Form 10-Q
period 1996-06-30
FLAG FINANCIAL CORP
filed 1996-08-14
CIK 897509

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the Quarter Ended June 30, 1996 Commission File Number 0-23470

                           FLAG Financial Corporation
             (Exact name of registrant as specified in its charter)


                    Georgia                          58-2094179
- - -------------------------------------------------------------------------------
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)             Identification Number)

         101 North Greenwood St., P.O. Box 3007
                LaGrange, Georgia                   30240
- - -------------------------------------------------------------------------------
 (Address of principal executive offices)          (Zip Code)

Registrant's telephone number,
      including area code                          (706) 845-5000
- - -------------------------------------------------------------------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the receding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such
             filing requirement for the past 90 days. Yes X    No
                                                         ---     ---
Shares outstanding as of June 30, 1996: 2,035,740 shares of Common Stock, $1.00 par value.

                           FLAG FINANCIAL CORPORATION
                                     INDEX



Part I.    Financial Information                                          Page
- - -------------------------------------------------------------------------------

 Item I.   Consolidated Statements of Condition as of June 30, 1996
           (Unaudited) and December 31, 1995                               1

           Consolidated Statements of Income (Unaudited) for the
           quarters and six months ended June 30, 1996 and June 30, 1995   2

           Consolidated Statements of Cash Flows (Unaudited) for the
           six months ended June 30, 1996 and June 30, 1995                3

           Notes to the Consolidated Financial Statements                  4

 Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations for the quarter and six months ended
           June 30, 1996                                                   7

 Part II.  Other Information

- - -------------------------------------------------------------------------------
           None                                                           11

           Signatures                                                     12

FLAG FINANCIAL CORPORATION
LAGRANGE, GEORGIA
CONSOLIDATED STATEMENTS OF CONDITION

- - -------------------------------------------------------------------------------


                                                   JUNE 30,               DECEMBER 31,
                                                     1996                    1995
                                                     ----                    ----
ASSETS                                            (UNAUDITED)
Cash                                             $  5,132,312            $  4,301,653
Interest bearing deposits                           2,834,753               1,538,601
Fed funds sold                                        420,000               2,010,000
Investment securities                               8,610,987              14,555,238
Mortgage-backed securities                         39,421,241              44,105,262
Loans receivable  - net                           154,902,943             149,884,834
Loans held for sale                                 1,466,583                  30,709
Mortgage servicing rights acquired                  1,514,351               1,455,983
Accrued interest and
    dividends receivable                            2,036,118               1,750,434
Real estate acquired
    through foreclosure                               518,582                 800,714
Federal Home Loan bank stock                        1,895,900               1,895,900
Fixed assets                                        5,504,680               5,572,290
Deferred income taxes                                 858,066                 779,055
Other assets                                        3,593,193               3,424,691
                                                 ------------            ------------
  Total assets                                   $228,709,710            $232,105,364
                                                 ============            ============
LIABILITIES
Savings accounts                                 $176,201,051            $177,848,121
Advances from Federal Home Loan Bank               25,412,500              29,504,167
Advances from borrowers
    for taxes & insurance                           2,015,227                 971,777
Advances payable to secondary market                1,830,232               1,788,205
Accrued interest on deposits                          334,116                 399,390
Dividends payable on common stock                     173,038                 143,603
Other liabilities                                     903,596                 751,885
                                                 ------------            ------------
  Total liabilities                               206,869,760             211,407,148
                                                 ------------            ------------

STOCKHOLDERS' EQUITY
Common stock                                        2,035,740               1,916,000
Additional paid-in capital                          8,040,228               7,519,001
Retained earnings                                  12,268,572              11,580,579
Unrealized loss - marketable securities              (504,591)               (317,364)
                                                 ------------            ------------
  Total stockholders' equity                       21,839,949              20,698,216
                                                 ------------            ------------
  Total liabilities and
    stockholders' equity                         $228,709,710            $232,105,364
                                                 ============            ============

See Accompanying Notes to Consolidated Financial Statements

FLAG FINANCIAL CORPORATION
LAGRANGE, GEORGIA
CONSOLIDATED STATEMENTS OF INCOME

- - --------------------------------------------------------------------------------

                                                 THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                    1996             1995             1996          1995
                                                 -----------       ----------     ----------     ----------
Interest Income                                           (UNAUDITED                      (UNAUDITED)

 Interest and fees on loans                      $3,539,005        $3,144,597     $6,958,281     $6,136,656
 Interest and dividends on securities               274,446           294,268        517,829        695,813
 Interest on mortgage-backed securities             545,129           734,427      1,165,975      1,496,058
 Interest on time deposits                           27,715            52,324         83,815         91,234
                                                 ----------        ----------     ----------     ----------
       Total interest income                      4,386,295         4,225,616      8,725,900      8,419,763
                                                 ----------        ----------     ----------     ----------
Interest Expense
 Interest on Savings                              1,928,871         2,035,165      3,951,986      3,878,891
 Interest on borrowings                             326,122           481,676        650,185      1,061,453
                                                 ----------        ----------     ----------     ----------
       Total interest expense                     2,254,993         2,516,841      4,602,171      4,940,344
                                                 ----------        ----------     ----------     ----------
       Net interest income before
           provision for loan losses              2,131,303         1,708,776      4,123,730      3,479,419
Provision for Loan Losses                           634,529           120,000        784,529        240,000
                                                 ----------        ----------     ----------     ----------
       Net interest income after
         provision for loan losses                1,496,774         1,588,776      3,339,201      3,239,419
                                                 ----------        ----------     ----------     ----------
Other Income
 Fees and service charges                           652,758           511,142      1,191,617      1,012,084
 Gain on sale of investment securities               42,590            56,523        166,373         59,416
 Gain on sale of loans                               92,899           (48,757)       124,015        (91,243)
 Gain on sale of mortgage-backed securities           1,024            36,299          7,614         40,667
 Gain (loss) on sale of real estate-net             (23,051)           (9,965)       (35,027)          (846)
 Sundry income                                       92,302           141,001        120,266        186,298
                                                 ----------        ----------     ----------     ----------
       Total other income                           858,522           686,244      1,574,858      1,206,376
                                                 ----------        ----------     ----------     ----------
Operating Expenses
 Compensation and benefits                          669,377           602,637      1,346,061      1,218,002
 Office occupancy expense                            65,945            54,201        128,284        105,211
 Furniture, fixtures & equipment expenses            55,200            30,350        103,658         60,797
 Federal deposit insurance premium                  118,842           112,260        237,821        224,006
 Legal and professional fees                         67,012            50,745        141,740         96,065
 Data processing expense                            128,390           117,088        257,463        241,158
 Advertising                                         51,262            46,183         91,108         80,927
 General and payroll tax expense                     89,638            73,870        170,950        147,995
 Printing and postage                                59,061            67,695        145,545        132,741
 Depreciation                                       129,999           117,000        259,998        233,995
 Other expenses                                     238,280           188,448        466,198        317,503
                                                 ----------        ----------     ----------     ----------
       Total operating expenses                   1,673,006         1,460,477      3,348,827      2,858,400
                                                 ----------        ----------     ----------     ----------
       Net income prior to taxes                    682,290           814,544      1,565,232      1,587,395
Less Provision for Taxes                         $  254,156        $  272,245        551,757        543,981
                                                 ----------        ----------     ----------     ----------
       Net Income                                $  428,133        $  542,300     $1,013,474     $1,043,415
                                                 ==========        ==========     ==========     ==========

 Primary earnings per share                           $0.20             $0.26          $0.48          $0.49
 Fully diluted earnings per share                     $0.20             $0.26          $0.48          $0.49
 Book value per share                                $10.72             $9.77         $10.72          $9.77
 Equity to total assets                                9.55%             9.37%          9.55%          9.37%


 See Accompanying Notes to Consolidated Financial Statements

FLAG FINANCIAL CORPORATION
LAGRANGE, GEORGIA
CONSOLIDATED STATEMENT OF CASH FLOWS

- - -------------------------------------------------------------------------------


                                                                                        Six Months Ended
                                                                                ------------------------
                                                                                 06-30-96     06-30-95
                                                                                ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                    $1,013,474   $1,043,415

  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Provision for loan losses                                                    784,529      240,000
      Provision for depreciation                                                   259,998      233,995
      Amortization of premiums/discounts on securities                             109,546      (86,891)
      (Gain)/loss on sale of investment securities                                 (23,505)      23,329
      (Gain)/loss on sale of loans and mortgage-backed securities                   58,265       63,095
      (Gain)/loss on sale of real estate acquired through foreclosure               35,027          846
      (Gain) on sale of stock                                                     (135,252)     (82,746)
      (Increase)/decrease in accrued interest and dividends receivable            (285,684)     (70,789)
      (Increase)/decrease in deferred taxes                                         35,741      (14,755)
      Increase/(decrease) in accrued interest on savings                           (65,274)     (52,782)
      Increase/(decrease) in accrued interest and dividends receivable                   0            0
       Increase/(Decrease) in dividends payable on common stock                     29,435          825
      Increase/(decrease) in other - net                                           (75,162)    (440,465)
- - -------------------------------------------------------------------------------------------------------
            Total adjustments                                                      727,663     (186,338)
- - -------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                            1,741,137      857,077
- - -------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Maturities of interest-bearing deposits                                   (1,296,152)  (2,609,971)
      Maturities of investment securities                                        4,250,382      400,960
      Proceeds from sale of investment securities                                4,380,796    7,465,000
      Proceeds from sale of loans and mortgage-backed securities                11,726,761    7,722,237
      Loans originated net of principal collected                              (11,394,775)  (6,491,017)
      Proceeds from sale of stock                                                2,721,836    3,438,841
      (Increase)/decrease in real estate acquired through foreclosure              247,105     (213,111)
      Purchase of investment securities                                         (3,518,047)    (500,000)
      Purchase of loans and mortgage-backed securities                          (3,215,378)  (4,765,579)
      Deferred net origination fees/costs                                          (25,665)     (25,489)
      Purchases of FHLB stock                                                            0            0
      Purchase of other stock                                                   (1,847,181)  (1,546,344)
      Purchase of fixed assets                                                    (192,388)    (670,514)
      (Increase)/decrease in Fed Funds Sold                                      1,590,000            0
- - -------------------------------------------------------------------------------------------------------
            Net cash used by investing activities                                3,427,295    2,205,013
- - -------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITES:
      Net increase in savings accounts                                          (1,647,070)  13,640,247
      Proceeds from FHLB advances                                                9,500,000   32,300,000
      Repayment of FHLB advances                                               (13,591,666) (51,041,667)
      Decrease in advances to secondary market                                      42,027     (119,465)
      Increase in advances for borrower taxes & insurance                        1,043,450      743,782
      Exercise of stock options                                                    640,967       55,500
      Cash dividends                                                              (325,481)    (302,697)
- - -------------------------------------------------------------------------------------------------------
            Net cash provided by financing activities                           (4,337,773)  (4,724,300)
- - -------------------------------------------------------------------------------------------------------

Net increase/(decrease) in cash and cash equivalents                               830,659   (1,662,210)
Cash and cash equivalents at beginning of year                                   4,301,653    4,265,250
- - -------------------------------------------------------------------------------------------------------

Cash and cash equivalents at June 30,                                           $5,132,312   $2,603,040
=======================================================================================================


FLAG FINANCIAL CORPORATION
LAGRANGE, GEORGIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - -------------------------------------------------------------------------------
                                  (UNAUDITED)

NOTE 1:  Principles of Consolidation

The consolidated financial statements include the operations of FLAG Financial Corporation ("FLAG" or "the Company") and its wholly-owned subsidiary, First Federal Savings Bank of LaGrange ("the Bank"). The interim consolidated financial statements included herein are unaudited but reflect all adjustments necessary to eliminate all significant intercompany balances and transactions and such other adjustments and accruals which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and the results of operation for the interim periods presented. All such adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform with the current period's presentation. For the purpose of comparison, information is included for prior periods. Financial information for those periods including the financial statements, footnotes and independent auditors' opinion contained in the Company's 1995 Annual Report should be read in conjunction with these financial statements. The results of operations for the quarter and six months ended June 30, 1996 are not necessarily indicative of the results for a full year's operation.

NOTE 2:  Investments

Investments are classified in three categories; held to maturity securities (reported at amortized cost), trading securities (reported at fair value), and available for sale securities (reported at fair value). Net unrealized gains or losses on available for sale securities are excluded from income but reported in a separate component of shareholder's equity. Net unrealized gains or losses on trading Securities are included in current earnings.

The following summarizes FLAG's investments as of June 30, 1996:


                                                             Net      After-Tax
                                                          Unrealized  Unrealized
                                               Balance    Gain/Loss   Gain/Loss
                                             -----------  ----------  ----------
Investment Securities
  Held to Maturity (at amortized cost)       $         0  $       0   $       0
  Available for Sale (at fair value)           8,772,039   (161,051)    (99,852)
  Trading Securities                                   0          0           0
    Total Investment Securities                8,772,039   (161,051)    (99,852)
                                             -----------  ---------   ---------
Mortgage Backed Securities
  Held to Maturity (at amortized cost)       $ 3,718,159          0           0
  Available for Sale (at fair value)          36,355,886   (652,804)   (404,739)
  Trading Securities                                   0          0           0
    Total Mortgage Backed Securities          40,074,045   (652,804)   (404,739)
                                             -----------  ---------   ---------
FHLB Stock (available for sale)                1,895,900          0           0
                                             -----------  ---------   ---------
    Total                                    $50,741,985  $(813,856)  $(504,591)
                                             ===========  =========   =========

FLAG FINANCIAL CORPORATION
LAGRANGE, GEORGIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - -------------------------------------------------------------------------------
                                  (UNAUDITED)

NOTE 3:  Net Loans Receivable (Excluding Loans Held for Sale)

Loans receivable are summarized as follows:

                                                June 30,    December 31,
                                                  1996          1995
                                              ------------  ------------
Permanent Mortgage Loans
  Residential 1-4 family                      $ 91,945,372  $ 90,022,834
  Multi-family                                   1,136,986     1,178,000
                                              ------------  ------------
  Total permanent mortgages                     93,082,358    91,200,834
Commercial real estate loans                    24,151,053    25,593,000
Consumer and business loans                     19,387,951    14,731,000
Commercial loans and leases                     19,602,317    16,916,000
Residential construction loans                   5,347,000     8,048,000
                                              ------------  ------------
  Gross loans receivable                       161,570,679   156,488,834
                                              ------------  ------------
Less:
  Undisbursed proceeds on loans in process       4,463,241     4,978,000
  Deferred loans fees and discounts                274,780       287,000
  Allowance for loans losses                     1,929,715     1,339,000
                                              ------------  ------------
Total net loans                               $154,902,943  $149,884,834
                                              ============  ============

NOTE 4:  Loans Held for Sale

Loans held for sale are carried at the lower of cost or market. The Bank had $1,482,251 and $30,750 of conforming mortgage loans held for sale in the secondary market at June 30, 1996 and December 31, 1995. The market values of these loans at June 30, 1996 and December 31, 1995 were $1,466,583 and $30,709, respectively.

NOTE 5:  Supplemental Disclosure of Cash Flow Information

Cash paid during the six months ended:

                                               June 30,
                                           1996        1995
                                        ----------  ----------
          Interest                      $3,727,231  $3,617,430
          Income Taxes                     692,291     569,701

NOTE 6:  Stockholder's Equity

The following table sets forth changes in stockholders' equity for the six months ended June 30, 1996:



          Balance at December 31, 1995            $20,698,216
          Net Income                                1,013,474
          Dividends Declared                         (325,481)
          Increase in Unrealized Losses on
            Marketable Securities                    (187,227)
          Exercise of Options                         640,967
                                                  -----------
          Balance at June 30, 1996                $21,839,949
                                                  ===========

FLAG FINANCIAL CORPORATION
LAGRANGE, GEORGIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- - -------------------------------------------------------------------------------
                                  (UNAUDITED)

On May 20, 1996 the Board of Directors declared a $0.085 per share cash dividend payable July 1, 1996 to shareholders of record June 21, 1996.

FLAG has 2,035,740 shares of common stock outstanding. FLAG has a stock option plan which provides up to 201,250 shares of common stock and the granting of stock appreciation rights. As of June 30, 196,750 stock options have been granted, 145,750 have been exercised and included in the shares outstanding, and 3,750 have expired, leaving 47,250 options granted but not exercised.

NOTE 7:  Earnings Per Share

Earnings per share for the six months ended June 30, 1996 and 1995 were computed based on the following:



                                                               Six Months Ended
                                                             June 30,    June 30,
                                                              1996         1995
                                                            ----------  ----------
   Net Income                                               $1,013,474  $1,043,415
   Primary Number of Shares                                  2,109,050   2,109,050
   Fully Diluted Number of Shares - Weighted Average         2,109,050   2,109,050
   Earnings Per Share for the Period - Weighted Average
     Primary                                                $     0.48        0.49
     Fully Diluted                                                0.48        0.49

In the last quarter of 1995, FLAG Financial Corporation purchased in the open market 128,100 shares of its common stock at a purchase price of $12.75 per share. These shares now have the status of authorized but unissued stock.

FLAG FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- - -------------------------------------------------------------------------------

Liquidity and Capital Resources

Applicable federal regulations required the Bank to maintain cash and eligible short-term investment securities in an amount greater than or equal to 5% of net withdrawable deposits and borrowings payable in one year or less. This requirement is to help assure that funding is adequate to meet deposit withdrawals, loan fundings and other short-term liquidity needs. The Bank's liquidity position was 8.93% as of June 30, 1996.

The Bank's primary source of liquidity (funds) are deposits, loan repayments, proceeds from the sale of loans and securities, Federal Home Loan Bank of Atlanta advances, Fed Funds Purchased, and earnings from investments. Non-interest checking accounts continue to be a growing source of funds for the Bank. The Bank's principle uses of funds are the origination of loans, the purchase of mortgage-backed and investment securities, and for the repayment of borrowings and advances. Primarily, funds have been used this quarter to fund newly originated loans and to pay off FHLB advances.

The Consolidated Cash Flow Statements for the periods ending June 30, 1996 and 1995 further outline the sources and uses of funds for this quarter.

An adequate level of capital is not only a regulated requirement, but is necessary to provide the foundation for balance sheet expansion and protection from future losses. The chart below reflects the Bank's capital as of June 30, 1996. As indicated in the following chart, FLAG and the Bank are significantly above all capital levels which are considered necessary under current industry standards and are required by regulatory agencies.




                              REQUIRED     ACTUAL       EXCESS
                               CAPITAL     CAPITAL      CAPITAL
Tangible Capital
($000)                         $ 3,444     $21,011      $17,567
%                                 1.50%       9.15%        7.65%
Core Capital
($000)                         $ 6,887     $21,011      $14,124
%                                 3.00%       9.15%        6.15%
Risk-based Capital
($000)                         $12,624     $22,616      $ 9,992
                                  8.00%      14.33%        6.33%

FLAG FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- - -------------------------------------------------------------------------------

CHANGES IN FINANCIAL CONDITION
December 31, 1995 and June 30, 1996

Total assets decreased approximately $3.40 million since December 31, 1995, from $232,105,364 at December 31, 1995 to $228,709,710 at June 30, 1996. Total
liabilities decreased $4.54 million, from $211,407,148 at December 31, 1995 to $228,709,710 at June 30, 1996. The decrease in assets resulted from the sales and calls of investments and mortgage-backed securities, and these funds were used to fund loans and pay down $4.09 million of Federal Home Loan Bank of Atlanta advances.

Stockholder's Equity has increased $1,141,733 since December 31, 1995 as follows:



            Balance at December 31, 1995           $20,698,216
            Net Income                               1,013,474
            Dividends Declared                        (325,481)
            Increase in Unrealized Losses on
              Marketable Securities                   (187,227)

            Exercise of Options                        640,967
                                                   -----------
            Balance at June 30, 1996               $21,839,949
                                                   ===========


RESULTS OF OPERATIONS
Quarter ended June 30, 1996 and 1995

FLAG Financial reported net income in the second quarter of 1996 of $428,133 or $0.20 per share which is compared to $542,300 or $0.26 per share for the same period in 1995. The decrease in net income is the result of an increase in the provision for loan losses. The larger than expected increase in the provision for loan losses related to a $4.5 million portfolio of leases sold to the Bank through Bennett Funding Group, Inc., an equipment leasing and financing company based in Syracuse, New York. For several years, the Bank, along with many other financial institutions and individuals, have invested in office equipment leases sold through Bennett Funding throughout the United States. Bennett Funding recently filed for Chapter 11 bankruptcy protection, and certain officers of Bennett Funding are being investigated for possible wrongdoing, including but not limited to criminal securities fraud. As a result of the Chapter 11 filing, the collection of cash flows and the values associated with these leases have become less certain. To reflect this possible loss, the Bank classified these leases as substandard and set up a
specific loss reserve of $677,529 for possible losses.    Disregarding the
increase in the provision for loan losses, FLAG had an excellent quarter. Income from fees and service charges increased $141,616 or 27% from the year ago period. Net interest income before provision for loan losses increased $422,527 or 24% from the second quarter in 1995. The growth in net interest income before provision for loan losses was primarily attributable to higher net interest margins.


RESULTS OF OPERATIONS
Six months ended June 30, 1996 and 1995

Even with the increased loan loss provision, net income for the first six months of 1996 was comparable to 1995. FLAG had growth in many positive areas. Interest expense for the first six months of 1996 increased 6.85% due to a 39% decrease in interest paid on FHLB advances. The growth of non-interest income was primarily the result of gains on the sale of

FLAG FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- - -------------------------------------------------------------------------------

investment securities and loans. Specifically, non-interest income increased 30% from $1,206,376 in 1995 to $1,574,858 in 1996, with essentially all of the increase due to gains. Pretax income before the provision for loan losses increased 28% for the first six months of 1996. Interest and fees on loans increased 13% from $6,136,656 in 1995 to $6,958,281 in 1996. This is the result of higher interest rates than the year-ago period.

PROVISION FOR LOAN AND LEASE LOSSES

Management utilizes a systematic methodology to independently evaluate the adequacy of the allowances for loan and lease losses. The adequacy of the reserve for loan losses is determined through management's informed judgment concerning the amount of risk inherent in the Bank's loan and lease portfolios. This judgment is based on such factors as the levels of non-performing and substandard loans and leases, portfolio mix, borrowers' financial condition, estimated underlying collateral values, current and prospective loacal economic conditions, and historical loss experience. Management expects the allowance to increase as the Bank continues to expand the following loan portfolios: consumer, commercial, and commercial real estate. Actual losses in the form of loans charged-off during the six months ended June 30, 1996 and year ended December 31, 1995 are presented as follows:


                                                          June 30,     December 31,
                                                            1996           1995
                                                        -------------  -------------
Average net loans                                       $151,880,718   $146,144,000
Allowance for possible loan  and lease losses,
 beginning of period                                       1,339,000      1,244,000
Charge-offs for the period:
 Consumer                                                     50,000        118,000
 Commercial and business loans                                     -              -
 Residential construction loans                               22,000         23,000
 Permanent mortgage loans                                    143,000         60,000
 Commercial real estate loans                                      -        364,000
   Total charge-offs                                         215,000        565,000
                                                        ------------   ------------
Recoveries for the period:
 Consumer                                                     21,000         30,000
 Commercial and business loans                                     -              -
 Residential construction loans                                    -              -
 Permanent mortgage loans                                          -              -
 Commercial real estate loans                                      -              -
   Total recoveries                                           21,000         30,000
                                                        ------------   ------------
Net charge-offs for the period                               194,000        535,000
Provision for loan and lease losses                          784,529        630,000
Allowance for possible loan and lease losses,           $              $
   end of period                                           1,929,529      1,339,000
                                                        ============   ============

Ratio of allowance for loan and lease losses to
  average net loans outstanding                                 1.27%          0.92%
Ratio of net charge-offs during the period to
 average net loans and leases outstanding
 during the period                                              0.13%          0.37%

FLAG FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- - -------------------------------------------------------------------------------

The following table represents the allocation of the allowance:


                                                  June 30,                  December 31,
                                                    1996                        1995
                                                          Percent of                 Percent of
                                              Amount     Total Loans      Amount     Total Loans
Permanent mortgage loans                   $       -           -       $  16,000        0.01%
Commercial real estate loans                 295,285        0.19%        257,000        0.17%
Consumer and business loans                   30,395        0.02%         19,000        0.01%
Commercial loans & leases                          -           -               -           -
Residential construction loans                     -           -               -           -
  Total Loans                                325,680        0.21%        292,000        0.19%
                                           ---------                   ---------
Unallocated allowance                      1,604,035        1.06%      1,047,000        0.71%
  Total allowance for possible
   loan losses                             1,929,715        1.27%      1,339,000        0.90%
                                           =========                   =========

The Bank continues to monitor the credit worthiness of its loan and lease portfolios. The following table represents the non-accrual loans and other non-performing assets. Interest income is recognized on a cash basis for these loans.


<Capton>
                                             June 30,      December 31,
                                               1996            1995
Non-accruing loans:
 Residential mortgage loans:
  1-4 family                                $ 982,000       $1,064,000
  Multi-family                                      -                -
  Commercial real estate loans                      -          207,000
  Consumer and business loans                  86,000          123,000
  Commercial loans/leases                   4,517,000                -
    Total non-accruing loans/leases         5,585,000        1,394,000
                                            ---------       ----------
Real estate acquired through foreclosure
 other repossessed collateral                 528,845          801,000
  Total non-performing assets               6,113,845        2,195,000
                                            =========       ==========
Ratio of total non-performing assets to:
 Total loans and real estate acquired
  through foreclosure                            3.90%            1.48%
 Total assets                                    2.67%            0.95%

                           FLAG FINANCIAL CORPORATION

                          PART II.  OTHER INFORMATION

                        No Other Information to Declare

SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           FLAG FINANCIAL CORPORATION
                  (Registrant)

           Date:  August 8, 1996                  Ellison C. Rudd
                                            ---------------------------
                                            Ellison C. Rudd
                                            Chief Financial Officer
                                            (Duly authorized officer)