Form 10-Q
period 1996-09-30
FLAG FINANCIAL CORP
filed 1996-11-14
CIK 897509

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarter Ended September 30, 1996        Commission File Number 0-23470

                           FLAG Financial Corporation
             (Exact name of registrant as specified in its charter)


         Georgia                                                58-2094179
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

101 North Greenwood St., P.O. Box 3007
         LaGrange, Georgia                                         30240
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number,
         including area code                                  (706) 845-5000
--------------------------------------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the receding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirement for the past 90 days. Yes X No___

Shares outstanding as of September 30, 1996: 2,036,990 shares of Common Stock, $1.00 par value.

                           FLAG FINANCIAL CORPORATION
                                      INDEX


Part I.           Financial Information                                   Page
--------------------------------------------------------------------------------
Item I.  Consolidated Statements of Condition as of September 30, 1996
         (Unaudited) and December 31, 1995                                  1

         Consolidated Statements of Income (Unaudited) for the
         quarters and nine months ended September 30, 1996 and
         September 30, 1995                                                 2

         Consolidated Statements of Cash Flows (Unaudited) for the
         nine months ended September 30, 1996 and September 30, 1995        3

         Notes to the Consolidated Financial Statements                     4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations for the quarter and nine months ended
         September 30, 1996                                                 7

Part II. Other Information
--------------------------------------------------------------------------------

                  None                                                      11

                  Signatures                                                12


FLAG FINANCIAL CORPORATION
LAGRANGE, GEORGIA
CONSOLIDATED STATEMENTS OF CONDITION
--------------------------------------------------------------------------------

                                             SEPTEMBER 30,          DECEMBER 31,
                                                 1996                   1995
ASSETS                                          (UNAUDITED)
Cash                                            $   5,394,435     $   4,301,653
Interest bearing deposits                           2,546,430         1,538,601
Fed funds sold                                      1,920,000         2,010,000
Investment securities                               8,297,041        14,555,238
Mortgage-backed securities                         38,274,127        44,105,262
Loans receivable  - net                           154,238,207       149,884,834
Loans held for sale                                   989,347            30,709
Mortgage servicing rights                           1,629,167         1,455,983
Accrued interest and
    dividends receivable                            2,042,649         1,750,434
Real estate acquired
    through foreclosure                               483,982           800,714
Federal Home Loan bank stock                        1,895,900         1,895,900
Fixed assets                                        5,445,180         5,572,290
Deferred income taxes                               1,796,937           779,055
Other assets                                        3,961,035         3,424,691
                                                -------------     -------------
  Total assets                                  $ 228,914,437     $ 232,105,364
                                                =============     =============

LIABILITIES
Savings accounts                                $ 183,737,958     $ 177,848,121
Advances from Federal Home Loan Bank               18,891,667        29,504,167
Advances from borrowers
    for taxes & insurance                           1,993,441           971,777
Advances payable to secondary market                2,001,043         1,788,205
Accrued interest on deposits                          294,592           399,390
Dividends payable on common stock                     173,144           143,603
Other liabilities                                   1,673,168           751,885
                                                -------------     -------------
  Total liabilities                               208,765,013       211,407,148
                                                -------------     -------------

STOCKHOLDERS' EQUITY
Common stock                                        2,036,990         1,916,000
Additional paid-in capital                          8,044,728         7,519,001
Retained earnings                                  10,485,209        11,580,579
Unrealized loss - marketable securities              (417,503)         (317,364)
                                                -------------     -------------
  Total stockholders' equity                       20,149,424        20,698,216
                                                -------------     -------------
  Total liabilities and
    stockholders' equity                        $ 228,914,437     $ 232,105,364
                                                =============     =============

See Accompanying Notes to Consolidated Financial Statements

                                       2
FLAG FINANCAL CORPORATION
LAGRANGE, GEORGIA
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                              THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                            September 30,
                                                     -----------------------------------          -----------------------------
                                                           1996                1995                   1996                1995
                                                      ----------------     --------------        -------------       -------------
                                                                 (UNAUDITED)                               (UNAUDITED)
Interest Income
Interest and fees on loans                             $  3,625,015         $  3,241,034         $ 10,583,296         $  9,377,690
Interest and dividends
      on securities                                         250,483              264,593              768,312              988,048
Interest on mortgage-
     backed securities                                      502,732              715,220            1,668,707            2,211,278
Interest on time deposits                                    35,544               29,026              119,359              120,260
                                                       ------------         ------------         ------------         ------------
  Total interest income                                   4,413,774            4,249,873           13,139,674           12,697,276
                                                       ------------         ------------         ------------         ------------
Interest Expense
Interest on Savings                                       2,009,266            2,070,230            5,961,252            5,948,264
Interest on borrowings                                      285,656              387,176              935,841            1,448,629
                                                       ------------         ------------         ------------         ------------
  Total interest expense                                  2,294,922            2,457,406            6,897,093            7,396,893
                                                       ------------         ------------         ------------         ------------
  Net interest income before
   provision for loan losses                              2,118,852            1,792,467            6,242,581            5,300,383
Provision for Loan Losses                                 2,550,000              195,000            3,334,529              435,000
                                                       ------------         ------------         ------------         ------------
  Net interest income after
    provision for loan losses                              (431,148)           1,597,467            2,908,052            4,865,383
                                                       ------------         ------------         ------------         ------------
Other Income
Fees and service charges                                    624,366              550,887            1,815,983            1,674,955
Gain on sale of investment
     securities                                              35,632               55,406              202,005              114,822
Gain on sale of loans                                       122,435               34,657              246,450              (56,586)
Gain on sale of mortgage-backed
     securities                                                   0              (11,886)               7,615               28,781
Gain (loss) on sale of real
     estate-net                                             (21,964)              38,543              (56,991)              37,697
Sundry income                                                33,282               67,413              153,548              201,607
                                                       ------------         ------------         ------------         ------------
  Total other income                                        793,751              735,020            2,368,610            2,001,276
                                                       ------------         ------------         ------------         ------------
Operating Expenses
Compensation and benefits                                   683,995              597,550            2,030,056            1,877,015
Office occupancy expense                                     70,381               71,274              198,665              182,321
Furniture, fixtures & equipment
     expenses                                                74,570               42,896              178,228              104,086
Federal deposit insurance premium                         1,275,541              116,036            1,513,362              340,042
Legal and professional fees                                  92,496               75,783              234,236              171,911
Data processing expense                                     129,060              127,117              386,523              368,275
Advertising                                                  62,687               41,992              153,795              122,919
General and payroll tax expense                              82,036               71,480              252,986              225,341
Printing and postage                                         74,024               74,844              219,569              209,995
Depreciation                                                129,999              117,005              389,997              350,999
Other expenses                                              304,527              173,562              770,727              503,411
                                                       ------------         ------------         ------------         ------------
  Total operating expenses                                2,979,316            1,509,539            6,328,144            4,456,315
                                                       ------------         ------------         ------------         ------------
  Net income prior to taxes                              (2,616,713)             822,948           (1,051,482)           2,410,344
Less Provision for Taxes                               ($ 1,006,493)        $    279,198             (454,736)             823,179
                                                       ------------         ------------         ------------         ------------
  Net Income                                           ($ 1,610,220)        $    543,750         ($   596,746)        $  1,587,165
                                                       ============         ============         ============         ============
Primary earnings per share                             ($      0.77)        $       0.25         ($      0.29)        $       0.72
Fully diluted earnings per share                       ($      0.77)        $       0.25         ($      0.29)        $       0.72
Book value per share                                   $       9.89         $       9.72         $       9.89         $      10.00
Equity to total assets                                         8.80%                9.57%                8.80%                9.57%

See Accompanying Notes to Consolidated Financial Statements

FLAG FINANCIAL CORPORATION
LAGRANGE, GEORGIA
CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                    Nine Months Ended
                                                                                           ----------------------------------------
                                                                                             09-30-96                     09-30-95
                                                                                           ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                              ($   596,746)                $  1,587,165
  Adjustments  to  reconcile  net  income  to net cash  provided  by  (used  in)
    operating activities:
      Provision for loan losses                                                              3,334,529                      435,000
      Provision for depreciation                                                               389,997                      350,999
      Amortization of premiums/discounts on securities                                         177,393                     (134,382)
      (Gain)/loss on sale of investment securities                                             (41,047)                      10,787
      (Gain)/loss on sale of loans and mortgage-backed securities                              238,836                       61,470
      (Gain)/loss on sale of real estate acquired through                                       56,991                      (37,697)
          foreclosure
      (Gain) on sale of stock                                                                 (160,957)                    (125,609)
      (Increase)/decrease in accrued interest and dividends                                   (292,215)                    (576,073)
          receivable
      (Increase)/decrease in deferred taxes                                                   (956,506)                     (45,943)
      Increase/(decrease) in accrued interest on savings                                      (104,798)                     (72,577)
       Increase/(Decrease) in dividends payable on common stock                                 29,541                        1,631
      Increase/(decrease) in other - net                                                       211,754                     (362,565)
                                                                                                                       ------------
            Total adjustments                                                                2,883,518                     (494,959)
                                                                                                                       ------------
            Net cash provided by operating activities                                        2,286,772                    1,092,206
                                                                                                                       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Maturities of interest-bearing deposits                                               (1,007,829)                  (1,372,087)
      Maturities of investment securities                                                    4,250,382                    1,150,960
      Proceeds from sale of investment securities                                            6,136,986                    8,152,313
      Proceeds from sale of loans and mortgage-backed securities                            15,582,455                    8,236,402
      Loans originated net of principal collected                                          (14,783,308)                  (3,045,449)
      Proceeds from sale of stock                                                            3,685,920                    4,866,686
      (Increase)/decrease in real estate acquired through                                      259,740                     (749,745)
          foreclosure
      Purchase of investment securities                                                     (4,871,454)                  (1,691,909)
      Purchase of loans and mortgage-backed securities                                      (4,099,634)                  (7,017,924)
      Deferred net origination fees/costs                                                      (48,733)                      17,002
      Purchases of FHLB stock                                                                        0                            0
      Purchase of other stock                                                               (2,785,560)                  (3,443,505)
      Purchase of fixed assets                                                                (262,887)                    (896,410)
      (Increase)/decrease in Fed Funds Sold                                                     90,000                            0
                                                                                                                       ------------
            Net cash provided by investing activities                                        2,146,078                    4,206,334
                                                                                                                       ------------

CASH FLOWS FROM FINANCING ACTIVITES:
      Net increase in savings accounts                                                       5,889,837                    9,662,835
      Proceeds from FHLB advances                                                           11,000,000                   44,800,000
      Repayment of FHLB advances                                                           (21,612,500)
      Decrease in advances to secondary market                                                 212,838                      426,453
      Increase in advances for borrower taxes & insurance                                    1,021,664                      942,469
      Exercise of stock options                                                                646,717                      101,200
      Cash dividends                                                                          (498,624)                    (455,270)
                                                                                                                       ------------
            Net cash used by financing activities                                           (3,340,068)                  (5,077,868)
                                                                                                                       ------------

Net increase/(decrease) in cash and cash equivalents                                         1,092,782                      220,672
Cash and cash equivalents at beginning of year                                               4,301,653                    4,265,250
                                                                                                                       ------------

Cash and cash equivalents at September 30,                                                $  5,394,435                 $  4,485,922
                                                                                          =============                 ============

                                       4
FLAG FINANCIAL CORPORATION
LAGRANGE, GEORGIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                            (UNAUDITED)

NOTE 1:  Principles of Consolidation

The consolidated financial statements include the operations of FLAG Financial Corporation ("FLAG" or "the Company") and its wholly-owned subsidiary, First Federal Savings Bank of LaGrange ("the Bank"). The interim consolidated financial statements included herein are unaudited but reflect all adjustments necessary to eliminate all significant intercompany balances and transactions and such other adjustments and accruals which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and the results of operation for the interim periods presented. All such adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform with the current period's presentation. For the purpose of comparison, information is included for prior periods. Financial information for those periods including the financial statements, footnotes and independent auditors' opinion contained in the Company's 1995 Annual Report should be read in conjunction with these financial statements. The results of operations for the quarter and nine months ended September 30, 1996 are not necessarily indicative of the results for a full year's operation.

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

The following summarizes FLAG's investments as of September 30, 1996:


                                                              Net         After-Tax
                                                          Unrealized     Unrealized
                                              Balance      Gain/Loss      Gain/Loss
Investment Securities
    Held to Maturity (at amortized cost)    $         0   $         0    $         0
    Available for Sale (at fair value)        8,388,560       (91,518)       (56,741)
    Trading Securities                                0             0              0
                                            -----------   -----------    -----------
        Total Investment Securities           8,388,560       (91,518)       (56,741)
                                            -----------   -----------    -----------
Mortgage Backed Securities
    Held to Maturity (at amortized cost)    $ 3,297,404             0              0
    Available for Sale (at fair value)       35,558,597      (581,874)      (360,762)
    Trading Securities                                0             0              0
                                             ----------   -----------    -----------
         Total Mortgage Backed Securities    38,856,001      (581,874)      (360,762)
                                            -----------   -----------    -----------
FHLB Stock (available for sale)               1,895,900             0              0
                                            -----------   -----------    -----------
        Total                               $49,140,461   $  (673,392)   $  (417,503)
                                            ===========   ===========    ===========

FLAG FINANCIAL CORPORATION
LAGRANGE, GEORGIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                            (UNAUDITED)

NOTE 3:  Net Loans Receivable (Excluding Loans Held for Sale)

Loans receivable are summarized as follows:

                                                   September 30,   December 31,
                                                        1996           1995
Permanent Mortgage Loans
    Residential 1-4 family                          $ 89,509,207    $ 90,022,834
    Multi-family                                       1,119,000       1,178,000
                                                    ------------    ------------
    Total permanent mortgages                         90,628,207      91,200,834
Commercial real estate loans                          33,841,000      25,593,000
Consumer and business loans                           18,571,000      14,731,000
Commercial loans and leases                           16,101,000      16,916,000
Residential construction loans                         4,990,000       8,048,000
                                                    ------------    ------------
    Gross loans receivable                           164,131,207     156,488,834
                                                    ------------    ------------
Less:
    Undisbursed proceeds on loans in process           5,215,000       4,978,000
    Deferred loans fees and discounts                    252,000         287,000
    Allowance for loans losses                         4,426,000       1,339,000
                                                    ------------    ------------
Total net loans                                     $154,238,207    $149,884,834
                                                    ============    ============


NOTE 4:  Loans Held for Sale

Loans held for sale are carried at the lower of cost or market. The Bank had $1,000,924 and $30,750 of conforming mortgage loans held for sale in the secondary market at September 30, 1996 and December 31, 1995. The market values of these loans at September 30, 1996 and December 31, 1995 were $989,347 and $30,709, respectively.

NOTE 5: Supplemental Disclosure of Cash Flow Information Cash paid during the nine months ended:
                                                      September 30,
                                                   1996            1995
               Interest                           $5,092,384      $4,700,293
               Income Taxes                       $1,016,855        $825,920

NOTE 6:  Stockholder's Equity

The following table sets forth changes in stockholders' equity for the nine months ended September 30, 1996:

               Balance at December 31, 1995           $        20,698,216
               Net Income                                       (596,746)
               Dividends Declared                               (498,624)
               Increase in Unrealized Losses on
                 Marketable Securities                          (100,139)

               Exercise of Options                                646,717
                                                                  -------
               Balance at September 30, 1996          $        20,149,424
                                                               ==========

FLAG FINANCIAL CORPORATION
LAGRANGE, GEORGIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                  (UNAUDITED)

On September 12, 1996 the Board of Directors declared a $0.085 per share cash dividend payable October 1, 1996 to shareholders of record September 20, 1996.

FLAG has 2,036,990 shares of common stock outstanding. FLAG has a stock option plan which provides up to 201,250 shares of common stock and the granting of stock appreciation rights. As of September 30, 196,750 stock options have been granted, 147,000 have been exercised and included in the shares outstanding, and 3,750 have expired, leaving 46,000 options granted but not exercised.

NOTE 7:  Earnings Per Share

Earnings per share for the nine months ended September 30, 1996 and 1995 were computed based on the following:

                                                         Nine Months Ended
                                                    September 30,  September 30,
                                                        1996            1995
                                                        ----            ----
Net Income                                            $  (596,746)   $ 1,587,165
Primary Number of Shares- Weighted Average              2,081,396      2,203,250
Fully Diluted Number of Shares-Weighted Average         2,081,396      2,203,250
Earnings Per Share for the Period-Weighted Average
    Primary                                           $     (0.29)          0.72
    Fully Diluted                                           (0.29)          0.72

In the last quarter of 1995, FLAG Financial Corporation purchased in the open market 128,100 shares of its common stock at a purchase price of $12.75 per share. These shares now have the status of authorized but unissued stock.

                                       7
FLAG FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Liquidity and Capital Resources

Applicable federal regulations required the Bank to maintain cash and eligible short-term investment securities in an amount greater than or equal to 5% of net withdrawable deposits and borrowings payable in one year or less. This requirement is to help assure that funding is adequate to meet deposit withdrawals, loan fundings and other short-term liquidity needs. The Bank's liquidity position was 8.60% as of September 30, 1996.

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

The Consolidated Cash Flow Statements for the nine months ending September 30, 1996 and 1995 further outline the sources and uses of funds for this quarter.

An adequate level of capital is not only a regulated requirement, but is necessary to provide the foundation for balance sheet expansion and protection from future losses. The chart below reflects the Bank's capital as of September 30, 1996. As indicated in the following chart, FLAG and the Bank are significantly above all capital levels which are considered necessary under current industry standards and are required by regulatory agencies.


                          REQUIRED           ACTUAL           EXCESS
                          CAPITAL            CAPITAL          CAPITAL
Tangible Capital
($000)                 $     3,450       $    19,235        $   15,785
%                            1.50%             8.36%             6.86%
Core Capital
($000)                 $     6,900       $    19,235        $   12,335
%                            3.00%             8.36%             5.36%
Risk-based Capital
($000)                 $    12,286       $    23,457        $   11,171
                             8.00%            15.27%             7.27%


CHANGES IN FINANCIAL CONDITION
December 31, 1995 and September 30, 1996

Total assets decreased approximately $3.19 million since December 31, 1995, from $232,105,364 at December 31, 1995 to $228,914,437 at September 30, 1996. Total
liabilities decreased $2.64 million, from $211,407,148 at December 31, 1995 to $208,765,013 at September 30, 1996. The decrease in assets resulted from the sales and calls of investments and mortgage-backed securities, and these funds were used to fund loans and pay down $10.61 million of Federal Home Loan Bank of Atlanta advances. Nonperforming assets, which include the Bennett Funding leases, were $6.6 million at September 30, 1996,

FLAG FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

versus $2.2 million at December 31, 1995. Excluding Bennett Funding, nonperforming assets would have been $1.9 million, a 14% reduction from the level at year-end 1995. Reserves for losses were $4.4 million, up from $1.3 million at December 31, 1995.

Stockholder's Equity has decreased $548,792 since December 31, 1995 as follows:

               Balance at December 31, 1995           $          20,698,216
               Net Income                                         (596,746)
               Dividends Declared                                 (498,624)
               Increase in Unrealized Losses on
                 Marketable Securities                            (100,139)
               Exercise of Options                                  646,717
                                                                    -------
               Balance at September 30, 1996          $          20,149,424
                                                                 ==========

RESULTS OF OPERATIONS
Quarter ended September 30, 1996 and 1995

FLAG Financial reported a net loss in the third quarter of 1996 of $1,610,000 or $0.77 per share which is compared to net income of $544,000 or $0.25 per share for the same period in 1995. The loss is the result of two nonrecurring charges. The first of these charges, which was anticipated and previously disclosed, was a $2.3 million charge in the third quarter related to a $4.5 million portfolio of equipment leases sold to the Bank through the Bennett Funding Group, Inc. Although there is no way to anticipate the timing or ultimate resolution of the Bennett Funding matter, the Company continues to seek full recovery of the amounts invested with and through Bennett Funding Group, Inc.

Secondly, the Bank had a special assessment to fund the Savings Association Insurance Fund ("SAIF") totaling $1,150,000. The SAIF assessment is part of a recapitalization of the Savings Association Insurance Fund which was signed into law on September 30, 1996, and all financial institutions which are insured under SAIF participated in the assessment. The assessment is expected, among other things, to result in significantly lower deposit insurance premiums in future periods.

From a recurring earnings standpoint, profitability increased during the third quarter as a result of higher net interest income and strong growth in fee income. Specifically, net interest income increased 18% from the third quarter of 1995, while other income increased 8% in the same time period.

RESULTS OF OPERATIONS
Nine months ended Septemer 30, 1996 and 1995

Even though reported results were below last year's comparable figures, core earnings saw improvement. Net interest income before provision for loan losses increased 17% in the first nine months of 1996 as compared to the same period in 1995. Interest expense decreased 6.75% from 1995 due to a 35% decrease on interest paid on FHLB advances. Non-interest income also increased 18% from the year ago period because of an increase in gains on the sale of investment securities and an increase in fees and service charges.

FLAG FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

PROVISION FOR LOAN AND LEASE LOSSES

Management utilizes a systematic methodology to independently evaluate the adequacy of the allowances for loan and lease losses. The adequacy of the reserve for loan losses is determined through management's informed judgment concerning the amount of risk inherent in the Bank's loan and lease portfolios. This judgment is based on such factors as the levels of non-performing and substandard loans and leases, portfolio mix, borrowers' financial condition, estimated underlying collateral values, current and prospective local economic conditions, and historical loss experience. Management expects the allowance to increase as the Bank continues to expand the following loan portfolios: consumer, commercial loans and leases, and commercial real estate. Actual losses in the form of loans charged-off during the nine months ended September 30, 1996 and year ended December 31, 1995 are presented as follows:

                                                  September 30,    December 31,
                                                       1996            1995

Average net loans                                  $153,211,982    $146,144,000
Allowance for possible loan  and lease losses,
  beginning of period                                 1,339,000       1,244,000
Charge-offs for the period:
  Consumer                                               83,000         118,000
  Commercial and business loans                            --              --
  Residential construction loans                         22,000          23,000
  Permanent mortgage loans                              167,000          60,000
  Commercial real estate loans                             --           364,000
                                                   ------------    ------------
      Total charge-offs                                 272,000         565,000
                                                   ------------    ------------
Recoveries for the period:
  Consumer                                               25,000          30,000
  Commercial and business loans                            --              --
  Residential construction loans                           --              --
  Permanent mortgage loans                                 --              --
  Commercial real estate loans                             --              --
                                                   ------------    ------------
      Total recoveries                                   25,000          30,000
                                                   ------------    ------------
Net charge-offs for the period                          247,000         535,000
Provision for loan and lease losses                   3,334,000         630,000
Allowance for possible loan and lease losses,
      end of period                                $  4,426,000    $  1,339,000
                                                   ============    ============

Ratio of allowance for loan and lease losses to
     average net loans outstanding                         2.89%           0.92%
Ratio of net charge-offs during the period to
  average net loans and leases outstanding
  during the period                                        0.16%           0.37%

FLAG FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following table represents the allocation of the allowance:

                                    September 30,              December 31,
                                        1996                       1995
                                             Percent of              Percent of
                                Amount       Total Loans   Amount   Total Loans
Permanent mortgage loans      $          -          -   $    16,000    0.011%
Commercial real estate loans       301,000      0.194%      257,000    0.174%
Consumer and business loans          3,000      0.002%       19,000    0.013%
Commercial loans & leases        2,978,000      1.918%            -         -
Residential construction loans           -           -            -         -
                                  --------                 --------
    Total Loans Allocated        3,282,000      2.114%      292,000    0.198%
Unallocated allowance            1,144,000      0.737%    1,047,000    0.710%
    Total allowance for possible
      loan losses                4,426,000      2.851%    1,339,000    0.908%
                                 =========                =========


The Bank continues to monitor the credit worthiness of its loan and lease portfolio. The following table represents the non-accrual loans and other non-performing assets. Interest income is recognized on a cash basis for these loans.

                                                    September 30,   December 31,
                                                        1996            1995
Non-accruing loans:
  Residential mortgage loans:
    1-4 family                                         $1,207,000     $1,064,000
    Multi-family                                             --             --
    Commercial real estate loans                             --          207,000
    Consumer and business loans                           202,000        123,000
    Commercial loans/leases                             4,616,000           --
                                                       ----------     ----------
        Total non-accruing loans/leases                 6,025,000      1,394,000
                                                       ----------     ----------
  Real estate acquired through foreclosure
    other repossessed collateral                          526,000        801,000
                                                       ----------     ----------
      Total non-performing assets                       6,551,000      2,195,000
                                                       ==========     ==========

Ratio of total non-performing assets to:
  Total loans and real estate acquired
    through foreclosure                                      4.20%         1.48%
  Total assets                                               2.86%         0.95%

                           FLAG FINANCIAL CORPORATION

                           PART II. OTHER INFORMATION

                         No Other Information to Declare

SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  FLAG FINANCIAL CORPORATION
                           (Registrant)

                  Date: September 30, 1996                 Ellison C. Rudd
                                                    ----------------------------
                                                           Ellison C. Rudd
                                                      Chief Financial Officer
                                                     (Duly authorized officer)