Form 10-Q/A
period 1996-09-30
FLAG FINANCIAL CORP
filed 1996-12-02
CIK 897509

                                   FORM 10-Q/A

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

                           FLAG FINANCIAL CORPORATION
                                      INDEX


Part I.   Financial Information                                            Page
--------------------------------------------------------------------------------
Item I.   Consolidated Statements of Condition as of September 30, 1996
          (Unaudited) and December 31, 1995 ...........................     1

          Consolidated Statements of Income (Unaudited) for the
          quarters and nine months ended September 30, 1996 and
          September 30, 1995 ..........................................     2

          Consolidated Statements of Cash Flows (Unaudited) for the
          nine months ended September 30, 1996 and September 30, 1995 .     3

          Notes to the Consolidated Financial Statements ..............     4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations for the quarter and nine months ended
          September 30, 1996 ..........................................     7

Part II.  Other Information ...........................................
--------------------------------------------------------------------------------
          None ........................................................    11

          Signatures ..................................................    12

FLAG FINANCIAL CORPORATION
LAGRANGE, GEORGIA
CONSOLIDATED STATEMENTS OF CONDITION
--------------------------------------------------------------------------------
                                             SEPTEMBER 30,          DECEMBER 31,
                                                 1996                   1995
ASSETS                                        (UNAUDITED)
Cash .......................................    $   5,394,435     $   4,301,653
Interest bearing deposits ..................        2,546,430         1,538,601
Fed funds sold .............................        1,920,000         2,010,000
Investment securities ......................        8,297,041        14,555,238
Mortgage-backed securities .................       38,274,127        44,105,262
Loans receivable  - net ....................      154,238,207       149,884,834
Loans held for sale ........................          989,347            30,709
Mortgage servicing rights ..................        1,629,167         1,455,983
Accrued interest and
    dividends receivable ...................        2,042,649         1,750,434
Real estate acquired
    through foreclosure ....................          483,982           800,714
Federal Home Loan bank stock ...............        1,895,900         1,895,900
Fixed assets ...............................        5,445,180         5,572,290
Deferred income taxes ......................        1,796,937           779,055
Other assets ...............................        3,961,035         3,424,691
                                                -------------     -------------
  Total assets .............................    $ 228,914,437     $ 232,105,364
                                                =============     =============

LIABILITIES
Savings accounts ...........................    $ 183,737,958     $ 177,848,121
Advances from Federal Home Loan Bank .......       18,891,667        29,504,167
Advances from borrowers
    for taxes & insurance ..................        1,993,441           971,777
Advances payable to secondary market .......        2,001,043         1,788,205
Accrued interest on deposits ...............          294,592           399,390
Dividends payable on common stock ..........          173,144           143,603
Other liabilities ..........................        1,673,168           751,885
                                                -------------     -------------
  Total liabilities ........................      208,765,013       211,407,148
                                                -------------     -------------

STOCKHOLDERS' EQUITY
Common stock ...............................        2,036,990         1,916,000
Additional paid-in capital .................        8,044,728         7,519,001
Retained earnings ..........................       10,485,209        11,580,579
Unrealized loss - marketable securities ....         (417,503)         (317,364)
                                                -------------     -------------
  Total stockholders' equity ...............       20,149,424        20,698,216
                                                -------------     -------------
  Total liabilities and
    stockholders' equity ...................    $ 228,914,437     $ 232,105,364
                                                =============     =============

See Accompanying Notes to Consolidated Financial Statements

FLAG FINANCAL CORPORATION
LAGRANGE, GEORGIA
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                  THREE MONTHS ENDED                NINE MONTHS
                                    September 30,                  September 30,
                             -----------------------------   ---------------------------
                                 1996             1995          1996           1995
                             --------------    -----------   ------------  -------------
Interest Income                      (UNAUDITED)                    (UNAUDITED)
Interest and fees on loans .   $ 3,625,015    $ 3,241,034    $ 10,583,296    $  9,377,690
Interest and dividends
      on securities ........       250,483        264,593         768,312         988,048
Interest on mortgage-
     backed securities .....       502,732        715,220       1,668,707       2,211,278
Interest on time deposits ..        35,544         29,026         119,359         120,260
                               -----------    -----------    ------------    ------------
 Total interest income           4,413,774      4,249,873      13,139,674      12,697,276
                               -----------    -----------    ------------    ------------
Interest Expense
Interest on Savings ........     2,009,266      2,070,230       5,961,252       5,948,264
Interest on borrowings .....       285,656        387,176         935,841       1,448,629
                               -----------    -----------    ------------    ------------
 Total interest expense          2,294,922      2,457,406       6,897,093       7,396,893
                               -----------    -----------    ------------    ------------
Net interest income before
 provision for loan losses       2,118,852      1,792,467       6,242,581       5,300,383
Provision for Loan Losses ..     2,550,000        195,000       3,334,529         435,000
                               -----------    -----------    ------------    ------------
 Net interest income
 after provision for
 loan losses .........            (431,148)     1,597,467       2,908,052       4,865,383
                               -----------    -----------    ------------    ------------
Other Income
Fees and service charges ...       624,366        550,887       1,815,983       1,674,955
Gain on sale of investment
     securities ............        35,632         55,406         202,005         114,822
Gain on sale of loans ......       122,435         34,657         246,450         (56,586)
Gain on sale of mortgage-backed
     securities ............             0        (11,886)          7,615          28,781
Gain (loss) on sale of real
     estate-net ............       (21,964)        38,543         (56,991)         37,697
Sundry income ..............        33,282         67,413         153,548         201,607
                               -----------    -----------    ------------    ------------
      Total other income ...       793,751        735,020       2,368,610       2,001,276
                               -----------    -----------    ------------    ------------
Operating Expenses
Compensation and benefits ..       683,995        597,550       2,030,056       1,877,015
Office occupancy expense ...        70,381         71,274         198,665         182,321
Furniture, fixtures &
     equipment expenses ....        74,570         42,896         178,228         104,086
Federal deposit insurance
     premium ...............     1,275,541        116,036       1,513,362         340,042
Legal and professional fees         92,496         75,783         234,236         171,911
Data processing expense ....       129,060        127,117         386,523         368,275
Advertising ................        62,687         41,992         153,795         122,919
General and payroll tax ....        82,036         71,480         252,986         225,341
     expense
Printing and postage .......        74,024         74,844         219,569         209,995
Depreciation ...............       129,999        117,005         389,997         350,999
Other expenses .............       304,527        173,562         770,727         503,411
                               -----------    -----------    ------------    ------------
 Total operating expenses ..     2,979,316      1,509,539       6,328,144       4,456,315
                               -----------    -----------    ------------    ------------
 Net income prior to taxes .    (2,616,713)       822,948      (1,051,482)      2,410,344
Less Provision for Taxes ...   ($1,006,493)   $   279,198        (454,736)        823,179
                               -----------    -----------    ------------    ------------
 Net Income ................   ($1,610,220)   $   543,750    ($   596,746)   $  1,587,165
                               ===========    ===========    ============    ============
Primary earnings per share .       ($0.77)          $0.25        ($0.29)          $0.72
Fully diluted earnings per
     share ................        ($0.77)          $0.25        ($0.29)          $0.72
Book value per share ......          $9.89          $9.72          $9.89         $10.00
Equity to total assets ....          8.80%          9.57%          8.80%          9.57%

    See Accompanying Notes to Consolidated Financial Statements

FLAG FINANCIAL CORPORATION
LAGRANGE, GEORGIA
CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------
                                                          Nine Months Ended
                                                       -------------------------
                                                        09-30-96     09-30-95
                                                       -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income .......................................     ($596,746)   $1,587,165

Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Provision for loan losses ......................      3,334,529      435,000
  Provision for depreciation .....................        389,997      350,999
  Amortization of premiums/discounts on securities        177,393     (134,382)
  (Gain)/loss on sale of investment securities ...        (41,047)      10,787
  (Gain)/loss on sale of loans and
      mortgage-backed securities .................        238,836       61,470
  (Gain)/loss on sale of real estate acquired
      through foreclosure ........................         56,991      (37,697)
  (Gain) on sale of stock ........................       (160,957)    (125,609)
  (Increase)/decrease in accrued interest and
      dividends receivable .......................       (292,215)    (576,073)
  (Increase)/decrease in deferred taxes ..........       (956,506)     (45,943)
  Increase/(decrease) in accrued interest on
      savings ....................................       (104,798)     (72,577)
   Increase/(Decrease) in dividends payable on
      common stock ...............................         29,541        1,631
  Increase/(decrease) in other - net .............        211,754     (362,565)
--------------------------------------------------------------------------------
   Total adjustments .............................      2,883,518     (494,959)
--------------------------------------------------------------------------------
   Net cash provided by operating activities .....      2,286,772    1,092,206
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Maturities of interest-bearing deposits .........     (1,007,829)  (1,372,087)
 Maturities of investment securities .............      4,250,382    1,150,960
 Proceeds from sale of investment securities .....      6,136,986    8,152,313
 Proceeds from sale of loans and
     mortgage-backed securities ..................     15,582,455    8,236,402
 Loans originated net of principal collected .....    (14,783,308)
 Proceeds from sale of stock .....................      3,685,920    4,866,686
 (Increase)/decrease in real estate acquired
     through foreclosure .........................        259,740     (749,745)
 Purchase of investment securities ...............     (4,871,454)  (1,691,909)
 Purchase of loans and mortgage-backed
     securities ..................................     (4,099,634)  (7,017,924)
 Deferred net origination fees/costs .............        (48,733)      17,002
 Purchases of FHLB stock .........................              0            0
 Purchase of other stock .........................     (2,785,560)  (3,443,505)
 Purchase of fixed assets ........................       (262,887)    (896,410)
  (Increase)/decrease in Fed Funds Sold ..........         90,000            0
--------------------------------------------------------------------------------
   Net cash provided by investing activities .....      2,146,078    4,206,334
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITES:
 Net increase in savings accounts ................      5,889,837    9,662,835
 Proceeds from FHLB advances .....................     11,000,000   44,800,000
 Repayment of FHLB advances ......................    (21,612,500) (60,555,555)
 Decrease in advances to secondary market ........        212,838      426,453
 Increase in advances for borrower taxes &
     insurance ...................................      1,021,664      942,469
 Exercise of stock options .......................        646,717      101,200
 Cash dividends ..................................       (498,624)    (455,270)
--------------------------------------------------------------------------------
       Net cash used by financing activities .....     (3,340,068)  (5,077,868)
--------------------------------------------------------------------------------
Net increase/(decrease) in cash and
     cash equivalents ............................      1,092,782      220,672
Cash and cash equivalents at beginning of year ...      4,301,653    4,265,250
--------------------------------------------------------------------------------
Cash and cash equivalents at September 30, .......   $  5,394,435 $  4,485,922
================================================================================

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

The following summarizes FLAG's investments as of September 30, 1996:

                                                           Net       After-Tax
                                                       Unrealized    Unrealized
                                             Balance    Gain/Loss    Gain/Loss
Investment Securities
 Held to Maturity (at amortized cost) ..   $         0   $       0    $       0
 Available for Sale (at fair value) ....     8,388,560     (91,519)     (56,742)
 Trading Securities ....................             0           0            0
                                           -----------   ---------    ---------
     Total Investment Securities .......     8,388,560     (91,519)     (56,742)
                                           -----------   ---------    ---------
Mortgage Backed Securities
 Held to Maturity (at amortized cost) ..   $ 3,297,404           0            0
 Available for Sale (at fair value) ....    35,558,597    (581,874)    (360,762)
 Trading Securities ....................             0           0            0
      Total Mortgage Backed Securities .    38,856,001    (581,874)    (360,762)
                                           -----------   ---------    ---------
FHLB Stock (available for sale) ........     1,895,900           0            0
                                           -----------   ---------    ---------
        Total ..........................   $49,140,461   $(673,392)   $(417,503)
                                           ===========   =========    =========

FLAG FINANCIAL CORPORATION
LAGRANGE, GEORGIA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                            (UNAUDITED)

NOTE 3:  Net Loans Receivable (Excluding Loans Held for Sale)

Loans receivable are summarized as follows:
                                                    September 30,   December 31,
                                                         1996           1995
Permanent Mortgage Loans
    Residential 1-4 family .....................    $ 89,509,207    $ 90,022,834
    Multi-family ...............................       1,119,000       1,178,000
                                                    ------------    ------------
    Total permanent mortgages ..................      90,628,207      91,200,834
Commercial real estate loans ...................      33,841,000      25,593,000
Consumer and business loans ....................      18,571,000      14,731,000
Commercial loans and leases ....................      16,101,000      16,916,000
Residential construction loans .................       4,990,000       8,048,000
                                                    ------------    ------------
    Gross loans receivable .....................     164,131,207     156,488,834
                                                    ------------    ------------
Less:
    Undisbursed proceeds on loans in process ...       5,215,000       4,978,000
    Deferred loans fees and discounts ..........         252,000         287,000
    Allowance for loans losses .................       4,426,000       1,339,000
                                                    ------------    ------------
Total net loans ................................    $154,238,207    $149,884,834
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

NOTE 5: Supplemental Disclosure of Cash Flow Information Cash paid during the nine months ended:
                                         September 30,
                                     1996            1995
               Interest .......  $5,092,384      $4,700,293
               Income Taxes ...  $1,016,855        $825,920

NOTE 6:  Stockholder's Equity

The following table sets forth changes in stockholders' equity for the nine months ended September 30, 1996:

          Balance at December 31, 1995 ............      $ 20,698,216
          Net Income ..............................          (596,746)
          Dividends Declared ......................          (498,628)
          Increase in Unrealized Losses on
            Marketable Securities .................          (100,139)

          Exercise of Options .....................           646,717
                                                         ------------
          Balance at September 30, 1996 ...........      $ 20,149,424
                                                         ============

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

NOTE 7:  Earnings Per Share

Earnings per share for the nine months ended September 30, 1996 and 1995 were computed based on the following:

                                                   Nine Months Ended
                                              September 30,  September 30,
                                                  1996           1995
                                                  ----           ----
          Net Income .....................   $  (596,746)   $1,587,165
          Primary Number of
                  Shares- Weighted Average     2,081,396     2,203,250
          Fully Diluted Number of
                  Shares-Weighted Average      2,081,396     2,203,250
          Earnings Per Share for the
                  Period-Weighted Average
              Primary ....................   $     (0.29)         0.72
              Fully Diluted ..............         (0.29)         0.72

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

The Consolidated Cash Flow Statements for the periods ending September 30, 1996 and 1995 further outline the sources and uses of funds for this quarter.
An adequate level of capital is not only a regulated requirement, but is necessary to provide the foundation for balance sheet expansion and protection from future losses. The chart below reflects the Bank's capital as of September 30, 1996. As indicated in the following chart, FLAG and the Bank are significantly above all capital levels which are considered necessary under current industry standards and are required by regulatory agencies.



                      REQUIRED      ACTUAL        EXCESS
                       CAPITAL      CAPITAL      CAPITAL
Tangible Capital
($000) .............   $ 3,450      $19,235       $15,785
% ..................     1.50%        8.36%         6.86%
Core Capital
($000) .............   $ 6,900      $19,235       $12,335
% ..................     3.00%        8.36%         5.36%
Risk-based Capital
($000) .............   $12,286      $23,457       $11,171
% ..................      8.00%       15.27%         7.27%


CHANGES IN FINANCIAL CONDITION
December 31, 1995 and September 30, 1996

Total assets decreased approximately $3.19 million since December 31, 1995, from $232,105,364 at December 31, 1995 to $228,914,437 at September 30, 1996. Total
liabilities decreased $2.64 million, from $211,407,148 at December 31, 1995 to $208,765,013 at September 30, 1996. The decrease in assets resulted from the sales and calls of investments and mortgage-backed securities, and these funds were used to fund loans and pay down $10.61 million of Federal Home Loan Bank of Atlanta advances. Nonperforming assets, which include the Bennett Funding leases, were $6.6 million at September 30, 1996,

FLAG FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

versus $2.2 million at December 31, 1995. Excluding Bennett Funding, nonperforming assets would have been $1.9 million, a 14% reduction from the level at year-end 1995. Reserves for losses were $4.4 million, up from $1.6 million at December 31, 1995.

Stockholder's Equity has decreased $548,792 since December 31, 1995 as follows:

          Balance at December 31, 1995 .............     $ 20,698,216
          Net Income ...............................         (596,746)
          Dividends Declared .......................         (498,625)
          Increase in Unrealized Losses on
            Marketable Securities ..................         (100,139)
          Exercise of Options ......................          646,717
                                                         ------------
          Balance at September 30, 1996 ............     $ 20,149,424
                                                         ============

RESULTS OF OPERATIONS
Quarter ended September 30, 1996 and 1995

FLAG Financial reported a net loss in the third quarter of 1996 of $1,610,000 or $0.76 per share which is compared to net income of $544,000 or $0.25 per share for the same period in 1995. The loss is the result of two nonrecurring charges. The first of these charges, which was anticipated and previously disclosed, was a $2.3 million charge in the third quarter related to a $4.5 million portfolio of equipment leases sold to the Bank through the Bennett Funding Group, Inc. Although there is no way to anticipate the timing or ultimate resolution of the Bennett Funding matter, the Company continues to seek full recovery of the amounts invested with and through Bennett Funding Group, Inc.

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

                                                    September 30,  December 31,
                                                        1996           1995

Average net loans ..............................   $ 53,211,982    $146,144,000
Allowance for possible loan  and lease losses,
  beginning of period ..........................      1,339,000       1,244,000
Charge-offs for the period:
  Consumer .....................................         83,000         118,000
  Commercial and business loans ................              -               -
  Residential construction loans ...............         22,000          23,000
  Permanent mortgage loans .....................        167,000          60,000
  Commercial real estate loans .................              -         364,000
                                                   ------------    ------------
      Total charge-offs ........................        272,000         565,000
                                                   ------------    ------------
Recoveries for the period:
  Consumer .....................................         25,000          30,000
  Commercial and business loans ................              -               -
  Residential construction loans ...............              -               -
  Permanent mortgage loans .....................              -               -
  Commercial real estate loans .................              -               -
                                                   ------------    ------------
      Total recoveries .........................         25,000          30,000
                                                   ------------    ------------
Net charge-offs for the period .................        247,000         535,000
Provision for loan and lease losses ............      3,334,000         630,000
Allowance for possible loan and lease losses,
      end of period ............................   $  4,426,000    $  1,339,000
                                                   ============    ============

Ratio of allowance for loan and lease losses to
     average net loans outstanding .............           2.89%           0.92%
Ratio of net charge-offs during the period to
  average net loans and leases outstanding
  during the period ............................           0.16%           0.37%

FLAG FINANCIAL CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following table represents the allocation of the allowance:

                                      September 30,            December 31,
                                           1996                    1995
                                              Percent of              Percent of
                                    Amount   Total Loans    Amount   Total Loans
Permanent mortgage loans ....... $         -      -       $  16,000      0.01%
Commercial real estate loans ...     301,000      0.19%     257,000      0.17%
Consumer and business loans ....       3,000      0.02%      19,000      0.01%
Commercial loans & leases ......   2,978,000      1.93%           -          -
Residential construction loans .           -      -               -          -
    Total Loans Allocated ......   3,282,000      2.13%     292,000      0.19%
                                   ---------      ----      -------      ----
Unallocated allowance ..........   1,144,000      0.74%   1,047,000      0.71%
    Total allowance for
     possible loan losses ......   4,426,000      2.87%   1,339,000      0.90%
                                   =========      ====    =========      ====



The Bank continues to monitor the credit worthiness of its loan and lease portfolio. The following table represents the non-accrual loans and other non-performing assets. Interest income is recognized on a cash basis for these loans.

                                                    September 30,   December 31,
                                                        1996            1995
Non-accruing loans:
  Residential mortgage loans:
    1-4 family .................................     $1,207,000      $1,064,000
    Multi-family ...............................              -               -
    Commercial real estate loans ...............              -         207,000
    Consumer and business loans ................        202,000         123,000
    Commercial loans/leases ....................      4,616,000               -
                                                     ----------      ----------
        Total non-accruing loans/leases ........      6,025,000       1,394,000
                                                     ----------      ----------
  Real estate acquired through foreclosure
    other repossessed collateral ...............        526,000         801,000
                                                     ----------      ----------
      Total non-performing assets ..............      6,551,000       2,195,000
                                                     ==========      ==========

Ratio of total non-performing assets to:
  Total loans and real estate acquired
    through foreclosure ........................           4.20%           1.48%
  Total assets .................................           2.86%           0.95%

                           FLAG FINANCIAL CORPORATION

                           PART II. OTHER INFORMATION

                         No Other Information to Declare

SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  FLAG FINANCIAL CORPORATION
                           (Registrant)

                  Date: December 2, 1996                    Ellison C. Rudd
                                                   ----------------------------
                                                            Ellison C. Rudd
                                                       Chief Financial Officer
                                                     (Duly authorized officer)