Form 10-Q/A
period 1996-09-30
FLAG FINANCIAL CORP
filed 1996-12-03
CIK 897509

                                   FORM 10-Q/A
                                Amendment No. 1

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



                      REQUIRED      ACTUAL        EXCESS
                       CAPITAL      CAPITAL      CAPITAL
Tangible Capital
($000) .............   $ 3,450      $19,235       $15,785
% ..................     1.50%        8.36%         6.86%
Core Capital
($000) .............   $ 6,900      $19,235       $12,335
% ..................     3.00%        8.36%         5.36%
Risk-based Capital
($000) .............   $12,286      $21,154       $ 8,868
% ..................      8.00%       13.77%         5.77%


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