Form 10-K
period 1996-12-31
FLAG FINANCIAL CORP
filed 1997-03-31
CIK 897509

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

                           Commission File No. 0-24532


                           FLAG FINANCIAL CORPORATION
             (Exact name of Registrant as specified in its charter)

     Georgia                                          58-2094179
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

               101 North Greenwood Street, LaGrange, Georgia 30240
                    (Address of principal executive offices)

                                 (706) 845-5000
                         (Registrant's telephone number)
                         _______________________________

        Securities registered pursuant to Section 12(b) of the Act: None
                        ________________________________

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $1.00 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant on March 15, 1997 was $20,310,939. There were 2,036,990 shares of Common Stock outstanding as of March 15, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1996 Annual Report are incorporated by reference in
Part II hereof. Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on April 16, 1997 are incorporated by reference in Part III hereof.

                           FLAG FINANCIAL CORPORATION


                           Annual Report on Form 10-K
                   For the Fiscal Year Ended December 31, 1996

                                Table of Contents
                                -----------------
Item                                                                      Page
Number                                                                   Number
------                                                                   ------
                                     Part I

1.    Business .........................................................    3

2.    Properties .......................................................   39

3.    Legal Proceedings ................................................   40

4.    Submission of Matters to a Vote of
         Security Holders ..............................................   40

4(A)  Executive Officers of the Registrant .............................   40

                                     Part II

5.    Market for Registrant's Common Stock and Related
         Shareholder Matters ...........................................   41

6.    Selected Financial Data ..........................................   41

7.    Management's Discussion and Analysis of Financial
         Condition and Results of Operations ...........................   41

8.    Financial Statements and Supplementary Data ......................   41

9.    Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure ...........................   42

                                    Part III

10.   Directors and Executive Officers of the Registrant ...............   43

11.   Executive Compensation ...........................................   43

12.   Security Ownership of Certain Beneficial Owners and
         Management ....................................................   43

13.   Certain Relationships and Related Transactions ...................   43

                                     PART IV

14.   Exhibits, Financial Statement Schedules and Reports
         on Form 8-K ...................................................   43

                               Signatures...............................   47

                               Index of Exhibits .......................   49

                                     PART I


ITEM 1.  BUSINESS

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, and computer and the Internet; and the failure of assumptions underlying the establishment of reserves for possible loan losses and estimations of values of collateral and various financial assets and liabilities. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

The Company

    FLAG Financial Corporation (the "Company") is the holding company for First Federal Savings Bank of LaGrange (the "Bank"). The Company was incorporated under the laws of the State of Georgia on February 9, 1993 at the direction of the Bank for the purpose of becoming the holding company for the Bank. On March 1, 1994, FLAG Interim Corporation, a wholly-owned subsidiary of the Company organized for the purpose of effecting the Reorganization, was merged with and into the Bank, and the Company issued shares of its Common Stock to shareholders of the Bank in exchange for all of the outstanding Common Stock of the Bank (the "Reorganization"). As a result, shareholders of the Bank became shareholders of the Company, with the same proportional interests in the Company as they previously held in the Bank (excluding the nominal effect on their ownership interest of the exercise of dissenters' rights by certain shareholders of the
Bank).

    Following the Reorganization, the Bank continued its business operations as a federally-chartered stock savings bank under the same name, charter and bylaws. The directors, officers and employees of the Bank were unchanged following the Reorganization. The directors of the Bank also serve as the directors of the Company, and the Chairman of the Board, President and Chief Executive Officer of the Bank serves as the Chairman of the Board, President and Chief Executive Officer of the Company.

    As a bank holding company, the Company is intended to facilitate the Bank's ability to serve its customers' requirements for financial services. The holding company structure permits diversification by the Company into a broader range of financial services and other business activities than currently are permitted to the Bank under applicable law. The holding company structure also provides greater financial and operating flexibility than is permitted to the Bank. Additionally, the Articles of Incorporation and Bylaws of the Company contain terms that provide a degree of anti-takeover protection to the Company that is currently unavailable to the Bank and its shareholders under regulations of the Office of Thrift Supervision (the "OTS") but is permissible for the Company under Georgia law. See "Supervision and Regulation" below.

The Bank

    The Bank is a federally chartered stock savings bank headquartered in LaGrange, Troup County, Georgia. The Bank was originally chartered by the State of Georgia in January 1927 under the name "Home Building and Loan Association." The Bank received its federal charter and changed its name to First Federal Savings and Loan Association of LaGrange in 1955, and at that time its deposits became insured by the Federal Savings and Loan Insurance Corporation (the "FSLIC"). In December 1986, the Bank converted from a federal mutual savings and loan association to a federal stock savings and loan association by selling 805,000 shares of Common Stock to the public pursuant to a plan of conversion approved by the members of the institution. In June 1989, the Bank converted from a federal stock savings and loan association to a federal stock savings bank and changed its name to "First Federal Savings Bank of LaGrange." Based on total assets of approximately $222 million at December 31, 1996, the Bank is the 10th largest of 38 thrift institutions headquartered in Georgia and the largest financial institution headquartered in Troup County.

    The Bank's deposits are now insured by the Federal Deposit Insurance Corporation (the "FDIC"), as the successor to the FSLIC. Primarily for the protection of depositors, the Bank is subject to comprehensive examination, supervision and regulation by the OTS and the FDIC.

    The Bank's business consists primarily of attracting deposits from the general public and, with these and other funds, making residential mortgage loans and, to a lesser extent, consumer loans, commercial loans, commercial real estate loans, residential construction loans and securities investments. In addition to deposits, sources of funds for the Bank's loans and other investments include amortization and prepayment of loans, loan origination and commitment fees, sales of loans or participations in loans, fees received for servicing loans sold to others and advances from the Federal Home Loan Bank of

Atlanta (the "FHLB of Atlanta"). The principal sources of income for the Bank are interest and fees collected on loans, including fees received for originating and selling loans and for servicing loans sold to others, and, to a lesser extent, interest and dividends collected on other investments and service charges on deposit accounts. In addition, the Bank's wholly owned service corporation subsidiary, Piedmont Mortgage Service, Inc., operates a full-service appraisal office under the name of Piedmont Appraisal Service and offers certain securities brokerage services under the name of Piedmont Investment Service. The principal expenses of the Bank are interest paid on deposits, interest paid on FHLB of Atlanta advances, employee compensation, federal deposit insurance premiums, office expenses and other overhead expenses.

    The Company's financial performance has been determined primarily by the results of operations of the Bank because the Company's only significant asset is the Common Stock of the Bank. For information regarding the consolidated financial condition and results of operations of the Company, the Bank and the Bank's wholly owned subsidiary, Piedmont Mortgage Service, Inc., as of December 31, 1995 and 1996 and for the three years in the period ended December 31, 1996, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the related notes thereto which are contained in the Company's 1996 Annual Report (the "1996 Annual Report"). The 1996 Annual Report is filed as Exhibit 13 to this report. All average balances presented in this report were derived based on monthly averages.

    As used herein, the term "Company" includes FLAG Financial Corporation, the Bank and Piedmont Mortgage Service, Inc. unless the context indicates otherwise. References to, or information with respect to, the "Company" or the "Bank" for periods ended prior to the Reorganization (March 1, 1994) refer to First Federal Savings Bank of LaGrange and Piedmont Mortgage Service, Inc. unless the context indicates otherwise.

    The table below sets forth certain measures of the Company's performance for the periods indicated.

                                                Years Ended December 31,
                                              1996         1995        1994
                                              ----         ----        ----

Net Interest Margin (net interest
 income divided by average
 interest-earning assets) ................    3.98%         3.39%       3.25%

Return on Average Assets
 (Net income divided by average
 total assets) ...........................   -0.08%         0.87%        .79%

Return on Average Equity
 (Net income divided by
 average equity) .........................   -0.88%         9.78%       9.00%

Equity-to-Assets (Average equity
 divided by average total assets) ........    8.96%         8.94%       8.76%

Dividend Payout Ratio (Dividends
 declared divided by net income) ......... -377.18%        29.56%      34.15%

Net Interest Income

    The Bank's (and, therefore, the Company's) earnings depend primarily on its "net interest income," which is the difference between the interest income it receives from its assets (primarily its loans and other investments) and the interest expense (or "cost of funds") which it pays on its liabilities (primarily its deposits and borrowings). The Bank's net interest income before provision for loan losses has increased in each of the last three fiscal years. Such net interest income was $8,172,716 for 1996, an increase of 12.22% over the 1995 amount of $7,282,756, and the 1995 amount represented an increase of 6.52% over the 1994 amount of $6,836,718.

    Net interest income is a function of (i) the difference between rates of interest earned on the Bank's interest-earning assets and rates of interest paid on its interest-bearing liabilities (the "interest rate spread" or "net interest spread") and (ii) the relative amounts of its interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Bank adheres to an asset and liability management strategy which is intended to control the impact of interest rate fluctuations upon the Bank's earnings and to make the yields on its loan portfolio and other investments more responsive to its cost of funds, in part by more closely matching the maturities and repricing of its interest-earning assets and its interest-bearing liabilities, while still maximizing net interest income. Nevertheless, the Bank is and will continue to be affected by changes in the levels of interest rates and other factors beyond its control. See "Asset and Liability Management" below.


    The following table sets forth average balances of various categories of interest-earning assets and interest-bearing liabilities, interest income on interest-earning assets and related average yields, interest expense on interest-bearing liabilities and related average rates paid, the interest rate spread (the difference between interest rates earned and interest rates paid), the net interest margin (net interest income divided by average interest-earning assets) and the ratio of interest-earning assets to interest-bearing liabilities for the periods indicated.

                                                Years Ended December 31,
                                                        1996
                                          ---------------------------------
                                                       Interest    Weighted
                                          Average       Income/     Average
                                          Balance       Expense      Rate
                                          -------       -------    --------
ASSETS

Interest-earning assets:
  Loans ............................   $ 151,084,092   $14,039,683    9.29%
  Mortgage-backed securities .......      40,000,629     2,458,011    6.14
  Investment securities ............      11,254,754       698,079    6.20
  Interest-bearing deposits
    in other Banks .................       1,692,240        90,599    5.35
  Federal funds sold ...............       1,342,879        76,988    5.73
  Repurchase Agreements ............            --            --      --
  Other short-term investments .....            --            --      --
                                       -------------   -----------   -----

    Total interest-
     earning assets ................   $ 205,374,594   $17,363,360    8.45%
    Other assets ...................      19,978,721
    Total assets ...................   $ 225,353,315
LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities:
  Savings deposits .................   $  55,508,307    $1,485,966    2.68%
  Other time deposits ..............     114,371,184     6,525,050    5.71
  Federal Funds Purchased ..........         206,710        11,665    5.64
  FHLB advances ....................      21,530,738     1,167,963    5.42
                                       -------------   -----------   -----
     Total interest-
      bearing liabilities ..........   $ 191,616,939    $9,190,644    4.80%
Other liabilities ..................      13,553,489
Shareholders' equity ...............      20,182,887
     Total liabilities and
      shareholders' equity .........   $ 225,353,315

Interest rate spread................                                  3.65%
Net interest margin.................                                  3.98%
Interest-earning assets/
 interest-bearing liabilities ......                                   107%

                                               Years Ended December 31,
                                                        1995
                                         ----------------------------------
                                                      Interest     Weighted
                                          Average      Income/      Average
                                          Balance      Expense       Rate
                                          -------       -------      ----
ASSETS

Interest-earning assets:
  Loans ............................   $ 146,143,602   $12,745,773    8.72%
  Mortgage-backed securities .......      46,239,347     3,018,244    6.53
  Investment securities ............      19,006,528     1,247,822    6.57
  Interest-bearing deposits
    in other Banks .................       2,959,588       138,372    4.68
  Federal funds sold ...............         333,088        18,238    5.48
  Repurchase Agreements ............            --            --      --
  Other short-term investments .....            --            --      --
                                       -------------   -----------   -----

    Total interest-
     earning assets ................   $ 214,682,153   $17,168,449    8.00%
    Other assets ...................      17,012,997
    Total assets ...................   $ 231,695,150

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities:
  Savings deposits .................   $  49,777,172   $ 1,473,125    2.96%
  Other time deposits ..............     114,793,340     6,551,062    5.71
  Federal Funds Purchased ..........            --            --      --
  FHLB advances ....................      31,961,667     1,861,506    5.82
                                       -------------   -----------   -----
     Total interest-
      bearing liabilities ..........   $ 196,532,179   $ 9,885,693    5.03%
Other liabilities ..................      14,445,623
Shareholders' equity ...............      20,717,348
     Total liabilities and
      shareholders' equity .........   $ 231,695,150

Interest rate spread................                                  2.97%
Net interest margin.................                                  3.39%
Interest-earning assets/
 interest-bearing liabilities ......                                   109%

                                              Years Ended December 31,
                                                        1994
                                         -----------------------------------
                                                       Interest     Weighted
                                          Average       Income/      Average
                                          Balance       Expense       Rate
                                          -------       -------       ----
ASSETS

Interest-earning assets:
  Loans ............................   $ 140,610,236   $11,273,849    8.02%
  Mortgage-backed securities .......      47,673,253     2,550,982    5.35
  Investment securities ............      19,065,624     1,125,221    5.90
  Interest-bearing deposits
    in other Banks .................       3,226,604       108,438    3.36
  Federal funds sold ...............            --            --      --
  Repurchase Agreements ............            --            --      --
  Other short-term investments .....            --            --      --
                                       -------------   -----------   -----

    Total interest-
     earning assets ................   $ 210,575,717   $15,058,490    7.15%
    Other assets ...................      13,454,295
    Total assets ...................   $ 224,030,012

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities:
  Savings deposits .................   $  50,608,968   $ 1,469,691    2.90%
  Other time deposits ..............     104,059,715     5,059,436    4.86
  Federal Funds Purchased ..........            --            --      --
  FHLB advances ....................      36,000,834     1,692,645    4.70
                                       -------------   -----------   -----
     Total interest-
      bearing liabilities ..........   $ 190,669,517   $ 8,221,772    4.31%
Other liabilities ..................      13,720,050
Shareholders' equity ...............      19,640,445
     Total liabilities and
      shareholders' equity .........   $ 224,030,012

Interest rate spread................                                  2.84%
Net interest margin.................                                  3.25%
Interest-earning assets/
 interest-bearing liabilities ......                                   110%

                                             At December 31,
                                                 1996
                                        ----------------------
                                                      Weighted
                                         Actual       Average
ASSETS                                   Balance        Rate
                                         -------        ----
Interest-earning assets:
  Loans ............................   $ 150,394,436    9.34%
  Mortgage-backed securities .......      37,458,698    6.56
  Investment securities ............       8,953,394    7.80
  Interest-bearing deposits
    in other Banks .................       3,557,138    2.55
  Federal funds sold ...............            --      --
  Repurchase Agreements ............            --      --
  Other short-term investments .....            --      --
                                       -------------   -----
    Total interest-
     earning assets ................   $ 200,363,666    8.67%
    Other assets ...................      21,594,215
    Total assets ...................   $ 221,957,881

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities:
  Savings deposits .................   $  53,500,777    2.78%
  Other time deposits ..............     116,128,638    5.62
  Federal Funds Purchased ..........       2,210,000    0.53
  FHLB advances ....................      17,370,833    6.72
                                       -------------   -----
     Total interest-
      bearing liabilities ..........   $ 189,210,248    4.86%
Other liabilities ..................      12,229,341
Shareholders' equity ...............      20,518,292
     Total liabilities and
      shareholders' equity .........   $ 221,957,881

Interest rate spread................                   3.81%
Net interest margin.................                   4.08%
Interest-earning assets/
 interest-bearing liabilities ......                    106%

     Changes in interest income and interest expense are attributable to three factors: (i) a change in volume or amount of an asset or liability; (ii) a change in interest rates; or (iii) a change caused by the combination of changes in volume and interest rates. The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and expense during the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided as to changes attributable to change in volume (change in volume multiplied by old rate), change in rates (change in rate multiplied by old volume), and changes attributable to changes in both rate and volume. The net change attributable to changes in both volume and rate has been allocated proportionately to the change due to volume and the change due to rate.


                                                     Years Ended December 31,
                                       1996 Compared to 1995                 1995 Compared to 1994
                                 ----------------------------------   --------------------------------
                                                 Rate/       Net                        Rate/     Net
                                 Volume   Rate   Volume     Change     Volume    Rate   Volume   Change
                                 ------   ----   ------     ------     ------    ----   ------   ------
                                                         (dollars in thousands)

Interest income:
  Loans(1) ...................   $ 432    $ 834    $ 28    $ 1,294     $ 445    $  986   $ 41    $1,472
  Mortgage-backed securities .    (406)    (179)     25       (560)      (77)      562    (18)      467
  Investment securities(2) ...    (509)     (70)     29       (550)       (3)      127     (1)      123
  Interest-bearing deposits in
    other banks ..............     (59)      20      (9)       (48)       (9)       43     (4)       30
  Federal funds sold .........      55        1       3         59         -         -     18        18
                                 -----    -----    ----    -------     -----    ------   ----    ------
     Total interest income ...   $(487)   $ 606    $ 76    $   195     $ 356    $1,718   $ 36    $2,110
                                 -----    -----    ----    -------     -----    ------   ----    ------
Interest expense:
  Savings deposits ...........   $ 168    $(140)   $(17)   $    11     $ (24)   $   29   $ (1)   $    4
  Other time deposits ........     (24)       -       -        (24)      520       882     89     1,491
  Federal funds purchased ....       -        -      12          -         -         -      -         -
FHLB advances ................    (607)    (128)     41       (694)     (189)      403    (45)      169
                                 -----    -----    ----    -------     -----    ------   ----    ------
     Total interest expense ..   $(463)   $(268)   $ 36    $  (695)    $ 307    $1,314   $ 43    $1,664
                                 -----    -----    ----    -------     -----    ------   ----    ------
Net interest income ..........   $ (24)   $ 874    $ 40    $   890     $  49    $  404   $ (7)   $  446
                                 =====    =====    ====    =======     =====    ======   ====    ======

(1) Interest income generally is not accrued on loans delinquent 90 days or more. These figures do not include interest accrued but not paid on certain loans which were delinquent 90 days or more at December 31, 1996, 1995 and 1994. Interest accrued on loans delinquent 90 days or more has shown no significant variances from 1994 through 1996. Loan commitment and origination fees and certain direct loan origination costs are deferred, and the net amount is amortized as an adjustment of the related loan's yield in accordance with Financial Accounting Standards Board Statement No. 91. The amortization of these fees into income was not material in the years ended December 31, 1996, 1995 and 1994.

(2) Stock dividends on Federal Home Loan Bank stock are exempt from federal and state income taxes. A certain percentage of cash dividends received on stock owned by the Bank qualified for the dividends received deduction for state and federal tax purposes. These figures are not calculated on a tax equivalent basis.

Asset and Liability Management

    As noted above, the Bank's earnings are largely dependent upon the difference between the interest it receives from its loans and other interest-earning assets and the interest it pays on its deposits and other interest-bearing liabilities. Like the deposit base of many other thrift institutions, a significant portion of the Bank's deposit base historically has consisted of relatively short-term deposits which bear interest at rates determined by current market conditions. By contrast, a significant portion of the Bank's loan portfolio historically has consisted of longer-term loans and, to a lesser extent, fixed rate loans having yields which do not vary as rapidly or to the same extent as the Bank's cost of funds. The Bank's deposit base therefore historically has been more sensitive than its loan portfolio to changes in interest rates so that when interest rates rose, the Bank's cost of funds increased more rapidly than the yield on its loan portfolio.

     A primary long-term financial objective of the Bank has been to reduce the sensitivity of its earnings to interest rate fluctuations while maximizing net interest income. To counter interest rate volatility and the historical mismatch between its relatively short-term rate sensitive liabilities and its relatively long-term rate insensitive assets, the Bank, through its Asset and Liability Management Committee, has implemented certain asset and liability management strategies designed to reduce its exposure to changes in interest rates by more closely matching the maturities and pricing characteristics of its liabilities with those of its assets. These strategies include (i) acquiring or originating more residential mortgage loans with adjustable interest rates, (ii) increasing lending activities involving the origination of commercial, consumer and other installment loans, which typically bear higher interest rates than residential mortgage loans and offer greater interest rate sensitivity through shorter maturities, (iii) selling long-term fixed rate mortgage loans in the secondary market and participating in the "Swap" program of the Federal Home Loan Mortgage Corporation ("FHLMC") and the mortgage-backed securities or "MBS" program of the Federal National Mortgage Association ("FNMA") to convert these whole loans to more liquid mortgage-backed securities, (iv) maintaining a significant percentage of short-term liquid assets, such as interest-bearing deposits, investment securities maturing within one year and cash, (v) significant investments in adjustable rate mortgage-backed securities and collateralized mortgage obligations, (vi) developing marketing policies designed to give priority to longer-term and non-interest sensitive deposits, and (vii) using computer software to facilitate the implementation of the asset and liability management program to monitor the Bank's repricing opportunities. At December 31, 1996, the Bank's adjustable rate mortgage loans, adjustable rate mortgage-backed securities ("MBSs") and collateralized mortgage obligations ("CMOs") which mature or interest rate adjust in one year or less totaled approximately $81 million or 51% of gross loans receivable. Commercial and consumer loans which mature or interest rate adjust in one year or less totalled approximately $20 million or 12.6% of gross loans receivable. The combination of these adjustable rate and short-term loans and adjustable rate MBSs and CMOs help insulate the Bank to the effect of adverse long-term interest rate fluctuations.

    The difference between the amounts of interest rate sensitive assets and interest rate sensitive liabilities to be repriced during a specific time period is referred to as the "interest rate sensitivity gap." A positive interest rate sensitivity gap indicates an excess of rate sensitive assets over rate sensitive liabilities, while a negative gap indicates an excess of rate sensitive liabilities over rate sensitive assets. While management of the interest rate sensitivity gap is affected by many factors not within the control of the Bank, including federal regulatory policies and depositor and customer reaction to changes in deposit and loan interest rates, it generally is the case that in periods of rising interest rates, the gap will move toward a negative position and that in periods of falling interest rates, the gap will tend to be
increasingly   positive.   Historically,   the  Bank,  like  most  other  thrift
institutions, typically had an excess of interest-sensitive liabilities which mature or reprice within one year over interest-sensitive assets which mature or reprice within one year (a negative "one-year gap"). A financial institution with a negative one year gap ordinarily will experience an adverse impact on net interest income during a period of rising interest rates, while an institution with a positive one year gap will tend to experience an increase in such income.

    The Bank's asset liability strategies have limited the Bank's interest rate sensitivity and exposure to interest rate risk. At December 31, 1996, the Bank had a positive one-year interest rate sensitivity gap of approximately $4 million or 1.84% of total assets. The Bank's ratio of total interest-earning assets compared to interest-bearing liabilities was 106% at December 31, 1996. The Bank's liabilities, due to their generally longer term to maturity or repricing, are now less sensitive than the Bank's assets to interest rate changes. Management believes that the Bank's net interest income will increase during a period of rising interest rates and will decrease during a period of falling interest rates.

    The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 1996 which are expected to mature, prepay or reprice in each of the future time periods shown (i.e., the interest rate sensitivity). Except as stated below, the amounts of assets or liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans and securities are primarily included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities and estimated projected repayments of loans and mortgage-backed securities with specified characteristics. The Bank's passbook accounts, interest-bearing checking accounts and money market deposit accounts, which generally are subject to immediate withdrawal, are included in the various categories based upon decay rate assumptions.

                                                      Maturing or Repricing in
                                                      Over 1 Year  Over 3 Years
                                           One Year     Through      Through      Over
                                           or Less      3 Years      5 Years     5 Years      Total
                                          ----------   ---------   ----------    -------      -----
                                                         (dollars in thousands)
Interest-earning assets:

 Adjustable rate mortgages and
  mortgage-backed securities ...........   $ 80,852    $  8,160     $      -    $      -    $ 89,012
 Fixed rate mortgages and
  mortgage-backed securities ...........     28,114       8,325        6,411      25,235      68,085
 Other loans ...........................     20,082       4,105        2,370       4,200      30,757
 Investment securities .................      4,858       1,982            -       2,113       8,953
 Interest-bearing deposits
   in other banks ......................      3,557           -            -           -       3,557
                                           --------    --------     --------    --------    --------
   Total interest-earning assets .......   $137,463    $ 22,572     $  8,781    $ 31,548    $200,364
                                           --------    --------     --------    --------    --------

Interest-bearing liabilities:
 Fixed maturity deposits................  $  84,679    $ 18,059     $ 10,496    $  2,895    $116,129
 NOW and money market demand
    accounts ...........................     20,949       5,256        3,384       7,397      36,986
 Passbook accounts .....................      9,585         690          537       5,702      16,514
 Federal funds purchased ...............      2,210           -            -           -       2,210
 FHLB advances .........................     15,950         400            -       1,021      17,371
                                           --------    --------     --------    --------    --------
     Total interest-bearing
       liabilities..............           $133,373    $ 24,405     $ 14,417    $ 17,015    $189,210
                                           --------    --------     --------    --------    --------

Interest rate sensitivity gap...........   $  4,090    $ (1,833)    $ (5,636)   $ 14,533    $ 11,154
Cumulative interest rate
  sensitivity gap.......................   $  4,090    $  2,257     $ (3,379)   $ 11,154        --
Cumulative interest rate
  sensitivity gap to total assets ......       1.84%       1.02%       -1.52%       5.03%       --

    Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Additionally, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates while interest rates on other types may lag behind changes in market rates. Further, certain assets, such as adjustable rate mortgages ("ARMs"), MBSs and collateralized mortgage obligations have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Moreover, prepayment rates, early withdrawal levels and the ability of borrowers to service their debt, among other factors, may change significantly from the assumptions used in the table in the event of a change in interest rates.

Lending Activities

    Federal laws and regulations prescribe the types and amounts of loans which may be made by federal savings institutions such as the Bank and generally permit such institutions to make residential real estate loans, commercial real estate loans, consumer loans, commercial loans and agricultural loans.

    The Bank's principal lending activity has been the origination of permanent residential mortgage loans. The Bank also makes consumer loans, commercial loans and leases, commercial real estate loans and residential construction loans. At December 31, 1996, the Bank's loan portfolio (including loans held for sale) constituted approximately 68.92% of the Bank's total assets. The following table sets forth the composition of the Bank's loan portfolio at the indicated dates.

                                                       December 31,
                                                1996               1995
                                           -------------------------------------
                                           Amount   Percent    Amount    Percent
                                           ------   -------    ------    -------
                                                   (dollars in thousands)

Residential mortgage loans:
  Residential 1-4 family................   $77,162    50.55%   $87,540    59.39%
  Residential multi-family..............     1,101     0.72      1,178     0.80
                                          --------   ------   --------    -----
    Total residential mortgage loans ...    78,263    51.27     88,718    60.19
Commercial real estate loans............    33,844    22.17     23,976    16.27
Consumer loans..........................    18,166    11.90     14,732     9.99
Commercial loans/leases.................    17,780    11.65     16,916    11.48
Residential construction loans..........    11,812     7.74      9,665     6.56
                                          --------   ------   --------   ------
  Gross loans receivable................  $159,865   104.73%  $154,007   104.48%
Less:
  Undisbursed proceeds on loans
    in process                              $2,663     1.74%  $  4,978     3.38%
  Deferred loan fees and discounts .....       219     0.14        287     0.19
  Unearned interest on loans............        -        -        -         -
  Allowance for loan losses.............     4,339     2.84      1,339     0.91
                                          --------   ------   --------  -------
Total net loans.........................  $152,644   100.00%  $147,402   100.00%
                                          ========   =======  ========   ======


    Prior to 1984, the Bank's lending activities, like those of other thrift institutions, consisted primarily of the origination of long-term, fixed-rate permanent residential mortgage loans for its own portfolio. Since then, the Bank has expanded its consumer, business and other short-term lending. Although the Bank continues originating long-term residential mortgage loans, generally these loans are either sold directly in the secondary mortgage market or pooled into MBSs for sale in the secondary market. See "Origination, Purchase and Sale of Loans" below. In addition, the Bank has purchased ARMs and MBSs for its portfolio. These policies, together with certain other asset and liability management strategies, have been implemented to make the Bank's assets more sensitive to changes in interest rates, thereby better matching the Bank's interest-sensitive short-term liabilities and reducing the Bank's interest rate risk. See "Asset and Liability Management" above and "Permanent Residential Mortgage Loans" below. The following table sets forth certain information as of December 31, 1996 regarding loans in the Bank's loan portfolio which are due after one year and which have fixed interest rates or floating or adjustable interest rates. All loans with floating or adjustable interest rates reprice either at stated intervals or upon changes in a "prime" interest rate or other specified index.

                                                      December 31,

                                            Fixed Rate         Adjustable Rate
                                            ----------         ---------------
                                                 Percent of          Percent of
                                         Amount  Portfolio   Amount   Portfolio
                                         ------  ---------   ------   ---------
                                                (dollars in thousands)

Residential mortgage................... $29,739    25.41%     $41,067     35.09%
Commercial real estate.................  14,247    12.17        9,901      8.46
Consumer ..............................   8,565     7.32            -         -
Commercial loans/leases ...............   6,589     5.63        6,568      5.61
Residential construction...............       -        -          347      0.30
                                        -------    -----      -------    ------
   Total............................... $59,140    50.54%     $57,883     49.46%
                                        =======    =====      =======     =====


    The following table sets forth the scheduled maturities of the loans in the Bank's loan portfolio as of December 31, 1996 based on their contractual terms of maturity. Demand loans, loans having no stated repayment schedule and no stated maturity, and overdrafts are reported as due in less than one year. Loans unpaid at maturity are renegotiated based on current market rates and terms.

                                                    Maturing in
                        ----------------------------------------------------------------------
                        Less Than   1-2     2-3      3-5     5-10     10-15   After
                         1 Year    Years   Years    Years   Years     Years  15 Years    Total
                         -------   -----   -----    -----   -----     -----  --------    -----
                                               (dollars in thousands)

Residential mortgage...  $ 7,457  $1,936  $ 2,825  $ 7,437  $12,435  $ 7,581  $38,592   $ 78,263
Commercial real estate.    9,696   3,828    2,359    6,024    4,212    5,099    2,626     33,844
Consumer ..............    9,601   2,658    2,641    3,253        2        9        2     18,166
Commercial loans/leases    4,624   1,167    1,839    3,680    2,101      513    3,856     17,780
Residential construction  11,465     347      -        -        -          -       -      11,812
                          ------  ------   ------  -------  -------  -------  -------   --------
   Total...............  $42,843  $9,936   $9,664  $20,394  $18,750  $13,202  $45,076   $159,865
                         =======  ======   ======  =======  =======  =======  =======   ========


Types of Loans

    Permanent Residential Mortgage Loans

    The origination of one-to-four family permanent residential mortgage loans traditionally has been, and continues to be, the Bank's principal lending operation, with such loans totaling approximately $77.2 million or 50.55% of the net outstanding loan portfolio at December 31, 1996. The Bank offers both ARMs and fixed rate mortgage loans. The interest rates on the Bank's currently available ARMs are subject to adjustment, primarily at one year intervals, in accordance with a rate yielding a predetermined margin over the "weekly average yield of U.S. Treasury Securities adjusted to a constant maturity of one year" (the "One-year Treasury Security Index"), a statistic published by the Board of Governors of the Federal Reserve System and verifiable by the borrower. Interest rates on ARMs have limitations on upward adjustments equal generally to 2% per year and 6% over the life of the loan.

    Depending on market conditions, the Bank offers various types of ARMs to meet customer demand and its investment needs. The volume and types of ARMs originated by the Bank are affected by such market factors as interest rates on various types of loans, competition, consumer preferences and the availability of funds. In periods of relatively low interest rates, the Bank's customers have a preference for fixed-rate loans for single family residences. In periods of higher rates, customers have a preference for ARMs. When qualifying a borrower with a loan to value ratio greater than 70% for an ARM, the Bank adheres to FNMA requirements that the interest rate used to calculate the borrower's debt-to-income ratio is the maximum rate that could be in effect after the first year.

    The interest rate, maturity, loan-to-value ratio and other provisions of the Bank's residential mortgage loans generally reflect the policy of making the maximum loan permissible consistent with applicable regulations, market conditions and the Bank's lending practices and underwriting standards. Interest rates and points charged on residential mortgage loans originated by the Bank are competitive with those of other financial institutions in the general market area. Such interest rates are affected principally by the demand for such loans and the supply of money available for lending purposes.

    Permanent residential mortgage loans made by the Bank are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The initial contractual loan payment period for fixed rate residential mortgage loans typically ranges from 15 to 30 years, while the Bank's ARMs generally have terms of 20 to 30 years. The Bank's experience indicates that permanent residential mortgage loans normally remain outstanding for much shorter periods (seven years on average) than their stated maturity because the borrowers repay the loans in full upon the sale of the security property or upon refinancing the original loan.

    Since December 1988, the Bank has offered a biweekly mortgage product. The Bank's biweekly mortgage loans provide for payments and loan amortization on a biweekly (i.e., every 14 days) basis, which results in an increased number of collections annually and, accordingly, a shorter term of maturity and a faster equity build-up than monthly mortgage loans. The Bank had approximately $4.3 million in biweekly mortgage loans outstanding as of December 31, 1996.

    In the case of owner-occupied single family residences, permanent residential mortgage loans are made for up to 95% of the appraised value of the property securing the loan. When the loan is secured by real estate containing a non-owner occupied dwelling of not more than four family units, loans generally are made at up to 80% of the appraised value. All conventional loans with a loan-to-value ratio in excess of 80% must have private mortgage insurance covering that portion of the loan in excess of 75% of the appraised value. The cost of this insurance is included in the borrower's monthly payments. The Bank also requires title insurance to insure the priority of the property lien on most of its mortgage loans and requires fire and casualty insurance on all of its loans. The borrower also must pay monthly into an escrow account an amount equal to 1/12 of the annual hazard insurance premium and property taxes on the security property.

    The permanent residential mortgage loans originated by the Bank contain a "due-on-sale" clause which provides that the unpaid balance of the loan may be declared immediately due and payable upon the sale of the mortgaged property. Such clauses are an important means of reducing the average loan life and increasing the yield on existing fixed-rate mortgage loans, and it is the Bank's policy to enforce due-on-sale clauses with respect to fixed-rate loans. ARMs are assumable, subject to payment of an assumption fee, to the extent of the creditworthiness of the purchaser, but due-on-sale clauses on ARMs are enforced if the Bank is not satisfied with such credit.

    There are, in connection with ARMs, certain risks resulting from increased costs to the borrower as a result of periodic repricing. Despite the benefits of ARMs to the Bank's asset and liability management program, they do pose potential additional risks, primarily because as interest rates rise, the underlying payment by the borrower rises, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

    Commercial Real Estate Loans

    Current regulations permit federal thrifts such as the Bank to invest up to 400% of their capital in commercial real estate loans. The Bank's permanent commercial real estate loans, including loans secured by multi-family apartment projects with more than four units, amounted to approximately $34 million or 22.17% of the Bank's loan portfolio at December 31, 1996. The Bank's permanent commercial real estate loans are typically secured by improved commercial real estate located in the Bank's primary lending areas, including small office buildings, apartments, warehouses and shopping centers. Permanent commercial real estate loans are generally made in amounts up to 75% of the appraised value of the property and generally have an initial contractual loan payment period of from 10 to 20 years. Many of these loans have interest rates that adjust either daily based on The Wall Street Journal prime rate or annually based on the One-year Treasury Security Index. Some of the Bank's commercial real estate loans have fixed interest rates with contractual payment periods of from three to five years. Monthly payments of these loans are computed based on an assumed amortization period of 10 to 15 years, with balloon payments becoming due at the end of the contractual loan term for the remaining outstanding principal balance.

    Permanent commercial real estate loans usually have higher interest rates than residential mortgage loans, in part because real estate lending on income producing property entails certain significant risks. Commercial real estate loans typically involve relatively large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. These risks can be significantly impacted by supply and demand conditions in the market for commercial space and, as such, may be subject to a greater extent to adverse conditions in the economy generally. In dealing with these risk factors, the Bank generally limits itself to the real estate market in the Bank's Troup County market area and/or to borrowers with which it has substantial knowledge and experience. In setting interest rates and origination fees on new loans and loan extensions, management analyzes the risk associated with the particular project to ensure that a project's cash flow will be sufficient to cover operating expenses and debt service payments.

    Consumer Loans

    The Bank is authorized to make both secured and unsecured consumer loans for any personal or household purposes in amounts up to 35% of its total assets. In addition, federal thrifts such as the Bank have lending authority above the 30% limit for certain consumer loans, such as home equity loans (loans secured by the equity in the borrower's residence but not necessarily for the purpose of home improvement), property improvement loans, mobile home loans, deposit account secured loans and education loans. The Bank also is authorized to make secured and unsecured loans for business purposes in amounts up to 10% of its total assets. At December 31, 1996, consumer loans totaled approximately $18.2 million or 11.90% of the total loan portfolio.

     Most of the Bank's consumer loans are automobile loans and leases, boat loans, home equity loans, property improvement loans, student loans and loans to depositors on the security of their savings accounts. These loans are made at fixed interest rates for terms of up to 10 years. The Bank considers consumer loans to involve a relatively high credit risk compared to permanent residential mortgage loans. Consumer loans therefore generally yield a relatively high return to the Bank and provide a relatively short maturity. The Bank believes that the generally higher yields and the shorter terms available on various types of consumer loans contribute to a positive spread between the Bank's average yield on earning assets and the Bank's cost of funds.

     Consumer loans, particularly automobile loans and secured savings loans, have constituted an increasing area of emphasis in the Bank's lending activities. The Bank intends to continue to expand its consumer lending activities, subject to market conditions, as part of its plan to provide a wide range of personal financial services to its customers.

    Commercial Loans/Leases

     The Bank is authorized to make secured and unsecured loans to commercial businesses up to a limit of 20% of total assets. The Bank makes various types of commercial loans and leases to creditworthy borrowers for the purpose of financing equipment, capital projects, working capital and other legitimate business needs requiring financing. The terms of these loans range from three to five years, with the longer maturities sometimes being subject to balloon payments. Commercial loans normally carry interest rates indexed to The Wall Street Journal prime rate. Interest rates on leases are in the 10% to 14% range. At December 31, 1996, commercial loans and leases outstanding totaled $17.8 million.

    At December 31, 1996, the Bank had a lease portfolio with an outstanding balance of approximately $4.5 million that was purchased from Bennett Funding Group, Inc. (Bennett funding). Bennett Funding is an equipment leasing and finance company based in Syracuse, New York. For several years, the Bank, along with many other financial institutions and individuals throughout the United States, invested in office equipment leases sold through Bennett Funding. During 1996, Bennett Funding filed for Chapter 11 bankruptcy protection, and certain officers of Bennett Funding are being investigated for possible wrongdoing, including criminal securities fraud. At December 31, 1996, the Bank had a $3 million specific loan loss reserve for Bennett Funding and related companies. The $4.5 million lease portfolio is classified as "Doubtful," a classification that generally requires reserves equal to 50 percent of the carrying value of the asset (See "Bennett Funding Group, Inc." In the "Management Discussion and Analysis of Financial Condition and Results of Operation," "Allowance for Loan Losses" and "Non-Performing Assets," of the Company's 1996 Annual Report.)

    Residential Construction Loans

     Approximately $11.8 million or 7.74% of the loans held by the Bank at December 31, 1996 were residential construction loans, consisting primarily of residential construction mortgage loans to owner-occupants and, to a lesser extent, to persons building residential properties for resale. These loans are made for an initial term of up to six months, have fixed rates of interest, are generally limited to 75% of the appraised value of the lot and the completed value of the proposed structure, but construction loans of up to 90% can be issued with private mortgage insurance coverage for owner occupants. These loans also provide for disbursement of loan funds based on receipts submitted by the builder during construction and periodic site inspections. The loans are then completed, extended or sold. Extensions for additional fees are permitted if construction has continued satisfactorily and if the loan is current and other circumstances warrant the extension. In response to competitive conditions, the Bank permits a portion of its single-family residential construction loan portfolio to consist of loans made without commitments for "take-out" or permanent financing from third parties.

    Residential construction financing, like commercial real estate lending, is generally considered to involve a higher degree of credit risk than permanent mortgage financing of residential properties, and this additional risk usually is reflected in higher interest rates. The higher risk of loss on construction loans is attributable in large part to the fact that loan funds are estimated and advanced upon the security of the project under construction, which is of uncertain value prior to the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages and other unpredictable contingencies, it is relatively difficult to accurately evaluate the total loan funds required to complete a project and to accurately evaluate the related loan-to-value ratios. If the estimates of construction costs and the salability of the property upon completion of the project prove to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment.

    The Bank's underwriting criteria are designed to evaluate and minimize the risk of each residential construction loan. Among other things, the Bank considers evidence of the availability of permanent financing or a take-out commitment to the borrower, the financial strength and reputation of the borrower, an independent appraisal and review of cost estimates, and, if applicable, the amount of the borrower's equity in the project, pre-construction sale or leasing information and cash flow projections of the borrower. Origination, Purchase and Sale of Loans

Origination, Purchase and Sale of Loans

    The Bank is permitted by applicable regulations to originate or purchase loans secured by real estate located in any part of the United States. The Bank originates loans in Troup County, Georgia through its main office, its Lee's Crossing office and its LaFayette Parkway office, all located in LaGrange, Georgia. The Bank also originates loans in Muscogee County and Harris County, Georgia and Russell County, Alabama through a loan production office located in Columbus, Muscogee County, which the Bank operates under the name Piedmont Mortgage Service. The Bank also operates a second loan production office under the name of Piedmont Mortgage Service in Auburn, Lee County, Alabama which originates loans in Lee County. As of December 31, 1996, Troup County had a population of approximately 59,000, Muscogee County had a population of approximately 187,000, Harris County had a population of approximately 20,000, Russell County had a population of approximately 52,000 and Lee County had a population of approximately 94,000, based on Troup County, Muscogee County, Harris County, Russell County and Lee County Chambers of Commerce estimates.

    Loans are originated by seven loan officers in the Bank's main office and one loan officer in each of the Lee's Crossing and LaFayette Parkway offices in LaGrange, Georgia. In addition, two loan officers operate from the Piedmont Mortgage Service office in Columbus, Georgia, and one loan officer operates from the Piedmont Mortgage Service office in Auburn, Alabama. These loan officers solicit loan applications from existing customers, real estate agents, builders, real estate developers and others. The Bank also receives loan applications as a result of customer referrals and walk-ins to its offices.

    Upon receipt of a loan application and all required supporting information from a prospective borrower, a credit report is obtained and verification is made of specific information relating to the loan applicant's employment, income and credit standing. An appraisal of any real estate intended to secure the proposed loan is undertaken by an independent appraiser approved by the Bank. The Bank's loan officers and underwriters then analyze the loan applications and any collateral involved. All real estate loans, regardless of amount, and all consumer and commercial loans in excess of the loan officer's lending limit, as set by the Board of Directors, are approved by a loan committee comprised of executive officers and one outside director.

    Almost all loans in the Bank's portfolio were originated by the Bank. The Bank generally does not purchase loans; however, in order to improve the Bank's interest rate sensitivity, the Bank has purchased a small number of adjustable rate loans for its portfolio. The Bank originates adjustable rate loans primarily for its portfolio and generally originates permanent fixed-rate residential mortgage loans for sale in the secondary market or for pooling into MBSs for sale in the secondary market. All fixed rate conforming residential mortgage loans originated by the Bank in 1996 either were sold in the secondary market or are carried on the balance sheet (at the lower of cost or market) as "loans held for sale."

    The sale of fixed-rate loans in the secondary mortgage market not only reduces the Bank's risk of an unfavorable interest rate spread over the cost of funds but also allows the Bank to continue to make loans during periods when savings flows decline or funds are not otherwise available for lending purposes. The Bank generally retains the servicing (i.e., collection of principal and interest payments) of the loans sold in the secondary market, for which it generally receives a fee of 1/4% to 1/2% per annum of the unpaid balance of each loan. Secondary market sales are made primarily to mortgage companies, commercial banks, other thrift institutions and governmental and quasi-governmental agencies such as the FHLMC, the FNMA and the Government National Mortgage Association ("GNMA") which purchase residential mortgage loans from financial institutions. As market conditions dictate, the Bank may elect to hold permanent mortgage loans in its portfolio where favorable spreads over the cost of funds make these investments advantageous. All secondary market sales are made without recourse to the Bank.

    The table below shows the Bank's loan origination, purchase (including MBSs) and sale activity during the periods indicated.

                                                   Years Ended December 31,
                                                      1996          1995
                                                       -----------------
                                                     (dollars in thousands)
Loans originated:
  Residential mortgage .........................     $ 79,597     $ 66,812
  Commercial real estate .......................       23,481       15,610
  Consumer .....................................       10,399       22,377
  Commercial loans/leases ......................       25,116        8,228
  Residential construction .....................       11,296        7,286
  Loans refinanced .............................       19,212       20,260
                                                     --------     --------
     Total loans originated ....................     $169,101     $140,573

Loans purchased ................................          449        2,987
                                                     --------     --------
     Total loans originated and purchased ......     $169,550     $143,560

Loans sold:
  Residential mortgage .........................     $ 63,042     $ 47,962
  Commercial real estate .......................         --           --
  Consumer .....................................         --           --
  Commercial loans/leases ......................         --           --
  Residential construction .....................         --           --
                                                     --------     --------
Total loans sold ...............................     $ 63,042     $ 47,962
                                                     --------     --------
     Net loan activity .........................     $106,508     $ 95,598
                                                     ========     ========

Loan Fee Income

    In addition to interest earned on loans, the Bank receives fees for originating loans, fees for commitments to make certain loans, fees for continuing to service loans (i.e., collecting principal and interest payments) after selling such loans in the secondary market, purchased servicing fees and other fees for miscellaneous loan-related services. Such fee income varies with the volume of loans made, prepaid or sold, and the rates of fees vary from time to time depending on the supply of funds and competitive conditions in the mortgage markets.

    Origination fees are a percentage of the principal amount of the loan which are charged to the borrower for the granting of the loan. Origination fees normally are deducted from the proceeds of the loan and generally range from 1% to 2% of the principal amount, depending on the type and volume of loans made and market conditions such as the demand for loans, the availability of money and general economic conditions.

    It is the policy of the Bank to make loan commitments for a term not to exceed 30 days without charging a commitment fee. From time to time, however, the Bank receives commitment fees for certain longer term forward commitments on permanent fixed-rate residential mortgage loans, generally not in excess of 1% of the requested loan amount. The Bank has not experienced a significant number of loan applications/commitments that were not funded within the commitment period. The Bank did not receive any commitment fees during the year ended December 31, 1996.

    Servicing fees are payable monthly in an amount equal to 1/4% to 1/2% per annum of the unpaid principal balance of each loan serviced. As of December 31, 1996, 1995 and 1994, the Bank was servicing loans for others with principal balances aggregating approximately $247.9 million, $249.3 million and $273.1 million, respectively. Loan servicing income expressed as a percentage of net interest income for the years ended December 31, 1996, 1995 and 1994 was 3.90%, 5.91%, and 5.36%, respectively.

    The Bank also receives fee income from late payment charges, prepayment premiums, loan assumption fees, property inspection fees, property transfer fees and miscellaneous services related to its existing loans. These fees and charges have not constituted a material source of income for the Bank.

    In accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," the Bank records income from loan origination and commitment fees, net of certain direct loan origination costs (such as advertising, administrative, occupancy and equipment costs and a portion of employee compensation and benefit amounts), for each loan as an adjustment of yield over the contractual life of the loan rather than recognizing such income in full at the time of origination. The Bank had net deferred origination fees totaling $218,314 at December 31, 1996 that will be recognized in future periods. See Note 2 of Notes to Consolidated Financial Statements contained in the Company's 1996 Annual Report, which information is incorporated by reference in Item 8 hereof.

Credit Risk Management

Classification and Collection of Problem Loans

    In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the guarantee of the security for the loan. The loan portfolio is continually reviewed by the Bank's management to identify deficiencies and to take corrective actions as necessary. As discussed below, each of the Bank's loans is assigned a rating in accordance with the Bank's internal loan rating system and is reviewed regularly to update its rating in accordance with the performance of the loan. All past due loans are reviewed weekly by the Bank's collection manager and monthly by the Loan Review Committee of the Bank and by the Board of Directors, and all loans classified as "substandard" or "doubtful" are reviewed at least quarterly by the Asset Review Committee of the Board of Directors. In addition, all loans to a particular borrower, regardless of classification, are reviewed by the originating loan officer and the collection manager each time such borrower requests a renewal or extension of any loan or requests an additional loan. All lines of credit are reviewed annually prior to renewal. Such reviews include, but are not limited to, the ability of the borrower to repay the loan, the loan to value ratio, the value of any collateral and the estimated loss to the Bank, if any.

     The Bank's internal loan rating system establishes three classifications for problem assets: substandard, doubtful and loss. Additionally, in connection with regulatory examinations of the Bank, federal examiners have authority to identify problem assets and, if appropriate, to require the Bank to classify them. Assets that have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected are classified as "substandard. Assets that have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable are classifed as "doubtful." An asset classified as "loss" is considered uncollectible and of such little value that continuance as an asset of the Bank is not warranted.

    Assets classified as substandard or doubtful require the Bank to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the Bank must either establish a specific allowance for loan loss in the amount of 100% of the portion of the asset classified as loss or charge off such amount. General loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included, up to certain limits, in determining the Bank's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital.

    The Bank's collection procedures provide that when a loan becomes ten days delinquent, the borrower is contacted by mail and payment is requested. If the delinquency continues, subsequent efforts are made to contact and request payment from the delinquent borrower. Most loan delinquencies are cured within 30 days and no legal action is required. In certain circumstances, the Bank may modify the loan, grant a limited moratorium on loan payments or revise the payment schedule to enable the borrower to restructure his or her financial affairs. Generally, the Bank stops accruing interest on delinquent loans when payment is in arrears for 90 days or when collection otherwise becomes doubtful. If the delinquency exceeds 120 days and is not cured through the Bank's normal collection procedures or through a restructuring, the Bank will institute measures to enforce its remedies resulting from the default, including commencing a foreclosure, repossession or collection action. In certain cases, the Bank will consider accepting a voluntary conveyance of collateral in lieu of foreclosure or repossession. Real property acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as "real estate owned" until it is sold and is carried at the lower of (i) fair value minus estimated costs to sell or (ii) the adjusted cost basis.

Allowance for Loan Losses

     The allowance or reserve for possible loan losses is a means of absorbing future losses which could be incurred from the current loan portfolio. Management utilizes a systematic methodology each month to independently evaluate the adequacy of the allowance for loan losses. The Bank's Asset Review Committee meets monthly. During this meeting, presentations are made, reports are reviewed and discussions arise regarding the Bank's loan portfolio, loan delinquencies, non-performing and classified loans, and loan payment activity. During the course of this meeting, management considers the risk inherent in the Bank's loan portfolio and determines the adequacy of the reserve for loan losses This determination is based on such factors as the levels of non-performing and substandard loans, portfolio mix, borrowers' financial condition, estimated underlying collateral values, current and prospective local economic conditions, and historical loss experience. The Bank establishes specific allowances for assets or portions thereof classified as a loss in an amount equal to 100% of the loan or a portion thereof. As explained in "Commercial Loans/Leases," the Allowance for Loan Losses includes a specific reserve of approximately $3 million for a lease portfolio with a remaining balance of $4.5 million purchased from Bennett Funding. The following table presents this specific reserve on the line identified as " "Commercial loans/leases."

    The following table summarizes the Bank's allocation of the allowance for loan losses for each of the following types of loans at the dates indicated.

                                                    December 31,
                                                    ------------
                                              1996                 1995
                                      -------------------   --------------------
                                               Percent of           Percent of
                                      Amount   Total Loans  Amount  Total Loans
                                      ------   -----------  ------  -----------
                                             (dollars in thousands)

Residential mortgage loans ..........  $ --        --      $    16     0.01%
Commercial real estate loans ........     261     0.17         257     0.17
Consumer loans ......................       7     0.01          19     0.01
Commercial loans/leases .............   2,978     1.93        --        --
Residential construction loans ......    --        --         --        --
                                       ------     ----      ------     ----
  Total loans .......................  $3,246     2.11%     $  292     0.19%

Unallocated allowance ...............   1,093     0.71       1,047     0.70
                                       ------     ----      ------     ----
  Total allowance for possible
    loan losses .....................  $4,339     2.82%     $1,339     0.89%
                                       ======     ====      ======     ====

     General and specific valuation allowances will be maintained at the levels as determined above by periodic charges against income. A loan or portion thereof is charged off against the allowance when management has determined that losses on such loans are probable. Recoveries on any loans charged off in prior fiscal periods are credited to the allowance. It is the opinion of the Bank's management that the balance in the allowance for loan losses as of December 31, 1996 is adequate to absorb possible losses from loans currently in the portfolio.

    The following table sets forth information regarding changes in the allowance for loan losses for the periods indicated.


                                                        Years Ended December 31,
                                                        ------------------------
                                                            1996        1995
                                                          --------     -------
                                                          (dollars in thousands)

Average net loans ......................................   $151,084    $146,144

Allowance for possible loan losses,
 beginning of the period ...............................      1,339       1,244

Charge-offs for the period:
  Consumer loans .......................................         87         118
  Commercial loans/leases ..............................         --          --
  Residential construction loans .......................         22          23
  Residential mortgage loans ...........................        410          60
  Commercial real estate loans .........................         --         364
                                                           --------    --------

     Total charge-offs..............................       $    519    $    565
                                                           --------    --------

Recoveries for the period:
  Consumer loans........................................   $     35    $     30
  Commercial loans/leases ..............................         --          --
  Residential construction loans .......................         --          --
  Residential mortgage loans ...........................         --          --
  Commercial real estate loans .........................         --          --
                                                           --------    --------

     Total recoveries...................................   $     35    $     30
                                                           --------    --------

       Net charge-offs for the period ..................        484         535

Provision for loan losses ..............................      3,484         630
                                                           --------    --------

Allowance for possible loan losses,
 end of period .........................................   $  4,339    $  1,339
                                                           ========    ========

Ratio of allowance for loan losses to
 total net loans outstanding ...........................       2.84%       0.91%

Ratio of net charge-offs during the
 period to average net loans outstanding
 during the period .....................................       0.32%       0.37%

Non-Performing Assets

     The following table sets forth information regarding the Bank's non-performing assets and troubled debt restructurings as of the dates indicated. Non-performing assets consist of nonaccruing loans and foreclosed properties. The Bank has no loans 90 days or more past due as to which interest is still accruing and has no loans categorized as in-substance foreclosures. Material potential problem loans (i.e., those with respect to which management has serious doubts regarding the ability of the borrowers to comply with present loan repayment terms) have been classified as nonaccrual loans, regardless of payment status. Included in non-performing/nonaccruing loans is the lease portfolio with a remaining balance of approximately $4.5 million purchased from Bennett Funding (see "Bennett Funding Group, Inc." In Management's Discussion and Analysis of Financial Condition and Results of Operation in the Company's 1996 Annual Report).

                                                             December 31,
                                                             ------------
                                                           1996          1995
                                                        ----------    ----------
                                                        (dollars in thousands)

Nonaccruing loans:
   Residential mortgage loans:
     1-4 family ....................................       $1,327        $1,064
     Multi-family ..................................           --            --
   Commercial real estate loans ....................          662           207
   Consumer loans ..................................           83           123
   Commercial loans/leases .........................        4,616            --
                                                           ------        ------
     Total nonaccruing loans .......................       $6,688        $1,394
Real estate acquired through
  foreclosure and other repossessed
  collateral .......................................          525           801
                                                           ------        ------
   Total non-performing assets .....................       $7,213        $2,195
                                                           ======        ======

Ratio of total non-performing assets to:
   Total loans and real estate acquired
     through foreclosure ...........................         4.70%         1.46%
   Total assets ....................................         3.25%         0.95%

Troubled debt
 restructurings ....................................       $1,843        $2,126

    For the year ended December 31, 1996, the Bank recorded no interest income on the non-performing assets listed above subsequent to their classification as non-performing assets. The gross interest income that would have been recorded during the year ended December 31, 1996 if the assets listed above had been current in accordance with their original terms would have been approximately $470,000. The amount of interest income on those assets that was actually recorded during the year ended December 31, 1996 prior to their classification as non-performing assets was approximately $148,000.

     The Bank attempts to sell real estate owned promptly after foreclosure. During 1996, seven commercial and residential properties were foreclosed with aggregate investments, net of reserves, of $769,398. The aggregate charge-off to the loan loss reserve for these properties was $227,822. During 1996, 14 residential properties were sold with carrying values of $570,007. At December 31, 1996, foreclosed properties consisted of three residential properties with an aggregate investment, net of reserves, of approximately $525,000. All of these properties are in the Bank's west central Georgia or east central Alabama market areas.

Investment Activities

    Federally chartered savings institutions such as the Bank have authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposits at federally insured banks and savings and loan associations, certain bankers' acceptances and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally chartered savings institutions are otherwise authorized to make directly. Federally chartered savings institutions are required to classify their securities in one of three categories: securities purchased or held for investment, for sale, or for trading. Such investments must be carefully managed for quality, maintenance of current market yields and matching of rate sensitivity. Investment decisions are made within formal policy guidelines established by the Board of Directors.

    Income from investments in securities provides the second largest source of revenues for the Company after interest on loans, constituting approximately $3.2 million or 15.50% of total interest and other income for the year ended December 31, 1996. The Bank's investment portfolio totaled approximately $50 million as of December 31, 1996 or 22.73% of total assets and consisted of FHLB stock, United States Government and federal government agency obligations and other investments, as compared to $65 million or 28.03% of total assets at December 31, 1996. At December 31, 1996, the investment portfolio had a net unrealized loss of approximately $572,000. See Notes 3 and 4 of Notes to Consolidated Financial Statements contained in the Company's 1996 Annual Report, which information is incorporated by reference in Item 8 hereof.

    The following table sets forth the book value of the Bank's investments at the dates indicated.

                                                             December 31,
                                                             ------------
                                                        1996             1995
                                                      ---------         --------
                                                       (dollars in thousands)

Mortgage-backed securities ...................          $37,920          $44,608
U.S. Government and federal
 agency securities ...........................            4,018            9,250
Other debt securities ........................            1,096                -
Interest-bearing deposits
 and bankers' acceptances ....................            3,557            1,539
FHLB stock and
 other equity investments ....................            3,857            7,210
Federal funds sold ...........................                -            2,010
                                                        -------          -------

Total ........................................          $50,448          $64,617
                                                        =======          =======

     The following table sets forth the book value of the Bank's investments at December 31, 1996, the weighted average yields on the Bank's investments at December 31, 1996 and the periods to maturity of the Bank's investments from December 31, 1996. Yields on tax exempt obligations have not been computed on a tax equivalent basis.

                                           Periods to Maturity from December 31, 1996
                                           ------------------------------------------
                                         After 1 through   After 5 through
                         1 Year or Less      5 Years          10 Years        After 10 Years       Total
                        ----------------  ---------------  --------------- -----------------  ---------------
                                Weighted         Weighted         Weighted          Weighted          Weighted
                                Average          Average           Average           Average           Average
                        Amount   Yield    Amount  Yield    Amount   Yield   Amount    Yield   Amount    Yield
                        ------ -------    ------ --------  ------  -------  ------   -------  ------  ---------
                                                      (dollars in thousands)

Mortgage-backed
 securities ..........   $  999   5.63%   $4,829   6.08%   $2,904   6.22%   $29,188   6.39%   $37,920   6.32%
U.S. Government
 and federal
 agency securities ...        -      -     2,000   5.72     2,018   6.44          -      -      4,018   6.08
Other debt
 securities ..........        -      -       981   7.27       115   6.81          -      -      1,096   7.22
Interest-bearing
 deposits and bankers'
 acceptances .........    3,557   5.35         -      -         -      -          -      -      3,557   5.35
FHLB stock and
 preferred stock .....    3,857   9.01         -      -         -      -          -      -      3,857   9.01
Federal funds sold ...        -      -         -      -         -      -          -      -          -      -
                         ------   ----    ------   ----    ------   ----    -------   ----    -------   ----
Total ................   $8,413   7.06%   $7,810   6.14%   $5,037   6.32%   $29,188   6.39%   $50,448   6.46%
                         ======   ====    ======   ====    ======   ====    =======   ====    =======   ====

     As of December 31, 1996, none of the Bank's investment in securities of other issuers exceeded 10% of the shareholders' equity of the Bank. the Bank.

Sources of Funds

General

    Time, money market, savings and demand deposits are the major sources of the Bank's funds for lending and other investment purposes. In addition, the Bank obtains funds from loan principal repayments, proceeds from sales of loans, loan participations and investment securities, and advances from the FHLB of Atlanta. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and sales of loans, loan participations and investment securities are significantly influenced by prevailing interest rates, economic conditions and the Bank's asset and liability management strategies. Borrowings may be used on a short-term basis to compensate for reductions in the availability of other sources of funds or on a longer term basis to support expanded lending activities and for other general business purposes.

Deposits

     The Bank offers several types of deposit accounts, with the principal differences relating to the minimum balance required, the time period the funds must remain on deposit and the interest rate. Deposits are obtained primarily from the Bank's Troup County market area. The Bank does not advertise for deposits outside of this area, and an insignificant amount of the Bank's deposits are from out-of-state sources. The Bank generally does not solicit funds from brokers, although the Bank occasionally consults with brokers to obtain information on competitive market rates offered on jumbo certificates of deposit ("CDs") which the Bank occasionally offers in minimum denominations of $100,000.

The Bank does not rely upon any single person or group of related persons for a material portion of its deposits. The Bank held CDs with minimum denominations of $100,000 totaling $33.1 million at December 31, 1996.

     The following table sets forth the composition of deposits, excluding accrued interest payable, by type of account and interest rate category at the dates indicated.

                                              December 31,                      Increase (Decrease)
                                          ------------------                        During the
                                    1996                         1995                Year Ended
                          ------------------------------------------------------
                         Interest                    Interest                        December 31,
Type of Account            Rate    Amount  Percent(1)  Rate     Amount    Percent        1996
---------------           ------   ------   -------   ------    ------    -------      --------
                                         (dollars in thousands)

Regular savings deposits   2.75%   $16,514     9.27%   2.75%   $ 16,401     9.22%     $   113
NOW accounts...........    2.25%    28,820    16.19    2.25%     27,977    15.67          843
Super NOW accounts.....    2.70%     1,828     1.03    2.70%      2,100     1.24         (272)
Money market deposits..    3.20%    14,709     8.26    3.20%     15,438     8.68         (729)
                                   -------    -----            --------   ------       ------
   Total...............            $61,871    34.75%           $ 61,916    34.81%     $   (45)
                                   -------    -----            --------    -----       ------

Certificates of deposit  Below 4% $     50     0.03%  Below 4% $     89    0.05%      $   (39)
                             4-6%   84,258    47.34      4-6%    60,608   34.08        23,650
                             6-8%   31,821    17.88      6-8%    54,731   30.77       (22,910)
                            8-10%        -        -     8-10%       504    0.29          (504)
                                  --------    ------           --------   ------       ------
Total time deposits ..            $116,129    65.25%           $115,932   65.19%      $   197
                                  --------    -----            --------   ------       ------


   Total deposits.....            $178,000   100.00%           $177,848   100.00%    $   152
                                  ========   ======            ========   ======     =======

----------------

(1) Represents percentage of deposits in the respective category of deposits to total deposits.

     The following table sets forth information with respect to interest expense and average deposit balances for the periods indicated.

                                        Years Ended December 31,
                                        ------------------------
                                   1996                          1995
                          ------------------------------------------------------
                                             Average                     Average
                          Average   Interest  Rate    Average   Interest   Rate
                          Balance   Expense   Paid    Balance   Expense    Paid
                                         (dollars in thousands)
Deposits:
Noninterest- bearing
 demand deposits....... $   8,370    $    -      -    $ 10,066    $    -      -
Interest-bearing
 demand deposits.......    23,074       546   2.37      17,581       529   3.01
Money market deposit
 accounts..............    15,497       532   3.43      15,844       540   3.41
Passbook and statement
 savings...............    16,937       408   2.41      16,352       404   2.47
Time deposits..........   114,371     6,525   5.71     114,793     6,551   5.71
                         --------    ------   ----    --------    ------   ----
    Total deposits.....  $178,249    $8,011   4.49%   $174,636    $8,024   4.58%
                         ========    ======   ====    ========    ======   ====

         The following table sets forth the amount of time deposits at December 31, 1996 maturing in the periods indicated.

                                        Amount Maturing

                      Within      Within      Within       After
Interest Rate         1 Year      2 Years    3 Years      3 Years     Total
-------------        --------     -------    -------      -------     -----
                                      (dollars in thousands)

Below  4%..........   $    40     $    10     $    -      $     -    $     50
 4% -  6%..........    65,240      10,891      4,525        3,602      84,258
 6% -  8%..........    18,092       8,518      2,411        2,800      31,821
 8% - 10%.........          -           -          -            -           -
                      -------     -------     ------      -------    --------
   Total ..........   $83,372     $19,419     $6,936      $ 6,402    $116,129
                      =======     =======     ======      =======    ========

     The following table sets forth the maturity distribution of time CDs of $100,000 or more and other time deposits of $100,000 or more at December 31, 1996.

                                                      December 31,
                                                      ------------
                                                                  Other
                                                 Time              Time
Time to Maturity                                  CDs            Deposits
----------------                                  ---            --------
                                                 (dollars in thousands)

3 months or less.............................   $ 8,791             $-
Over 3 months through 6 months...............     8,715              -
Over 6 months through 12 months..............    10,878              -
Over 12 months...............................     4,716              -
                                                -------            ---
   Total outstanding.........................   $33,100             $-

     In the event of liquidation of the Bank, savings account holders of the Bank would be entitled to full payment of their savings accounts prior to any payment to the holders of capital stock of the Bank.

Borrowings

    Deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. However, the Bank periodically borrows from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for thrift institutions and certain other member financial institutions. See "Supervision and Regulation -- Regulation of Federal Savings Associations -- Federal Home Loan Bank System" below. As a member, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances on the security of such stock and certain of the Bank's home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.

    Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities, and the FHLB of Atlanta may prescribe the acceptable uses to which the advances pursuant to each program may be put, as well as limit the size of such advances. Depending on the program, limitations on the size of advances are based either on a fixed percentage of the Bank's net worth or on the FHLB of Atlanta's assessment of the Bank's creditworthiness. The Bank's advances from the FHLB of Atlanta are typically secured by the Bank's stock in the FHLB of Atlanta and its pledge of qualified first mortgage loans equal to 165% of the advances outstanding. The Bank's advances in the short-term credit program are secured by MBSs and CMOs.
    The following table sets forth the borrowing activities of the Bank at the end of and during the periods indicated.

                                                      Years Ended December 31,
                                                      ------------------------
                                                       1996             1995
                                                       ----             ----
                                                        (dollars in thousands)

Balance, end of period .......................         $17,371          $29,504
Highest month-end balance ....................         $25,413          $39,230
Weighted average interest rate
 at end of period ............................            5.28%            5.47%
Average balances for period ..................         $21,585          $31,962
Weighted average interest rate
 during the period ...........................            5.32%            5.82%

     The Bank has not used and does not plan to use subordinated debentures, CMOs or reverse purchase agreements as borrowing tools in the immediate future.

Retail Services

    The Bank provides its customers with a variety of retail banking services. The Bank has 24-hour automatic teller machines ("ATMs") at five of its offices in LaGrange as well as at LaGrange College and the West Georgia Medical Center in LaGrange. The Bank is a member of the Southeast Switch, Inc. system of automatic tellers, and the PLUS(R) and CIRRUS(R) systems, which provide Bank customers with access to HONOR(R), PLUS(R) and CIRRUS(R) services at more than 1 million locations throughout the United States and the world. Also, the Bank offers the First Federal Check Card which gives Bank customers access to VISA(R) merchants world-wide through point of sale transactions. The Bank provides (in addition to the lending and deposit services described above), checking accounts, savings programs, night depository services and safe deposit facilities. The Bank also provides cash management services for its business customers. The Bank offers certain securities brokerage services through its wholly owned service corporation, Piedmont Mortgage Service, Inc., under the name of Piedmont Investment Service, and, based on an arrangement with the brokerage firm of Attkisson, Carter & Akers, Inc., a registered broker-dealer and a member firm of the New York Stock Exchange. This service provides customers with a variety of investment products and services that are common in the financial markets of today.

Competition

    Based on total assets of approximately $222 million at December 31, 1996, the Bank is the 10th largest of 38 thrift institutions headquartered in Georgia and the largest financial institution headquartered in Troup County.

     The Bank's most direct competition, for both deposits and loans, comes from commercial banks, other thrift institutions and mortgage banking companies. NationsBank N.A.(South), Commercial Bank & Trust Company and SunTrust Company Bank of Columbus, N.A. are the Bank's major competitors for deposits. These institutions along with Charter Federal Savings and Loan Association and various mortgage bankers are also the Bank's major competitors with regard to mortgages and consumer lending. Some of these institutions are affiliated with large regional financial institutions and have substantially greater resources and lending limits than the Bank. The Bank also faces competition in certain areas of its business from consumer finance companies, insurance companies, money market mutual funds and investment banking firms, some of which are not subject to the same degree of regulation as the Bank.

    The Bank competes for deposits principally by offering depositors a variety of deposit programs with competitive interest rates, quality service and convenient location and hours. The Bank competes for loan originations by offering a variety of loan programs, competitive interest rates, discount points and loan fees, timely processing and quality service.

    The competitive pressures among thrift institutions, commercial banks and other entities have increased significantly in recent years and are expected to continue to do so. The establishment of money market accounts and the elimination of rate controls for interest rates paid on deposits in the early and mid-1980s, for example, have increased the competition for deposits and tend to increase the Bank's cost of funds, especially during periods of high interest rates.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that banks and bank holding companies may acquire banks located in other states, regardless of state law to the contrary, subject to certain deposit-percentage limitations, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether. Georgia has enacted "opt in" legislation that permits interstate branching in Georgia on a reciprocal basis through June 1, 1997, and on an unlimited basis thereafter. Competition within Georgia among financial institutions generally, and among savings institutions in particular, may increase, due in part to this "opt in" legislation, as well as the increased number of newly-chartered financial institutions, the increased incidence of branching by savings institutions headquartered in other parts of the state and the country, and the acquisition of Georgia-based financial institutions by out-of-state financial institutions although the extent to which such competition will increase, or the timing of such increase, cannot be predicted.

Employees

     As of December 31, 1996, the Bank had 102 full-time and 17 part-time employees. The employees are not represented by any collective bargaining unit, and the Bank considers its relationship with its employees to be good.

Supervision and Regulation

General

    As a federal savings bank, the Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary regulator, and the FDIC, as its deposit insurer. The Bank is a member of the FDIC's Savings Association Insurance Fund ("SAIF"), and its deposit accounts are insured up to applicable limits by the FDIC. The deposit premiums paid by the Bank to the FDIC for deposit insurance are currently paid to the SAIF. The Bank is also a member of the FHLB of Atlanta. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS and the FDIC conduct periodic examinations to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. The Company, as a savings and loan holding company, is subject to the regulation, examination and supervision of the OTS and files certain reports with, and otherwise complies with, the rules and regulations of the OTS and the Securities and Exchange Commission under the federal securities laws.

    The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or the United States Congress, could have a material adverse impact on the Company, the Bank, and the operations of both.

     The following discussion is intended to be a summary of the material statutes and regulations applicable to savings associations and their holding companies, and generally does not purport to be a comprehensive description of all such statutes and regulations.

Regulation of Savings and Loan Holding Companies

    As a savings and loan holding company, the Company is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings association.

    The Home Owners' Loan Act, as amended ("HOLA") prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings association or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5.0% of a non-subsidiary savings association, a non-subsidiary holding company or a non-subsidiary company engaged in activities other than those permitted by HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating an application by a holding company to acquire a savings association, the OTS must consider the financial and managerial resources and future prospects of the company and savings association involved, the effect of the acquisition on the risk to the FDIC's insurance funds, the convenience and needs of the community and competitive factors.

    As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to satisfy the qualified thrift tender ("QTL") test. See "Regulation of Federal Savings Associations -- QTL Test" for a discussion of the QTL requirements. Upon any non-supervisory acquisition by the Company of another savings association or savings bank that meets the QTL test, is deemed to be a savings association by the OTS and will be held as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be subject to limitations on the types of business activities in which it could engage. HOLA limits the activities of a multiple savings and loan holding company and its non-insured association subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act of 1956, as amended (the "BHC Act"), subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

    The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, subject to two exceptions: an acquisition of a savings association in another state (i) in a supervisory transaction, and (ii) pursuant to authority under the laws of the state of the association to be acquired that specifically permit such acquisitions. The conditions imposed upon interstate acquisitions by those states that have enacted authorizing legislation vary. Some states impose conditions of reciprocity, which have the effect of requiring that the laws of both the state in which the acquiring holding company is located (as determined by the location of its subsidiary savings association) and the state in which the association to be acquired is located, have each enacted legislation allowing its savings associations to be acquired by out-of-state holding companies on the condition that the laws of the other state authorize such transactions on terms no more restrictive than those imposed on the acquirer by the state of the target association. Some of these states also impose regional limitations, which restrict such acquisitions to states within a defined geographic region. Other states allow full nationwide banking without any condition of reciprocity. Some states do not authorize interstate acquisitions of savings associations.

    Transactions between the Bank and the Company and its other subsidiaries are also subject to various conditions and limitations. See "Regulation of Federal Savings Associations -- Transactions with Related Parties." The Bank is required to give 30-days written notice to the OTS prior to any declaration of the payment of any dividends or other capital distributions to the Company. See "Regulation of Federal Savings Associations -- Limitation on Capital Distributions."

     During 1996, Congress entertained various industry restructuring proposals that would require all federal savings banks to convert to national or state bank charters and to be subject to regulation as commercial banks. Under such proposals, all savings and loan holding companies, in turn, would be required to register as bank holding companies under the BHC Act, and those holding companies that were not unitary savings and loan holding companies on a specified date would become subject to the activities restrictions set forth in the BHC Act as well as the restrictions on affiliations with entities primarily engaged in securities underwriting contained in the Glass-Steagall Act. While the outcome of the ongoing efforts to merge the thrift industry into the banking industry and to reorganize and consolidate the federal regulatory structure are uncertain at this time, the foregoing proposal, if enacted, would cause the Company to be regulated as a bank holding company. As such, the Company would be subject to examination, regulation and periodic reporting under the BHC Act, as administered by the Board of Governors of the Federal Reserve System (the "FRB"). The end result of such initiatives, and the resulting impact on the Company's business and operations, are unclear at this time.

Regulation of Federal Savings Associations

    Business Activities

    The Bank derives its lending and investment powers from the HOLA, and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations, including: (i) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (ii) a limit of 400% of an association's capital on the aggregate amount of loans secured by nonresidential real estate property; (iii) a limit of 20% of an association's assets on commercial loans provided that amounts in excess of 10% of total assets are used only for small business loans; (iv) a limit of 35% of an association's assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (v) a limit of 5.0% of assets on non-conforming loans (loans in excess of the specific limitations of HOLA); and (vi) a limit of the greater of 5.0% of assets or an association's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

    Loans to One Borrower

     Under HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan or extension of credit is fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate.

     The OTS has indicated that it considers a series of leases and secured loans made by the Bank to Bennett Funding Group, Inc. and certain of its affiliates to be transactions with one borrower.[These leases and loans have an aggregate principal balance of $4.5 million which exceeds the Bank's legal lending limit of $3.2 million.] To the extent that these transactions are aggregated, the Bank will be deemed to be in violation of the loans to one borrower rule under HOLA, as discussed above. The Bank has agreed with the OTS to develop a plan to remedy the situation, although the details of such plan have not yet been determined. Bennett Funding Group, Inc. is presently the subject of bankruptcy proceedings in which the Trustee is contesting the secured status of the Bank's loans. The Bank is vigorously defending its status as a fully secured, perfected creditor and has established a reserve of approximately $3 million to cover potential losses incurred in connection with the proceedings. See "Litigation." The outcome of such proceedings may affect the Bank's method of addressing the loans to one borrower violation, and the outcome, timing, and effect of such proceedings and such violation cannot be determined at this time.


    QTL Test

     Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least 9 months of the most recent 12-month period. "Portfolio assets" mean, in general, an association's total assets less the sum of (i) specified liquid assets up to 20% of total assets, (ii) certain intangibles, including goodwill and credit card and purchased mortgage servicing rights, and (iii) the value of property used to conduct the association's business. "Qualified thrift investments" include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and consumer loans up to 10% of the association's portfolio assets. At December 31, 1996, the Bank maintained 74.86% of its portfolio assets in qualified thrift investments.

    A savings association that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. The initial restrictions include prohibitions against (i) engaging in any new activity not permissible for a national bank, (ii) paying dividends not permissible under national bank regulations, (iii) obtaining new advances from any FHLB, and (iv) establishing any new branch office in a location not permissible for a national bank in the association's home state. In addition, within one year of the date a savings association ceases to meet the QTL test, any company controlling the association would have to register under, and become subject to the requirements of, the BHC Act. If the savings association does not requalify under the QTL test within the three-year period after it failed the QTL test, it would be required to terminate any activity and to dispose of any investment not permissible for a national bank and would have to repay as promptly as possible any outstanding advances from an FHLB. A savings association that has failed the QTL test may requalify under the QTL test and be free of such limitations, but it may do so only once.

    Capital Requirements

     The OTS regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations, a leverage ratio requirement of 3.0% of core capital to such adjusted total assets, and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The 3.0% core capital requirement has been effectively superseded by the OTS' prompt corrective action regulations, which impose a 4.0% core capital requirement for "adequately capitalized" thrifts and a 5.0% core capital requirement for "well capitalized" thrifts. See "Prompt Corrective Regulatory Action." In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS based on the risks the OTS believes are inherent in the type of asset.

     Tangible capital is defined, generally, as common stockholders' equity (including retained earnings)and certain noncumulative perpetual preferred stock and related earnings, minority interests in equity accounts of fully consolidated subsidiaries, less intangibles other than certain purchased mortgage servicing rights and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain purchased credit card relationships. Supplementary capital currently includes cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

     When determining its compliance with the risk-based capital requirement, a savings association with "above normal" interest rate risk is required to deduct a portion of such capital from its total capital to account for the "above normal" interest rate risk. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) resulting from a hypothetical 2.0% increase or decrease in market rates of interest, divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. At the times when the 3-month Treasury bond equivalent yield falls below 4.0%, an association may compute its interest rate risk on the basis of a decrease equal to one-half of that Treasury rate rather than on the basis of 2.0%. A savings association whose measured interest rate risk exposure exceeds 2.0% would be considered to have "above normal" risk. The interest rate risk component is an amount equal to one-half of the difference between the association's measured interest rate risk and 2.0%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating its risk-based capital. Any required deduction for interest rate risk becomes effective on the last day of the third quarter following the reporting date of the association's financial data on which the interest rate risk was computed. The regulations authorize the Director of the OTS to waive or defer an association's interest rate risk component on a case-by-case basis. At December 31, 1996, the Bank was not required to maintain any additional risk-based capital under this rule.

    At December 31, 1996, the Bank met each of the OTS capital requirements, in each case on a fully phased-in basis. The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at December 31, 1996:
                                            December 31,
                           -------------------------------------------------
                               Actual          Required           Excess
                           -------------------------------------------------
                           Amount    %       Amount   %        Amount    %
                           ------    -       ------   -        ------    -
                                        (dollars in thousands)
Core capital...........   $19,694   8.84%  $  6,681  3.00%    $13,013   5.84%
Tangible capital.......    19,694   8.84      3,340  1.50      16,354   7.34
Risk-based capital.....    21,568  14.38     12,000  8.00       9,568   6.38

     The OTS has adopted the Federal Financial Institutions Examination Council's ("FFIEC") updated statement of policy entitled "Uniform Financial Institutions Rating System" ("UFIRS") effective January 1, 1997. UFIRS is an internal rating system used by the federal and state regulators for assessing the soundness of financial institutions on a uniform basis and for identifying those institutions requiring special supervisory attention. Under the previous UFIRS, each financial institution was assigned a confidential composite rating based on an evaluation and rating of five essential components of an institution's financial condition and operations including Capital adequacy, Asset quality, Management, Earnings, and Liquidity (the "CAMEL Rating"). In updating UFIRS, the FFIEC increased its emphasis on the quality of risk management practices and added a sixth component for sensitivity to market risk. For most institutions, the FDIC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to: management's ability to identify, measure, monitor, and control market risk; the institution's size; the nature and complexity of its activities and its risk profile; and the adequacy of its capital and earnings in relation to its level of market risk exposure.

Market risk is rated based upon, but not limited to: an assessment of the sensitivity of the financial institution's earnings or the economic value of its capital to adverse changes in interest rates, foreign exchanges rates, commodity prices, or equity prices; management's ability to identify, measure, monitor, and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from nontrading positions.

    Limitation on Capital Distributions

    OTS regulations currently impose limitations upon capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger, and other distributions charged against capital. At least 30-days written notice must be given to the OTS of a proposed capital distribution by a savings association, and capital distributions in excess of specified earnings or by certain institutions are subject to approval by the OTS. An association that has capital in excess of all fully phased-in regulatory capital requirements before and after a proposed capital distribution and that is not otherwise restricted in making capital distributions, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more than normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to meet its minimum capital requirements, as described above. See "Prompt Corrective Regulatory Action."

    The OTS has proposed regulations that would simplify the existing procedures governing capital distributions by savings associations. Under the proposed regulations, the approval of the OTS would be required only for an association that is deemed to be in troubled condition or that is undercapitalized or would be undercapitalized after the capital distribution. A savings association would be able to make a capital distribution without notice to or approval of the OTS if it is not held by a savings and loan holding company, is not deemed to be in troubled condition, has received either of the two highest composite supervisory ratings and would continue to be adequately capitalized after such distribution. Notice would have to be given to the OTS by any association that is held by a savings and loan holding company or that had received a composite supervisory rating below the highest two composite supervisory ratings. An association's capital rating would be determined under the prompt corrective action regulations. See "Prompt Corrective Regulatory Action."

    Liquidity

    The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.0% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 5.0%. OTS regulations also require each savings association to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1.0%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity ratio at December 31, 1996 was 7.75%, and its short-term liquidity ratio was 3.83%, which exceeded the applicable requirements.

    Assessments

    Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly Thrift Financial Report.

    Branching

     Subject to certain limitations, HOLA and the OTS regulations permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such a branch is available (i) in states that expressly authorize branches of savings associations located in another state and (ii) to an association that qualifies as a "domestic building and loan association" under the Code of Federal Regulations, which imposes qualification requirements similar to those for a "qualified thrift lender" under HOLA. See "QTL Test." The authority for a federal savings association to establish an interstate branch network would facilitate a geographic diversification of the association's activities. This authority under HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings associations.

    Community Reinvestment

     Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions,nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess the association's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings.

    In April 1995, the OTS and the other federal banking agencies adopted amendments revising their CRA regulations. Among other things, the amended CRA regulations substitute for the prior process-based assessment factors a new evaluation system that would rate an institution based on its actual performance in meeting community needs. In particular, the proposed system would focus on three tests: (i) a lending test, to evaluate the institution's record of making loans in its service areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of
services   through  its  branches,   ATMs  and  other  offices.

     The joint agency CRA regulations provide that an institution evaluated under a given test receive one of five ratings for that test: outstanding; high satisfactory; low satisfactory; needs to improve; or substantial non-compliance. The ratings for each test are then combined to produce an overall composite rating of either outstanding, satisfactory (including both high and low satisfactory,) needs to improve, or substantial non-compliance. In the case of a retail-oriented institution, its lending test rating forms the basis for its composite rating. That rating is then increased by up to two levels in the case of outstanding or high satisfactory investment performance, increased by one level in the case of outstanding service, and decreased by one level in the case of substantial non-compliance in service. An institution found to have engaged in illegal lending discrimination is rebuttably presumed to have a less-than-satisfactory composite CRA rating. The Bank received an "outstanding" CRA rating in its most recent examination.

     Small savings associations are to be assessed pursuant to a streamlined approach focusing on a lesser range of information and performance standards. The term "small savings association" is defined as including associations with less than $250 million in assets or an affiliate of a holding company with banking and thrift assets of less than $1.0 billion, which would include the Bank. An institution's CRA performance record is considered in certain regulatory applications and may be used as a basis for denying an application.

    Transactions with Related Parties

    The Bank's authority to engage in transactions with its "affiliates" is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act ("FRA"). In general, an affiliate of the Bank is any company that controls the Bank or any other company that is controlled by a company that controls the Bank, excluding the Bank's subsidiaries other than those that are insured depository institutions. The OTS regulations prohibit a savings association (i) from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies under Section 4(c) of the BHC Act and (ii) from purchasing the securities of any affiliate other than a subsidiary. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings association and also limits the aggregate amount of transactions with all affiliates to 20% of the savings association's capital and surplus. Extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the association as those prevailing at the time for comparable transactions with nonaffiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies.

     The Bank's authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features with the exceptions of (1) the benefit compensation must be widely available to employees of the bank and (2) the benefit or compensation does not give preference to any insider over other employees of the Bank and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the association's capital. In addition, extensions of credit in excess of certain limits must be approved by the association's board of directors.

    Enforcement

    Under the Federal Deposit Insurance Act, as amended (the "FDI Act"), the OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all "institution-affiliated parties," including any controlling stockholder or any stockholder, attorney, appraiser and accountant who knowingly or recklessly participates in any violation of applicable law or regulation or breach of fiduciary duty or certain other wrongful actions that causes or is likely to cause a more than a minimal loss or other significant adverse effect on an insured savings association. Civil penalties cover a wide range of violations and actions and range from $5,000 for each day during which violations of law, regulations, orders and certain written agreements and conditions continue, up to $1,000,000 per day for such violations if the person obtained a substantial pecuniary gain as a result of such violation or knowingly or recklessly caused a substantial loss to the institution. Criminal penalties for certain financial institution crimes include fines of up to $10 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to take enforcement action against an institution that fails to comply with its regulatory requirements, particularly with respect to its capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings association. If action is not taken by the Director of the OTS, the FDIC has authority to take such action under certain circumstances.

    Standards for Safety and Soundness

    The FDI  Act,  as  amended  by the  Federal  Deposit  Insurance  Corporation
Improvement Act of 1991, as amended ("FDICIA") and the Riegle Community Development and Regulatory Improvement Act of 1994 ("Community Development Act"), requires the OTS, together with the other federal bank regulatory agencies, to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. The OTS and the federal bank regulatory agencies have adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. The OTS and the other agencies determined that stock valuation standards were not appropriate. In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. See "Prompt Corrective Regulatory Action." If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

    Real Estate Lending Standards

    The OTS and the other federal banking agencies adopted regulations to prescribe standards for extensions of credit that (i) are secured by real estate or (ii) are made for the purpose of financing the construction of improvements on real estate. The OTS regulations require each savings association to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying OTS guidelines, which include loan-to-value ratios for the different types of real estate loans. Associations are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standards are justified.

    Prompt Corrective Regulatory Action

    Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of five categories based on the association's capital. Generally, a savings association is treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of Tier 1
(core)  capital to  risk-weighted  assets is at least 6.0%,  its ratio of Tier 1
(core) capital to total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings association will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8.0%, its ratio of Tier 1 (core) capital to risk-weighted assets is at least 4.0%, and its ratio of Tier 1 (core) capital to total assets is at least 4.0% (3.0% if the association receives the highest rating on the CAMEL financial institutions rating system).

     A savings association that has a total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 (core) capital ratio that is less than 4.0% (3.0% leverage ratio if the association receives the highest rating on the CAMEL financial institutions rating system) is considered to be "undercapitalized." A savings association that has a total risk-based capital of less than 6.0% or a Tier 1 (core) risk-based capital ratio or a leverage ratio of less than 3.0% is considered to be "significantly undercapitalized." A savings association that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." The elements of an association's capital for purposes of the prompt corrective action regulations are defined generally as they are under the regulations for minimum capital requirements. See "Capital Requirements."

    The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as an association's capital deteriorates within the three undercapitalized categories. All associations are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the association would be undercapitalized. An undercapitalized association is required to file a capital restoration plan within 45 days of the date the association receives notice that it is within any of the three undercapitalized categories. The OTS is required to monitor closely the condition of an undercapitalized association and to restrict the asset growth, acquisitions, branching and new lines of business of such an association. Significantly undercapitalized associations are subject to restrictions on compensation of senior executive officers; such an association may not, without OTS consent, pay any bonus or provide compensation to any senior executive officer at a rate exceeding the officer's average rate of compensation (excluding bonuses, stock options and profit-sharing) during the 12 months preceding the month when the association became undercapitalized. A significantly undercapitalized association may also be subject, among other things, to forced changes in the composition of its board of directors or senior management, additional restrictions on transactions with affiliates, restrictions on acceptance of deposits from correspondent associations, further restrictions on asset growth, restrictions on rates paid on deposits, forced termination or reduction of activities deemed risky and any further operational restrictions deemed necessary by the OTS.

    If one or more grounds exist for appointing a conservator or receiver for an association, the OTS may require the association to issue additional debt or stock, sell assets, be acquired by a depository association holding company or combine with another depository association. The OTS and the FDIC have a broad range of grounds under which they may appoint a receiver or conservator for an insured depository association. Under FDICIA, the OTS is required to appoint a receiver (or with the concurrence of the FDIC, a conservator) for a critically undercapitalized association within 90 days after the association becomes critically undercapitalized or, with the concurrence of the FDIC, to take such other action that would better achieve the purposes of the prompt corrective action provisions. Such alternative action can be renewed for successive 90-day periods. However, if the association continues to be critically undercapitalized on average during the quarter that begins 270 days after it first became critically undercapitalized, a receiver must be appointed, unless the OTS makes certain findings with which the FDIC concurs and the Director of the OTS and the Chairman of the FDIC certify that the association is viable. In addition, an association that is critically undercapitalized is subject to more severe restrictions on its activities, and is prohibited, without prior approval of the

FDIC from, among other things, entering into certain material transactions or paying interest on new or renewed liabilities at a rate that would significantly increase the association's weighted average cost of funds.

    Where appropriate, the OTS can impose corrective action by a savings and loan holding company under the "prompt corrective action" provisions of FDICIA.

    Insurance of Deposit Accounts

     Pursuant to FDICIA, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the new assessment system, which began in 1993, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period ending seven months before the assessment period. The three capital categories consist of (i) well capitalized, (ii) adequately capitalized or (iii) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Asessment rates originally ranged from 0.04% (for the Bank Insurance Fund (the "BIF"), which primarily insures commercial banks) or 0.23% (for the SAIF) of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.31% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern).These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

     Once the designated ratio for the BIF was reached in May 1995, the FDIC reduced the assessment rate applicable to BIF deposits in two stages, so that, beginning in 1996, the deposit insurance premiums for 92% of all BIF members in the highest capital and supervisory categories were set at $2,000 per year, regardless of deposit size. The FDIC elected to retain the assessment rate range of 23 to 31 basis points for SAIF members given the undercapitalized nature of that insurance fund.

     Recognizing that the disparity between the SAIF and BIF premium rates have adverse consequences for SAIF-insured institutions and other banks with SAIF assessed deposits, including reduced earnings and an impaired ability to raise funds in capital markets and to attract deposits, in July 1995, the FDIC, the Treasury Department, and the OTS released statements outlining a proposed plan to recapitalize the SAIF, the principal feature of which was a special one-time assessment on depository institutions holding SAIF-insured deposits, which was intended to recapitalize the SAIF at a reserve ratio of 1.25%. This proposal contemplated elimination of the disparity between the assessment rates on BIF and SAIF deposits following recapitalization of the SAIF.

     A variation of this proposal designated the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted by Congress as part of omnibus budget legislation and signed into law on September 30, 1996. As directed by the Funds Act, the FDIC has implemented a special one-time assessment of approximately
65.7 basis points (0.657%) on a depository institution's SAIF-insured deposits held as of March 31, 1995 (or approximately 52.6 basis points on SAIF deposits acquired by banks in certain qualifying transactions). The Bank recorded charges against earnings for the special assessment in the quarter ended September 30, 1996 in the amount of approximately $1,156,000 pre-tax.

     In addition, on December 24, 1996, in order to avoid collecting more than needed to maintain the SAIF's capitalization rate at 1.25 percent of aggregate insured deposits, the FDIC adopted in final a revision in the SAIF assessment rate schedule which retroactively effected, as of December 11, 1996, (i) a widening in the assessment rate spread among institutions in the different capital and risk assessment categories, (ii) an overall reduction of the assessment rate range assessable on SAIF deposits of from 0 to 27 basis points, and (iii) a special interim assessment rate range for the last quarter of 1996 of from 18 to 27 basis points on institutions subject to assessments with respect to certain bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the now-defunct FSLIC. Effective January 1, 1997, FICO assessments are imposed on both BIF- and SAIF-insured deposits in annual amounts presently estimated at 1.29 basis points and 6.44 basis points, respectively. [The Bank anticipates that the net effect of the decrease in the premium assessment rate on SAIF deposits will result in a reduction in their total deposit insurance premium assessments for the years 1997 through 1999, assuming no further changes in announced premium assessment rates.]

     Accounting for Bad Debt Reserves

     The Small Business Job Protection Act of 1996 repealed the reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. As a result, large thrift institutions with more than $500 million in assets are no longer able to deduct additions to a reserve for bad debts but are permitted to deduct bad debts only as they occur. In addition, a large thrift institution generally is required to recapture (i.e., take into income) its post-1987 additions to its bad debt reserve, that is, the amount by which its bad debt reserve exceeds the balance of such reserve as of the end of its last taxable year ending before 1988.

     Small thrift institutions with not more than $500 million in assets, such as the Bank, are no longer permitted to make additions to their bad debt reserves based upon a percentage of the Bank's taxable income (the "PTI Method") but may make additions to their bad debt reserves based upon the Bank's actual loss experience (the "Experience Method") in lieu of deducting bad debts only as they occur. In the case of a small thrift institution, the recapture of post-1987 additions to its bad debt reserve is limited to the amount of recapture that reduces the reserve to the balance it would have had if the institution had always computed its additions to reserves under the Experience Method.

     The excess reserves are recaptured into income over a period of six years, which may be extended to seven or eight years if the thrift meets a residential loan requirement. The Bank had no excess reserves. Thus, it was not subject to any recapture.

     The remainder of the Bank's pre-1988 bad debt reserves is subject to recapture if the Bank ceases to qualify as a bank for federal income tax purposes, or if the Bank makes certain distributions to the Company in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, or distributions in partial or complete liquidation. In the event of a distribution considered to be made from its bad debt reserves, the amount restored to income would be the amount which, when reduced by the amount of tax on such income, is equal to the amount of the distribution. The Bank does not intend to make any distribution that would result in recapture of any portion of its pre-1988 bad debt reserves.

    Federal Home Loan Bank System

     The Bank is a member of the FHLB of Atlanta, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 1/20 of its advances (borrowings) from the FHLB of Atlanta. The Bank was in compliance with this requirement at December 31, 1996 with an investment in FHLB of Atlanta stock , of $1,895,900. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

    The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced.

    Federal Reserve System

    The Bank is subject to provisions of the FRA and the FRB's regulations pursuant to which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3.0% of the aggregate of transaction accounts up to $52.0 million. The amount of aggregate transaction accounts in excess of $52.0 million are currently subject to a reserve ratio of 10.0%, which ratio the FRB may adjust between 8.0% and 12%. The FRB regulations currently exempt $4.3 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve discount window, but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

ITEM 2.  PROPERTIES

     The Company and the Bank operate from a main office which contains approximately 28,400 square feet of usable office space and is located on approximately two acres of land at 101 North Greenwood Street, LaGrange, Georgia. The Bank owns both the building and the land.

     The Bank also operates three full-service branch offices and one drive-through facility in LaGrange. One of the full-service branches contains approximately 360 square feet of office space in the Winn-Dixie Marketplace grocery store at 908 Hogansville Road in LaGrange. This office is leased by the Bank for $3,000 per month pursuant to a lease that expires in August 1997. A second full-service branch office is located at 1795 West Point Road at Lee's Crossing in LaGrange. This office contains approximately 2,700 square feet of office space on one acre of land, and both the land and the building are owned by the Bank. The third full-service branch office is located at 1417 LaFayette Parkway in LaGrange. This office contains approximately 2,300 square feet of office space on 1.2 acres of land, and it has three drive through lanes. Both the building and the land are owned by the Bank. The drive-through facility is located at 306 Vernon Street in LaGrange. This facility contains approximately 1,800 square feet of space, and both the building and the land are owned by the Bank.

        The Bank leases approximately 1,230 square feet of office space at 5820 Veterans Parkway, Suite 104, Columbus, Georgia, where its loan production office is located. The monthly lease payments are $1,175, and the lease expires on December 31, 1997. The Bank also operates a loan production office of approximately 450 square feet at 1710 Catherine Court, Suite F, Auburn, Alabama. The monthly payments on the lease are $500, and the lease expires in April 1997.

     The Bank leases approximately 1,000 square feet of office space at 300 Broome Street, The Georgia Building, LaGrange, Georgia. This office space is where Piedmont Mortgage Service, Inc., operating under the name "Piedmont Appraisal Service," is located. The lease requires monthly lease payments of $615.

     The Bank leases approximately 216 square feet of office space at 250 Prairie Center Drive, Suite 146, Eden Prairie, Minnesota, where its lease production office is located. The lease requires monthly payments of $475, and the lease expires on March 31, 1997.

     The net book value of the Company's investment in land, premises, furniture, fixtures and equipment, less accumulated depreciation, totaled approximately $5.4 million at December 31, 1996. See Note 9 of Notes to Consolidated Financial Statements contained in the Company's 1996 Annual Report, which information is incorporated by reference in Item 8 hereof. Most of the Bank's data processing equipment is held by the Bank under capitalized leases, and the Bank uses an independent service bureau for most of its data processing needs.

     All of the Company's and the Bank's offices are in good condition and are adequate for the Company's and the Bank's current and foreseeable needs.

     The Bank is unaware of any potential environmental liability that it may incur in connection with any properties or other assets owned by it.


ITEM 3.  LEGAL PROCEEDINGS

     The Bank is periodically involved as plaintiff or defendant in various legal actions in the ordinary course of its business. During August 1992 through October 1995, the Bank entered into a series of leases and secured loans with Bennett Funding Group, Inc. and certain of its affiliates. Bennett Funding Group, Inc. and its affiliates allegedly operated in a fraudulent manner and are now the subject of bankruptcy proceedings, In re Bennett Funding Group, Inc., et al, Case No. 96-61376 et seq., which are pending in the United States Bankruptcy Court for the Northern District of New York. These leases and loans have an aggregate principal balance of $4.5 million and a reserve of approximately $3 million. The Trustee is contesting the secured status of the Bank's loans, and the Bank is vigorously defending its status as a fully secured, perfected creditor.

     In addition, in 1994 the Bank was named as a defendant in Paul A. Minor and Wanda J. Minor on behalf of themselves and all others similarly situated v. Castle Mortgage Corporation and First Federal Savings Bank of LaGrange, U.S. District Court, Middle District of Alabama, Case No. CV-94-D-1042-N. The alleged representatives of a proposed plaintiffs' class action filed their complaint on August 10, 1994, alleging violation of the Truth in Lending Act in connection with mortgage loans for which the Bank acts as a servicing agent. On February 20, 1996, the court entered an order dismissing the Bank from this lawsuit with prejudice to the plaintiffs.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted by the Company to a vote of its shareholders during the fourth quarter of 1996.


ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, is certain information regarding the executive officers of the Company and the Bank.

     John S. Holle, 46, has served as Chairman of the Board, President, Chief Executive Officer and a director of the Company since 1993, and he has been President, Chief Executive Officer and a director of the Bank since 1985 and

Chairman of the Board of the Bank since 1990. Mr. Holle previously served in various other executive positions with the Bank after joining the Bank in 1972. Mr. Holle also has been President of the Bank's wholly-owned subsidiary, Piedmont Mortgage Service, Inc., since 1988.

     Ellison C. Rudd, 52, has served as Executive Vice President, Chief Financial Officer and Treasurer of the Company since 1994. Mr. Rudd has also been Executive Vice President of the Bank since 1993 and Chief Financial Officer and Treasurer since 1989 when he joined the Bank as a Vice President.

     Annette F. Woodyard, 64, has served as Senior Vice President, Branch Administration and Personnel, of the Bank since February 1993 and as the Bank's Personnel Officer since 1985. From 1978 until February 1993, Ms. Woodyard served as Vice President in charge of internal operations. Mrs. Woodyard has been employed by the Bank since 1958 and has served in various executive positions since 1963. Mrs. Woodyard has announced her intention to retire in February 1997.

     Lee W. Washam, 35, has served as Senior Vice President and Secretary of the Company and the Bank since 1995. From 1993 to 1995, he served as Vice President and Assistant Secretary of the Bank. Mr. Washam joined the Bank in 1983 and has served in various management positions since 1987.

     Raymond C. Smith, Jr., 48, has served as Senior Vice President, Human Resources since June 1996, having 16 years previous bank personnel experience. Mr. Smith most recently served as Human Resources Manager for the Retail Division of Bank South, N.A.

     Mary E. Winks, 45, has served as Senior Vice President, Retail Banking and Marketing since July 1996, having 27 years prior bank and consulting experience. Most recently, Ms. Winks was a Senior Bank consultant with LSI, Inc. of Atlanta.

     The officers of the Company and the Bank are elected annually by the Board of Directors for terms of one year or until their successors are elected and qualified.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Information relating to the market for, holders of and dividends paid on the Company's Common Stock is set forth under the caption "Corporate Information-Stock Prices and Dividends" on page 48 of the Company's 1996 Annual Report. Such information is incorporated herein by reference. The 1996 Annual Report is filed as Exhibit 13 to this report.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected consolidated financial data for the Company and its subsidiaries for each year of the five-year period ended December 31, 1996 is set forth under the caption "Financial Highlights" on page 3 of the 1996 Annual Report. Such financial data is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

     A discussion of the consolidated financial condition and results of operations of the Company and its subsidiaries at and for the dates and periods covered by the financial statements set forth in the 1996 Annual Report is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 12 through 19 of the 1996 Annual Report. Such discussion is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Company and its subsidiaries, together with the Independent Auditors' Report thereon, which are set forth beginning on pages 20 through 46 of the 1996 Annual Report, are incorporated herein by reference:

     Consolidated  Statements  of  Condition  at  December  31,  1996  and  1995

     Consolidated Statements of Income for each of the three years in the period ended December 31, 1996

     Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1996

     Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996

     Notes to Consolidated Financial Statements

     The Company is not required to furnish the supplementary financial information specified by Item 302 of Regulation S-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On February 20, 1997, the Company engaged Porter Keadle Moore, LLP as independent accountants to audit the Company's financial statements for the fiscal year ending December 31, 1997, and elected not to renew the engagement of the Company's previous independent accountants, Robinson, Grimes & Company, P.C. No adverse opinions or disclaimers of opinion were given by Robinson, Grimes & Company, P.C. during the fiscal years ended December 31, 1995 and 1996, nor were any of their opinions qualified as to uncertainty, audit scope, or accounting principle, during the time Robinson, Grimes & Company was engaged. There were no disagreements or "reportable events" of any nature between the Company and Robinson, Grimes & Company, P.C. during the fiscal years ended December 31, 1995, 1996, and the subsequent interim period through February 20, 1997, as described in Items 304(a) (1) (iv) and (v) of Regulation S-K. The decision was approved by the Company's Audit Committee and Board of Directors.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the directors of the Company is set forth under the captions "Proposal 1 - Election of Directors-Nominees" and "Proposal 1 - Election of Directors-Information Regarding Nominees and Continuing Directors" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders to be held on April 16, 1997. Such information is incorporated herein by reference. Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, information relating to the executive officers of the Company and the Bank is set forth in Item 4(A) of this report under the caption "Executive Officers of the Registrant." Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by directors and executive officers of the Company and the Bank is set forth under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement referred to above. Such information is incorporated herein by reference. To the Company's knowledge, no person was the beneficial owner of more than 10% of the Company's Common Stock during 1996.

ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to executive compensation and the sale of stock to certain directors is set forth under the captions "Proposal 1 - Election of Directors - Director Compensation" and "Executive Compensation" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding ownership of the Company's Common Stock as of December 31, 1996 by certain persons is set forth under the captions "Voting - Stock Ownership" and "Proposal 1 - Election of Directors - Information Regarding Nominees and Continuing Directors" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain transactions between the Bank and affiliates of the Company and the Bank is set forth under the caption "Executive Compensation - Loans to Management" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.


                                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)    Documents Filed as Part of This Report:

          1.   Financial Statements

               The consolidated financial statements and the independent auditors' report thereon which are required to be filed as part of this report are included in the Company's 1996 Annual Report and are incorporated by reference in Item 8 hereof. These financial statements are as follows:

               Consolidated  Statements  of  Condition  at December 31, 1996 and
               1995

               Consolidated Statements of Income for each of the three years in the period ended December 31, 1996

               Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1996

               Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996

               Notes to Consolidated Financial Statements

          2.   Financial Statement Schedules

               All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission and the OTS have been omitted because such schedules are not required under the related instructions or are inapplicable or because the information required is included in the financial statements or notes thereto incorporated by reference herein.

          3.   Exhibits

               The following  exhibits are filed as part of or  incorporated  by
               reference  in  this   report.   Where  such  filing  is  made  by
               incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. The Company will furnish any exhibit upon request to Susan R. Huckabee, Investor Relations Department, FLAG Financial Corporation, 101 North Greenwood Street, LaGrange, Georgia 30240. There is a charge of $.50 per page to cover expenses of copying and mailing.

Exhibit No.                           Description

3.1 (i) Articles of Incorporation of the Company, as amended through October 15, 1993 (Exhibit 3.1(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

          (ii) Bylaws of the Company, as amended through September 16, 1993 (Exhibit 3.1(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

10.1 Agreement and Plan of Merger and Reorganization dated February 28, 1994 among the Bank, the Company and FLAG Interim Savings Bank (Exhibit 2.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

10.2 Tax Sharing Agreement dated March 1, 1994, among the Company, the Bank and Piedmont Mortgage Service, Inc. (Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
          1993)

10.3      Management Contracts and Compensatory Plans:

      a. Employment Agreement between John S. Holle and the Bank dated as of January 1, 1993 (Exhibit 10.4 to the Company's Registration Statement on Form S-4, Registration No. 33-58392)

      b. Employment Agreement between Ellison C. Rudd and the Bank dated as of January 1, 1995 - (Exhibit 10.3b to the Company's 10-K for the fiscal year ended December 31, 1995)

      c. 1986 Stock Option and Incentive Plan (Exhibit 10.1 to the Company's Registration Statement on Form S-4, Registration No. 33-58392)

      d. FLAG Financial Corporation 1994 Employees Stock Incentive Plan (Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)


      e. FLAG Financial Corporation 1994 Directors Stock Incentive Plan (Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

      f. Profit Sharing Thrift Plan, as amended through November 1, 1992 (Exhibit 10.2 to the Company's Registration Statement on Form S-4, Registration No. 33-58392)

      g.       Pension   Retirement   Plan   (Exhibit   10.3  to  the  Company's
               Registration Statement on Form S-4, Registration No. 33-58392)

 11       Statement regarding computation of per share earnings

 13       1996 Annual Report

 16 Letter regarding change in certifying accountant (Exhibit 16 to the Company's Form 8-K/A filed March 12, 1997)

 21 Subsidiaries (Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

 23       Consent of Robinson, Grimes & Company, P.C.

 (b)      Reports on Form 8-K.

          No Current Reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the quarter ended December 31, 1996.

 (c)      See Item 14(a)(3) above.

 (d)      See Item 14(a)(2) above.

------------------
+ All or portions of page 3 and pages 12 through 46 of the Company's 1996 Annual Report, as indicated in this report, are incorporated herein by reference. Other than as noted herein, the Company's 1996 Annual Report is furnished to the Securities and Exchange Commission solely for its information and is not deemed to be "filed" with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

                                                               SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               FLAG FINANCIAL CORPORATION
                                                        (Registrant)


Date:  March 31, 1997                          By:    /S/ John S. Holle
                                                    ------------------------
                                                      John S. Holle
                                              Chairman of the Board, President
                                              and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1997.


    Signature                                  Title




Chairman of the Board, President and Chief Executive Officer
John S. Holle

/s/Ellison C. Rudd
--------------------          Executive Vice President, Chief Financial Officer,
   Ellison C. Rudd            Treasurer and Director (Principal Financial and
                              Accounting Officer)

/s/ Dr. Albert Glenn Bailey
---------------------------   Director
Dr. Albert Glenn Bailey

/s/ H. Speer Burdette III
------------------------      Director
   H. Speer Burdette, III

/s/ Fred A. Durand, III
------------------------      Director
    Fred A. Durand, III

/s/ Kelly R. Linch
------------------------      Director
    Kelly R. Linch

/s/ Gordon M. Smith
------------------------      Director
    Gordon M. Smith

/s/ John S. Stewart, Jr.
------------------------      Director
    John W. Stewart, Jr.

/s/ Dr. Steven P. Teaver
------------------------      Director
    Dr. Steven P. Teaver

/s/ Robert W. Walters
------------------------      Director
    Robert W. Walters



*By:    _____________________________
             John S. Holle
         As Attorney-in-Fact

                           FLAG FINANCIAL CORPORATION
                                Index of Exhibits

    The following exhibits are filed as part of or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

Exhibit No.                  Description

 3.1 (i) Articles of Incorporation of the Company, as amended through October 15, 1993 (Exhibit 3.1(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)


          (ii) Bylaws of the Company, as amended through September 16, 1993 (Exhibit 3.1(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)


 10.1
          Agreement and Plan of Merger and Reorganization dated February 28, 1994 among the Bank, the Company and FLAG Interim Savings Bank (Exhibit 2.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
          1993)


 10.2 Tax Sharing Agreement dated March 1, 1994, among the Company, the Bank and Piedmont Mortgage Service, Inc. (Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

 10.3     Management Contracts and Compensatory Plans:

     a. Employment Agreement between John S. Holle and the Bank dated as of January 1, 1993 (Exhibit 10.4 to the Company's Registration Statement on Form S-4, Registration No. 33-58392)

     b. Employment Agreement between Ellison C. Rudd and the Bank dated as of January 1, 1995 - (Exhibit 10.3 b to the Company's 10-K for the fiscal year ended December 31, 1995)

     c. 1986 Stock Option and Incentive Plan (Exhibit 10.1 to the Company's Registration Statement on Form S-4, Registration No. 33-58392)

     d. FLAG Financial Corporation 1994 Employees Stock Incentive Plan (Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

     e. FLAG Financial Corporation 1994 Directors Stock Incentive Plan (Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

     f. Profit Sharing Thrift Plan, as amended through November 1, 1992 (Exhibit 10.2 to the Company's Registration Statement on Form S-4, Registration No. 33-58392)

     g.     Pension  Retirement  Plan  (Exhibit  10.3  to the  Company's
            Registration   Statement  on  Form  S-4,   Registration  No.
            33-58392)

 11       Statement regarding computation of per share earnings

 13       1996 Annual Report

 16 Letter regarding change in certifying accountant (Exhibit 16 to the Company's Form 8-K/A filed March 12, 1997)

 21 Subsidiaries (Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

 23       Consent of Robinson, Grimes & Company, P.C.

---------------

    + All or portions of page 3 and pages 12 through 46 of the Company's 1996 Annual Report, as indicated in this report, are incorporated herein by reference. Other than as noted herein, the Company's 1996 Annual Report is furnished to the Securities and Exchange Commission solely for its information and is not deemed to be "filed" with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.