Form 10-Q
period 1997-03-31
FLAG FINANCIAL CORP
filed 1997-05-14
CIK 897509

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarter Ended March 31, 1997            Commission File Number 0-24532

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
--------------------------------------------------------------------------------
              Indicate by check mark whether the registrant (1) has
              filed all reports required to be filed by Section 13
                                 or 15(d) of the
              Securities Exchange Act of 1934 during the preceding
                 12 months (or for such shorter period that the
                                 registrant was
         required to file such report), and (2) has been subject to such filing requirement for the past 90 days. Yes X No___

Shares outstanding as of May 14, 1997: 2,036,990 shares of Common Stock, $1.00 par value.

                           FLAG FINANCIAL CORPORATION
                                      INDEX


Part I.   Financial Information                                            Page
-------------------------------------------------------------------------------

Item I.   Financial Statements
          Consolidated Statements of Condition as of March 31, 1997
          (Unaudited) and December 31, 1996..............................   1

          Consolidated Statements of Income (Unaudited) for the
          three months ended March 31, 1997 and March 31, 1996...........   2

          Consolidated Statements of Cash Flows (Unaudited) for the
          three months ended March 31, 1997 and March 31, 1996...........   3

          Notes to Consolidated Financial Statements.....................   4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations for the
          three months ended March 31, 1997 .............................   7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....  10

Part II.  Other Information
-------------------------------------------------------------------------------

Item 6.   Exhibits and Reports on Form 8-K  ............................   11

          Signatures ...................................................   12

PART I.  FINANCIAL INFORMATION
FLAG FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
--------------------------------------------------------------------------------
                                                    March 31,      December 31,
                                                      1997            1996
                                                      ----            ----
Assets
Cash .........................................   $   6,538,562    $   2,527,785
Interest-bearing deposits ....................       4,284,645        3,557,138
Federal funds sold ...........................         890,000                0
Proceeds receivable from secondary market ....       2,180,544        1,162,121
Investment securities ........................       7,668,170        7,057,494
Mortgage-backed securities ...................      36,371,983       37,458,698
Loans receivable - net .......................     147,585,486      152,644,436
Loans held for sale ..........................         100,259          343,677
Mortgage servicing rights ....................         950,215        1,703,710
Accrued interest and dividends receivable ....       1,745,069        1,763,345
Real estate acquired through foreclosure .....         595,446          524,703
Federal Home Loan Bank stock .................       1,478,200        1,895,900
Fixed assets .................................       5,726,628        5,417,962
Deferred income taxes ........................       1,775,342        2,012,987
Other assets .................................       4,181,765        4,748,910
                                                 -------------    -------------
  Total assets ...............................   $ 222,072,314    $ 222,818,866
                                                 =============    =============

Liabilities
Savings accounts .............................   $ 182,511,446    $ 177,999,415
Federal funds purchased ......................               0        2,210,000
Advances from Federal Home Loan Bank .........      14,350,000       17,370,833
Advances from borrowers for taxes & insurance          927,746          709,672
Advances payable to secondary market .........       1,858,635        1,982,676
Accrued interest on deposits .................          79,966          323,783
Dividends payable on common stock ............         173,144          173,144
Other liabilities ............................       1,288,009        1,531,051
                                                 -------------    -------------
  Total liabilities ..........................     201,188,946      202,300,574
                                                 -------------    -------------

Stockholders' Equity
Common stock .................................       2,036,990        2,036,990
Additional paid-in capital ...................       8,037,630        8,044,728
Retained earnings ............................      11,178,913       10,732,992
Unrealized loss - marketable securities
  available-for-sale .........................        (370,165)        (296,418)
                                                 -------------    -------------
  Total stockholders' equity .................      20,883,368       20,518,292
                                                 -------------    -------------
  Total liabilities and stockholders' equity .   $ 222,072,314    $ 222,818,866
                                                 =============    =============

See Accompanying Notes to Consolidated Financial Statements

FLAG FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                       Three Months Ended
                                                            March 31,
                                                  ---------------------------
                                                      1997             1996
                                                  -------------    ------------
Interest Income
     Interest and fees on loans ................   $ 3,430,208     $ 3,419,276
     Interest and dividends on securities ......       165,168         243,383
     Interest on mortgage-backed securities ....       571,464         620,846
     Interest on time deposits .................        46,160          56,100
                                                   -----------     -----------
           Total interest ......................     4,213,000       4,339,605
                                                   -----------     -----------
Interest Expense
     Interest on deposits ......................     1,969,909       2,023,115
     Interest on borrowings ....................       234,647         324,063
                                                   -----------     -----------
           Total interest expense ..............     2,204,556       2,347,178
                                                   -----------     -----------
           Net interest income before
            provision for loan losses ..........     2,008,444       1,992,427
Provision for Loan Losses ......................       150,000         150,000
                                                   -----------     -----------
      Net interest income after
           provision for loan losses ...........     1,858,444       1,842,427
                                                   -----------     -----------
Other Income
     Fees and service charges ..................       628,303         538,859
     Gain on sale of investment securities .....        61,337         123,783
     Gain on sale of loans .....................        94,950          31,116
     Gain (loss) on sale of mortgage-backed
           securities ..........................        (3,909)          6,590
     Gain (loss) on sale of real
           estate - net ........................        (9,486)        (11,976)
     Sundry income .............................        75,534          27,964
                                                   -----------     -----------
           Total other income ..................       846,729         716,336
                                                   -----------     -----------
Operating Expenses
     Compensation and benefits .................       817,871         676,684
     Office occupancy expense ..................        73,348          62,339
     Furniture, fixtures and equipment
          expenses .............................        77,877          48,458
     Federal deposit insurance premium .........        23,814         118,979
     Legal and professional fees ...............        68,420          74,728
     Data processing expense ...................       122,008         129,073
     Advertising ...............................        45,990          39,846
     General and payroll tax expense ...........        54,904          81,312
     Printing and postage ......................        82,991          86,484
     Depreciation ..............................       145,500         129,999
     Other expenses ............................       257,836         227,919
                                                   -----------     -----------
           Total operating expenses ............     1,770,559       1,675,821
                                                   -----------     -----------
Net income prior to taxes ......................       934,614         882,942
     Less provision for taxes ..................       315,548         297,601
                                                   -----------     -----------
Net Income .....................................   $   619,066     $   585,341
                                                   ===========     ===========

Basic earnings per share .......................   $      0.30     $      0.29
Book value per share ...........................   $     10.25     $     10.75
Equity to total assets .........................          9.40%           9.56%

    See Accompanying Notes to Consolidated Financial Statements

FLAG FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                --------------------------------
                                                   03-31-97           03-31-96
                                                --------------------------------
Cash Flows from Operating Activities                        (UNAUDITED)
  Net Income .................................   $   619,066        $   585,341

  Adjustments  to  reconcile  net  income
    to net cash  provided  by  (used  in)
    operating activities:
      Provision for loan losses ..............       150,000            150,000
      Provision for depreciation .............       145,500            129,999
      Amortization of premiums/discounts on
          securities .........................        46,035             49,107
      (Gain)/loss on sale of investment
          securities .........................             0             (3,813)
      (Gain)/loss on sale of loans and
          mortgage-backed securities .........       (91,042)             7,300
      (Gain)/loss on sale of real estate
          acquired through foreclosure .......         9,486             11,976
      (Gain) on sale of stock ................       (62,036)
      (Increase)/decrease in accrued
          interest and dividends receivable ..        18,276            (20,808)
      (Increase)/decrease in deferred
          taxes ..............................       282,845             55,851
      Increase/(decrease) in accrued
          interest on savings ................      (243,817)           (21,215)
      Increase/(Decrease) in dividends
          payable on common stock ............             0              7,031
      Increase/(Decrease) in other - net .....     1,077,597               (213)
                                                 -----------        -----------
            Total adjustments ................     1,332,844            245,245
            Net cash provided by
               operating activities ..........     1,951,910            830,586
                                                 -----------        -----------
Cash Flows from Investing Activities
      Maturities of interest-bearing
          deposits ...........................      (727,507)        (1,653,602)
      Maturities and calls of investment
          securities .........................     1,000,000          4,000,382
      Proceeds from sale of investment
          securities .........................             0          3,353,686
      Proceeds from sale of loans and
          mortgage-backed securities .........     1,587,408          5,647,007
      Proceeds from sale of FHLB stock .......       417,700                  0
      Loans originated net of principal
          collected ..........................     4,681,214         (2,762,252)
      Proceeds from sale of stock ............     2,418,147          1,359,374
      (Increase)/decrease in real estate
          acquired through foreclosure .......       (80,229)           (95,138)
      Purchase of investment securities ......    (2,360,596)        (2,010,625)
      Purchase of loans and mortgage-backed
          securities .........................      (961,848)        (2,218,987)
      Deferred net origination fees/costs ....      (110,954)           (13,049)
      Purchase of FHLB stock .................             0                  0
      Purchase of other stock ................    (1,655,291)        (1,347,181)
      Purchase of fixed assets ...............      (454,166)          (130,442)
      (Increase)/decrease in federal
          funds sold .........................      (890,000)           580,000
                                                 -----------        -----------
             Net cash provided by investing
               activities ....................     2,863,878          4,899,449
                                                 -----------        -----------
Cash Flows from Financing Activities
      Net increase/(decrease) in
          deposit accounts ...................     4,512,031         (1,041,304)
      Increase/(decrease) in federal
          funds purchased ....................    (2,210,000)                 0
      Proceeds from FHLB advances ............     1,500,000                  0
      Repayment of FHLB advances .............    (4,520,833)        (7,020,833)
      Decrease in advances to secondary
          market .............................      (124,041)           664,501
      Increase in advances for borrower
          taxes & insurance ..................       218,074            326,877
      Refund of overpayment on exercise
          of stock options ...................        (7,098)                 0
      Exercise of stock options ..............             0            477,678
      Cash dividends .........................      (173,144)          (150,634)
            Net cash provided/(used) by
              financing activities ...........      (805,011)        (6,743,715)
                                                 -----------        -----------
Net increase/(decrease) in cash and cash
     equivalents .............................     4,010,777         (1,013,680)
Cash and cash equivalents at beginning of
     year ....................................     2,527,785          4,301,653
                                                 -----------        -----------
Cash and cash equivalents at March 31, .......   $ 6,538,562        $ 3,287,973
                                                 ===========        ===========

FLAG FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
                                   (UNAUDITED)

NOTE 1:  Principles of Consolidation

The consolidated financial statements include the operations of FLAG Financial Corporation ("FLAG" or the "Company") and its wholly-owned subsidiary, First Federal Savings Bank of LaGrange (the "Bank"). The interim consolidated financial statements included herein are unaudited but reflect all adjustments necessary to eliminate all significant intercompany balances and transactions and such other adjustments and accruals which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform with the current period's presentation. For the purpose of comparison, information is included for prior periods. Financial information for those periods including the financial statements, footnotes and independent auditors' opinion contained in the Company's 1996 Annual Report should be read in conjunction with these financial statements. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results for a full year's operation.

NOTE 2:  Investments

Investments are classified in three categories; held to maturity securities (reported at amortized cost), trading securities (reported at fair value), and available-for-salesecurities (reported at fair value). Net unrealized gains or losses on available-for-sale securities are excluded from income but reported in a separate component of stockholders' equity. Net unrealized gains or losses on trading securities are included in current earnings.

The following summarizes FLAG's investments as of March 31, 1997:

                                                           Net        After-Tax
                                                       Unrealized    Unrealized
                                         Balance       Gain/(Loss)   Gain/(Loss)
Investment Securities
  Held to maturity (at
    amortized cost) ................   $         0   $         0    $         0
  Available-for-sale (at
    fair value) ....................     7,749,133       (80,964)       (50,198)
  Trading securities ...............             0             0              0
                                       -----------   -----------    -----------
    Total investment securities ....     7,749,133       (80,964)       (50,198)
Mortgage-Backed Securities
  Held to maturity (at
    amortized cost) ................     3,073,595             0              0
  Available-for-sale (at
    fair value) ....................    33,814,465      (516,076)      (319,967)
  Trading securities ...............             0             0              0
                                       -----------   -----------    -----------
    Total mortgage-backed
      securities ...................    36,888,060      (516,076)      (319,967)
                                       -----------   -----------    -----------
FHLB Stock (available-for-sale) ....     1,478,200             0              0
                                       -----------   -----------    -----------
        Total ......................   $46,115,393   ($  597,040)   ($  370,165)
                                       ===========   ===========    ===========

FLAG FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                   (UNAUDITED)

NOTE 3:  Net Loans Receivable (Excluding Loans Held for Sale)

Loans receivable are summarized as follows:
                                                     March 31,      December 31,
                                                       1997            1996
                                                   ------------     -----------
Residential Mortgage Loans:
    Residential 1-4 family ...................     $ 73,906,486     $ 77,162,436
    Multi-family .............................          964,000        1,101,000
    Total residential mortgages ..............       74,870,486       78,263,436
    Commercial real estate ...................       32,811,000       33,844,000
    Consumer loans ...........................       15,281,000       18,166,000
    Commercial loans and loases ..............       21,833,000       17,780,000
    Residential construction loans ...........        8,109,000       11,812,000
                                                   ------------     ------------
    Gross loans receivable ...................      152,904,486      159,865,436
                                                   ------------     ------------
Less:
    Undisbursed proceeds on
      loans in process .......................          785,000        2,663,000
    Deferred loan fees and discounts .........          107,000          219,000
    Allowance for loan losses ................        4,427,000        4,339,000
                                                   ------------     ------------
Total net loans ..............................     $147,585,486     $152,644,436
                                                   ============     ============

NOTE 4:  Loans Held for Sale

The Bank had $100,259 and $343,677 of mortgage loans held for sale in the secondary market at March 31, 1997 and December 31, 1996 respectively, stated at the lower of cost or market.

NOTE 5:  Supplemental Disclosure of Cash Flow Information

>
Cash paid during the three months ended:
                                                   March 31,
                                                   ---------
                                               1997         1996
                                               ----         ----
            Interest...................     $1,977,397   $1,742,132
            Income taxes ..............             $0           $0


NOTE 6:  Stockholders' Equity

The following table sets forth changes in stockholders' equity for the three months ended March 31, 1997:

            Balance at December 31, 1996 .........     $ 20,518,292
            Net income (loss) ....................          619,066
            Dividends declared ...................         (173,144)
            Increase in unrealized losses
               on marketable securities ..........          (73,748)
            Refund of overpayment on
               exercise of stock options .........           (7,098)
                                                       ------------
            Balance at March 31, 1997 ............     $ 20,883,368
                                                       ============

FLAG FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                   (UNAUDITED)

On February 20, 1997 the Board of Directors declared a $0.085 per share cash dividend payable April 1, 1997 to shareholders of record March 21, 1997.

FLAG has 2,036,990 shares of common stock outstanding. FLAG has an Employee Stock Incentive Plan which provides up to 201,250 shares of common stock which may be issued upon the exercise of options granted under the plan and also provides for the granting of stock appreciation rights. The options granted shall be immediately vested as of the grant date and the maximum term is ten years. As of December 31, 1996, 120,207 options had been exercised at a price of $5.38. In the first quarter of 1997, 28,000 options were granted with an average price of $11.37 and expire in the year 2007. None of such options have been exercised in 1997.

FLAG also has a Directors Stock Incentive Plan. Under this Plan, up to 100,625 shares may be issued. The options granted shall be immediately vested as of the date of grant, and the maximum term is ten years. There were 46,000 director stock options outstanding as of March 31, 1997. Of these options, 40,000 can be exercised at a price of $9.50 and expire in 2004, and 6,000 can be exercised at a price of $13.50 and expire in 2006.


NOTE 7:  Earnings Per Share

Net earnings per share is based on the weighted average number of shares outstanding during each period. Stock options granted to key management personnel are considered to be common stock equivalents. However, these equivalents are not included in the calculation of net earnings per common share as the effect of such is considered to be immaterial. Earnings per share for the three months ended March 31, 1997 were computed based on the following:

                                                         Three Months Ended
                                                             March 31,
                                                             ---------
                                                       1997              1996
                                                       ----              ----
            Net income .......................    $  619,066         $  585,341
            Weighted average number of
                shares .......................     2,036,990          1,952,515
            Basic earnings per share .........    $     0.30         $     0.29

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
Forward-Looking Statements

Certain of the matters discussed in this document may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer, and the Internet; and the failure of assumptions underlying the establishment of reserves for possible loan losses and estimations of values of collateral and various financial assets and liabilities. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

Liquidity and Capital Resources

Applicable federal regulations required the Bank to maintain cash and eligible short-term investment securities in an amount greater than or equal to 5% of net withdrawable deposits and borrowings payable in one year or less. This requirement is to help assure that funding is adequate to meet deposit withdrawals, loan fundings and other short-term liquidity needs. The Bank's liquidity position was 11.48% as of March 31,1997, as compared to 7.75% at December 31, 1996, and 10.31% as of March 31, 1996.

The Bank's primary source of liquidity (funds) are deposits, loan repayments, proceeds from the sale of loans and securities, Federal Home Loan Bank of Atlanta ("FHLBA") advances, federal funds purchased, and earnings from interest-bearing assets. Non-interest checking accounts continue to be a growing source of funds for the Bank. The Bank's principal uses of funds are the origination of loans, the purchase of mortgage-backed and investment securities, and for repayment of borrowings and advances. During the three months ended March 31, 1997, funds were primarily used to fund newly originated loans and to pay off FHLBA advances.

The Consolidated Statements of Cash Flow for the three months ended March 31, 1997 and 1996 provide additional information about the sources and uses of funds for those two quarters.

An adequate level of capital is not only a regulated requirement, but is necessary to provide the foundation for balance sheet expansion and protection from future losses. The chart below reflects the Bank's capital as of March 31, 1997. As indicated in the following chart, FLAG and the Bank are significantly above all capital levels which are considered necessary under current industry standards and are required by regulatory agencies.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

                                Required     Actual      Excess
                                 Capital     Capital     Capital
                                 -------     -------     -------
                                     (Dollars in thousands)

Tangible Capital ...........     $3,358     $20,136     $16,778
                                  1.50%       8.99%       7.29%

Core Capital ...............     $6,736     $20,136     $13,400
                                  3.00%       8.99%       5.83%

Risk-based Capital .........    $11,842     $21,987     $10,145
                                  8.00%      14.85%       6.85%


Changes in Financial Condition
December 31, 1996 and March 31, 1997

Total assets increased approximately $1.57 million from $222,818,866 at December 31, 1996, to $222,072,314 at March 31, 1997. Total liabilities decreased approximately $1.11 million, from $202,300,574 at December 31, 1996, to $201,188,946 at March 31, 1997. The changes resulted primarily from increases in deposits and repayment of FHLBA advances and federal funds purchased.


Stockholders' Equity increased $365,076 from December 31, 1996 to March 31, 1997 as follows:

            Balance at December 31, 1996 .........     $ 20,518,292
            Net income (loss) ....................          619,066
            Dividends declared ...................         (173,144)
            Increase in unrealized losses
               on marketable securities ..........          (73,748)
            Refund of overpayment on
               exercise of stock options .........           (7,098)
                                                       ------------
            Balance at March 31, 1997 ............     $ 20,883,368
                                                       ============

Results of Operations
Three months ended March 31, 1997 and 1996

FLAG Financial reported net income in the first quarter of 1997 of $619,066 or $0.30 per share, versus $585,341 or $0.29 per share for the comparable period in 1996. The increase in earnings resulted primarily from higher net interest income and other income, combined with successful cost containment efforts. Net interest income increased modestly (0.8%) due to higher loan volume rather than any material increase in interest rates, while other income increased 18.2%. Other expenses increased 5.7%. Annualized return on average assets totaled 1.11% in the first quarter of 1997 versus 1.04% in the first quarter of 1996. Annualized return on average equity was 12.3% in the first quarter of 1997 versus 11.1% in the first quarter of 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Progress continued to be made in the resolution of the Bennett Funding matter. The Bank is in the process of finalizing negotiations of a settlement with the bankruptcy trustee. The settlement is contingent upon a satisfactory settlement agreement and related documents as well as bankruptcy court approval. Although the exact amount of the settlement has not yet been finalized, we believe that these assets have been more than adequately reserved, which should position the Bank conservatively going forward.

Provision for Loan and Lease Losses

Management utilizes a systematic methodology to independently evaluate the adequacy of the allowance for loan and lease losses. The adequacy of the allowance for loan losses is determined through management's informed judgment concerning the amount of risk inherent in the Bank's loan and lease portfolios. This judgment is based on such factors as the levels of nonperforming and substandard loans and leases, portfolio mix, borrowers' financial condition, estimated underlying collateral values, current and prospective local economic conditions, and historical loss experience. Management expects the allowance to increase as the Bank continues to expand the following loan portfolios: consumer, commercial loans and leases, and commercial real estate. Actual losses in the form of loans charged-off during the three months ended March 31, 1997 and the year ended December 31, 1996 are presented as follows:

                                                     March 31,     December 31,
                                                       1997           1996
                                                      ----            ----

Average net loans ..............................   $150,691,320    $151,084,000
Allowance for possible loan and lease losses,
  beginning of period ..........................      4,339,000       1,339,000
Charge-offs for the period:
  Consumer loans ...............................         14,000          87,000
  Commercial loans and leases ..................          1,000            --
  Residential construction loans ...............           --            22,000
  Residential mortgage loans ...................         58,000         410,000
  Commercial real estate loans .................           --              --
                                                   ------------    ------------
      Total charge-offs ........................         73,000         519,000
                                                   ------------    ------------
Recoveries for the period:
  Consumer loans ...............................         11,000          35,000
  Commercial loans and leases ..................           --              --
  Residential construction loans ...............           --              --
  Residential mortgage loans ...................           --              --
  Commercial real estate loans .................           --              --
                                                   ------------    ------------
      Total recoveries .........................         11,000          35,000
                                                   ------------    ------------
Net charge-offs for the period .................         62,000         484,000
Provision for loan and lease losses ............        150,000       3,484,000
Allowance for possible loan and lease losses,
      end of period ............................   $  4,427,000      $4,339 000
                                                   ============    ============

Ratio of allowance for loan and lease losses to
     average net loans outstanding .............           2.94%           2.84%
Ratio of net charge-offs during the period to
  average net loans and leases outstanding
  during the period ............................           0.04%           0.32%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following table represents the allocation of the allowance as of the dates indicated:


                                          March 31,            December 31,
                                            1997                  1996
                                            ----                  ----
                                               Percent of            Percent of
                                      Amount   Total Loans  Amount   Total Loans
                                      ------   -----------  ------   -----------
Residential mortgage loans ........  $     --        -%   $                 -%
Commercial real estate loans ......     145,000   0.10%      261,000     0.17%
Consumer loans ....................       5,000   0.01%        7,000     0.01%
loans
Commercial loans and leases .......   2,308,000   1.56%    2,978,000     1.93%
Residential construction loans ....        --        -%      --             -%
                                     ----------   ----    ----------     ----
    Total loans allocated .........   2,458,000   1.67%    3,246,000     2.11%
Unallocated allowance .............   1,969,000   1.33%    1,093,000     0.71%
                                     ----------   ----    ----------     ----
    Total allowance for possible
      loan and lease losses .......  $4,427,000   3.00%   $4,339,000     2.82%
                                     ==========   ====    ==========     ====
3
The Bank continues to monitor the credit worthiness of its loan and lease portfolio. The following table represents the non-accrual loans and other nonperforming assets as of the dates indicated. Interest income is recognized on a cash basis for these loans.

                                                     March 31,     December 31,
                                                        1997           1996
                                                        ----           ----
Non-accruing loans:
  Residential mortgage loans:
    Residential 1-4 family .....................     $1,594,000      $1,327,000
    Multi-family ...............................           --              --
    Commercial real estate loans ...............        711,000         662,000
    Consumer loans .............................         84,000          83,000
    Commercial loans and leases ................      4,616,000       4,616,000
                                                     ----------      ----------
     Total non-accruing loans and
       leases ..................................      7,005,000       6,688,000
                                                     ----------      ----------
  Real estate acquired through
    foreclosure and other
   repossessed collateral ......................        595,000         525,000
                                                     ----------      ----------
      Total nonperforming assets ...............    $7,600,,000      $7,213,000
                                                     ==========      ==========

Ratio of total nonperforming assets to:
  Total loans and real estate acquired
    through foreclosure ........................           5.05%           4.70%
  Total assets .................................           3.42%           3.25%



QUANTITATIVE AND QUALITATIVE MARKET DISCLOSURES ABOUT MARKET RISK

The Company is not required to respond to this Item 3 because it is a "small business issuer" as defined in the rules and regulations of the Securities and Exchange commission.

                           FLAG FINANCIAL CORPORATION

                           PART II. OTHER INFORMATION


ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

On February 22, 1997 the Company filed a Form 8-K disclosing the engagement of Porter Keadle Moore, LLP as the independent accountants to audit the Company's financial statements for the fiscal year ending December 31, 1997.

SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               FLAG FINANCIAL CORPORATION
               (Registrant)

               Date: May 13, 1997              Ellison C. Rudd
                                         ----------------------------
                                               Ellison C. Rudd
                                            Chief Financial Officer
                                            (Duly authorized officer)