Form 10-Q
period 1997-06-30
FLAG FINANCIAL CORP
filed 1997-08-14
CIK 897509

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarter Ended June 30, 1997              Commission File Number 0-24532

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

Shares outstanding as of August 14, 1997: 2,036,990 shares of Common Stock, $1.00 par value.

                           FLAG FINANCIAL CORPORATION
                                     INDEX


Part I.   Financial Information                                            Page
--------------------------------------------------------------------------------

Item I.   Financial Statements
          Consolidated Statements of Condition as of June 30, 1997
          (Unaudited) and December 31, 1996...................................1

          Consolidated Statements of Income (Unaudited) for the
          quarter and six months ended June 30, 1997 and June 30, 1996........2

          Consolidated Statements of Cash Flows (Unaudited) for the
          six months ended June 30, 1997 and June 30, 1996....................3

          Notes to Consolidated Financial Statements..........................4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations for the quarter and six months
          ended June 30, 1997. ...............................................7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........11
--------------------------------------------------------------------------------

Part II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders ...............12

Item 6.   Exhibits and Reports on Form 8-K  .................................12

          Signatures ........................................................13

          Index to Exhibits .................................................14

ITEM I.  FINANCIAL STATEMENTS
PART I.  FINANCIAL INFORMATION
FLAG FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
--------------------------------------------------------------------------------
                                                     June 30,       December 31,
                                                       1997            1996
                                                       ----            ----
Assets
Cash.............................................   $5,014,756       $2,527,785
Interest-bearing deposits........................    3,362,908        3,557,138
Federal funds sold...............................    1,580,000                0
Proceeds receivable from secondary market........      554,241        1,162,121
Investment securities............................    7,086,662        7,057,494
Mortgage-backed securities.......................   36,953,396       37,458,698
Loans receivable - net...........................  150,705,040      152,644,436
Loans held for sale..............................            0          343,677
Mortgage servicing rights........................    1,002,069        1,703,710
Accrued interest and
    dividends receivable.........................    1,792,518        1,763,345
Real estate acquired through foreclosure.........      495,184          524,703
Federal Home Loan Bank stock.....................    1,478,200        1,895,900
Fixed assets.....................................    5,860,054        5,417,962
Deferred and refundable income taxes.............    1,737,422        2,012,987
Other assets.....................................    4,303,077        4,748,910
                                                  ------------     ------------
   Total assets.................................  $221,925,527     $222,818,866
                                                  ============     ============
Liabilities
Savings accounts................................  $180,391,014     $177,999,415
Federal funds purchased.........................             0        2,210,000
Advances from Federal Home Loan Bank............    16,879,164       17,370,833
Advances from borrowers
    for taxes and insurance.....................     1,041,546          709,672
Advances payable to secondary market............       509,399        1,982,676
Accrued interest on deposits....................       311,811          323,783
Dividends payable on common stock...............       173,144          173,144
Other liabilities...............................     1,352,789        1,531,051
                                                  ------------     ------------
  Total liabilities.............................   200,658,867      202,300,574
                                                  ------------     ------------

Stockholders' Equity
Common stock....................................     2,036,990        2,036,990
Additional paid-in capital......................     8,037,630        8,044,728
Retained earnings...............................    11,514,884       10,732,992
Unrealized loss - marketable securities
    available-for-sale..........................     (322,844)        (296,418)
                                                  ------------     -------------
  Total stockholders' equity....................    21,266,660       20,518,292
                                                  ------------     -------------
  Total liabilities and
    stockholders' equity........................  $221,925,527     $222,818,866
                                                  ============     ============


See Accompanying Notes to Consolidated Financial Statements

FLAG FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                   Three Months Ended        Six Months Ended
                                         June 30,                  June 30,
                                    1997        1996         1997       1996
                                    ----        ----         ----       ----
Interest Income
  Interest and fees on loans..   $3,342,717  $3,478,191   $6,643,043 $6,714,683
  Interest and dividends
    on securities.............      139,972     274,446      305,140    517,829
  Interest on mortgage-backed
    securities................      567,062     545,129    1,138,526  1,165,975
  Interest on time deposits...       41,016      27,715       87,176     83,815
                                  ---------   ---------    ---------  ---------
    Total interest income.....    4,090,767   4,325,481    8,173,885  8,482,302
                                  ---------   ---------    ---------  ---------
Interest Expense
  Interest on savings.........    2,021,759   1,928,871    3,991,668  3,951,986
  Interest on borrowings......      218,092     326,122      452,739    650,185
                                  ---------   ---------    ---------  ---------
    Total interest expense....    2,239,851   2,254,993    4,444,407  4,602,171
                                  ---------   ---------    ---------  ---------
      Net interest income
      before provision
      for loan losses.........    1,850,916   2,070,488    3,729,478  3,880,132
Provision for Loan Losses.....      124,000     634,529      274,000    784,529
                                  ---------   ---------    ---------  ---------
      Net interest income
      after provision
      for loan losses.........    1,726,916   1,435,959    3,455,478  3,095,603
                                  ---------   ---------    ---------  ---------
Other Income
  Fees and service charges....      644,307     652,758    1,272,610  1,191,617
  Gain on sale of investment
    securities................       20,722      42,590       82,059    166,373
  Gain on sale of loans.......      181,488     153,713      406,320    367,613
  Gain/(loss) on sale of
    mortgage-backed securities.           0       1,024       (3,909)     7,614
  Gain (loss) on sale of real
    estate - net .............      (27,733)    (23,051)     (37,219)   (35,027)
  Sundry income...............      52,2955      92,302      127,829    120,266
                                  ---------   ---------    ---------  ---------
      Total other income......      871,079     919,336    1,847,690  1,818,456
                                  ---------   ---------    ---------  ---------
Operating Expenses
  Compensation and benefits...      768,207     669,377    1,586,078  1,346,061
  Office occupancy expense....       89,425      65,945      162,773    128,284
  Furniture, fixtures and
    equipment expenses........       70,128      55,200      148,005    103,658
  Federal deposit insurance
    premium...................       45,282     118,842       69,096    237,821
  Legal and professional
    fees......................       83,271      67,012      151,691    141,740
  Data processing expense.....      121,657     128,390      243,665    257,463
  Advertising.................       51,548      51,262       97,538     91,108
  General and payroll tax
     expense..................       92,236      89,638      147,140    170,950
  Printing and postage........       79,935      59,061      162,926    145,545
  Depreciation................      145,500     129,999      291,000    259,998
     Other expenses...........      298,600     238,280      556,436    466,198
                                  ---------   ---------   ---------- ----------
       Total operating
         expenses.............    1,845,789   1,673,006    3,616,348  3,348,827
                                  ---------   ---------   ---------- ----------
Net income prior to taxes.....      752,206     682,290    1,686,820  1,565,232
  Less provision for taxes....      243,092     254,156      558,640    551,757
                                    -------     -------      -------    -------

Net Income....................     $509,114    $428,133   $1,128,180 $1,013,474
                                  =========   =========   ========== ==========


Basic earnings per share......        $0.25       $0.21        $0.55      $0.51

Book value per share..........       $10.44      $10.72       $10.44     $10.72

Equity to total assets........         9.58%       9.55%        9.58%      9.55%


See Accompanying Notes to Consolidated Financial Statements

FLAG FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------
                                                          Six Months Ended
                                                      06-30-97        06-30-96
                                                      --------        --------
Cash Flows from Operating Activities                        (UNAUDITED)
  Net Income...................................      $1,128,180      $1,013,474

Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Provision for loan losses..................         274,000         784,529
    Provision for depreciation.................         291,000         259,998
    Amortization of premiums/discounts
     on securities.............................         102,194         109,546
   (Gain)/loss on sale of investment
     sedurities................................         (12,338)        (23,505)
   (Gain)/loss on sale of loans and
     mortgage-backed securities................        (402,412)       (375,227)
   (Gain)/loss on sale of real estate
     acquired through foreclosure..............          37,219          35,027
   (Gain) on sale of stock ....................         (67,833)       (135,252)
   Change in accrued interest and
     dividends receivable......................         (29,173)       (285,684)
   Change in deferred taxes....................         291,762          35,741
   Change in accrued interest on savings.......         (11,972)        (65,274)
   Change in dividends payable on common stock.               0          29,435
   Change in other - net.......................         969,205         (75,162)
                                                     ----------       ----------
       Total adjustments.......................       1,441,652         294,172
                                                     ----------       ----------
       Net cash provided by operating
         activities............................       2,659,832       1,307,646
                                                     ----------       ----------
 Cash Flows from Investing Activities
   Change in interest-bearing deposits.........         194,230      (1,296,152)
   Change in investment securities.............       1,000,000       4,250,382
   Proceeds from sale of investment
     securities................................       1,384,886       4,380,796
   Proceeds from sale of loans and
     mortgage-backed securities................       7,443,608      11,726,761
   Proceeds from sale of FHLB stock............         417,700               0
   Loans originated net of principal
     collected.................................      (1,365,386)    (10,961,284)
   Proceeds from sale of stock.................       2,633,846       2,721,836
   Change in real estate acquired through
    foreclosure................................          (7,700)        247,105
   Purchase of investment securities...........      (3,090,596)     (3,518,047)
   Purchase of loans and mortgage-backed
     securities................................      (2,894,018)     (3,215,378)
   Deferred net origination fees/costs.........         183,704         (25,665)
   Purchase of FHLB stock......................               0               0
   Purchase of other stock.....................      (1,865,193)     (1,847,181)
   Purchase of fixed assets....................        (733,092)       (192,388)
   Change in federal funds sold................      (1,580,000)      1,590,000
                                                     ----------      -----------
     Net cash provided by investing
       activities..............................       1,721,995       3,860,786
                                                     ----------      -----------
  Cash Flows from Financing Activities
    Net change in deposit accounts.............       2,391,599      (1,647,070)
    Change in federal funds purchased..........      (2,210,000)              0
    Proceeds from FHLB advances................       7,500,000       9,500,000
    Repayment of FHLB advances.................      (7,991,665)    (13,591,666)
    Change in advances to secondary
      market...................................      (1,473,277)         42,027
    Change in advances for borrower
      taxes & insurance........................         331,874       1,043,450
    Refund of overpayment on exercise of
      stock options............................          (7,098)              0
    Exercise of stock options..................               0         640,967
    Cash options...............................        (346,288)       (325,481)
                                                     ----------      -----------
      Net cash provided/(used) by
        financing activities...................      (1,804,855)     (4,337,773)
                                                     ----------      ----------
Net change in cash and cash equivalents........       2,486,971         830,659
Cash and cash equivalents at beginning of year.       2,527,785       4,301,653
                                                     ==========      ==========
Cash and cash equivalents at June 30,..........      $5,014,756      $5,132,312
                                                     ==========      ==========

FLAG FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                (UNAUDITED)

NOTE 1:  Principles of Consolidation

The consolidated financial statements include the operations of FLAG Financial Corporation ("FLAG" or the "Company") and its wholly-owned subsidiary, First Federal Savings Bank of LaGrange (the "Bank"). The interim consolidated financial statements included herein are unaudited but reflect all adjustments necessary to eliminate all significant intercompany balances and transactions and such other adjustments and accruals which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform with the current period's presentation. For the purpose of comparison, information is included for prior periods. Financial information for those periods, including the financial statements, footnotes and independent auditors' opinion contained in the Company's 1996 Annual Report, should be read in conjunction with these financial statements. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results for a full year's operation.



NOTE 2:  Investments

Investments are classified in three categories: held to maturity securities (reported at amortized cost), trading securities (reported at fair value), and available-for-sale securities (reported at fair value). Net unrealized gains or losses on available-for-sale securities are excluded from income but reported in a separate component of stockholders' equity. Net unrealized gains or losses on trading securities are included in current earnings.

The following summarizes FLAG's investments as of June 30, 1997:

                                                       Net           After-Tax
                                                    Unrealized       Unrealized
                                   Balance          Gain/(Loss)      Gain/(Loss)
                                   -------          -----------      -----------
Investment Securities
    Held to maturity (at
      amortized cost)........   $          0       $          0     $         0
    Available-for-sale (at
      fair value)............      7,104,417            (17,755)        (11,010)
    Trading securities.......              0                  0               0
                                ------------       ------------     ------------
      Total investment
        securities...........      7,104,417            (17,755)        (11,010)
                                ------------       ------------     ------------
Mortgage-Backed Securities
    Held to maturity (at
      amortized cost)........      2,846,149                  0               0
    Available-for-sale (at
      fair value)............     34,610,205           (502,958)       (311,834)
    Trading securities.......              0                  0               0
                                ------------       ------------     ------------
       Total mortgage-backed
         securities..........     37,456,354           (502,958)       (311,834)
                                ------------       ------------     ------------
FHLB Stock
 (available-for-sale)........      1,478,200                  0               0
                                ------------       ------------     ------------
    Total                        $46,038,971          ($520,713)      ($322,844)
                                ============       ============     ============

FLAG FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                (UNAUDITED)
NOTE 3:  Net Loans Receivable (Excluding Loans Held for Sale)

Loans receivable are summarized as follows:
                                                   June 30,        December 31,
                                                     1997              1996
                                                     ----              ----
Residential Mortgage Loans
    Residential 1-4 family.....................   $74,783,040      $ 77,162,436
    Multi-family...............................       945,000         1,101,000
                                                 ------------      ------------

    Total residential mortgages.... ...........    75,728,040        78,263,436
Commercial real estate loans...................    35,136,000        33,844,000
Consumer loans.................................    15,662,000        18,166,000
Commercial loans and leases....................    20,917,000        17,780,000
Residential construction loans.................     8,241,000        11,812,000
                                                 ------------      ------------
Gross loans receivable.........................   155,684,040       159,865,436
                                                 ------------      ------------
Less:
    Undisbursed proceeds on loans in
      process..................................       431,000         2,663,000
    Deferred loan fees and discounts...........        35,000           219,000
    Allowance for loan losses..................     4,513,000         4,339,000
                                                 ------------      ------------
Total net loans................................  $150,705,040      $152,644,436
                                                 ============      ============



NOTE 4:  Loans Held for Sale

The Bank had $0 and $343,677 of mortgage loans held for sale in the secondary market at June 30, 1997, and December 31, 1996 respectively, stated at the lower of cost or market.



NOTE 5:  Supplemental Disclosure of Cash Flow Information

Cash paid during the six months ended:
                                                              June 30,
                                                        1997            1996
                                                        ----            ----
      Interest.................................      $4,011,961      $3,727,231
      Income taxes.............................        $305,385        $692,291



NOTE 6:  Stockholders' Equity

The following table sets forth changes in stockholders' equity for the six months ended June 30, 1997:


           Balance at December 31, 1996........        $20,518,292
           Net income (loss)...................          1,128,180
           Dividends declared..................           (346,288)
           Increase in unrealized losses on
               marketable securities...........            (26,426)
           Refund of overpayment on exercise
               of stock options................             (7,098)
                                                       ------------
           Balance at June 30, 1997............        $21,266,660
                                                       ============

FLAG FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                (UNAUDITED)

On May 15, 1997 the Board of Directors declared a $0.085 per share cash dividend payable July 1, 1997 to shareholders of record June 20, 1997.

FLAG has 2,036,990 shares of common stock outstanding. FLAG has an Employee Stock Incentive Plan which provides up to 201,250 shares of common stock which may be issued upon the exercise of options granted under the plan and also provides for the granting of stock appreciation rights. Pursuant to the option agreements, all options granted are subject to a four year, 25% per year vesting schedule. The maximum option term is ten years. As of December 31, 1996, options for 120,207 shares had been exercised at an average price of $5.38. In the first quarter of 1997, 28,000 options were granted with an average price of $11.37 and expire in the year 2007, none of which have been exercised in 1997.

FLAG also has a Directors Stock Incentive Plan. Under this Plan, up to 100,625 shares may be issued. The options granted vest on the date of grant, and the maximum term is ten years. There were 46,000 director stock options outstanding as of June 30, 1997. Of these options, 40,000 can be exercised at a price of $9.50 and expire in 2004, and 6,000 can be exercised at a price of $13.50 and expire in 2006.

NOTE 7:  Earnings Per Share

Net earnings per share is based on the weighted average number of shares outstanding during each period. Stock options granted to key management personnel are considered to be common stock equivalents. However, these equivalents are not included in the calculation of net earnings per common share as the effect of such is considered to be immaterial. Earnings per share for the six months ended June 30, 1997 were computed based on the following:

                                                               Six Months
                                                                June 30,
                                                          1997           1996
                                                          ----           ----
Net income .......................................     $1,128,180     $1,013,474
Weighted average number of shares outstanding ....      2,036,990      1,984,847
Basic earnings per share..........................     $     0.55     $     0.51


Per share data presented above for 1996 has been restated to reflect a change in the method of computing weighted average shares outstanding, as explained above. Earnings per share for the second quarter of 1996 as previously reported was $0.20. Earnings per share for the first six months of 1996 as previously reported was $0.48.

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

Liquidity and Capital Resources

Applicable federal regulations require the Bank to maintain cash and eligible short-term investment securities in an amount greater than or equal to 5% of net withdrawable deposits and borrowings payable in one year or less. This requirement is to help assure that funding is adequate to meet deposit withdrawals, loan fundings and other short-term liquidity needs. The Bank's liquidity position was 9.92% as of June 30, 1997, as compared to 7.75% at December 31, 1996, and 8.93% as of June 30, 1996.

The Bank's primary source of liquidity (funds) are deposits, loan repayments, proceeds from the sale of loans and securities, Federal Home Loan Bank of Atlanta ("FHLBA") advances, federal funds purchased, and earnings from interest-bearing assets. Non-interest checking accounts continue to be a growing source of funds for the Bank. The Bank's principal uses of funds are the origination of loans, the purchase of mortgage-backed and investment securities, and for repayment of borrowings and advances. During the six months ended June 30, 1997, funds were primarily used to fund newly originated loans and to pay off FHLBA advances.

The Consolidated Statements of Cash Flow for the six months ended June 30, 1997 and 1996, provide additional information about the sources and uses of funds for those two periods.

An adequate level of capital is not only a regulated requirement, but is necessary to provide the foundation for balance sheet expansion and protection from future losses. The chart below reflects the Bank's capital as of June 30, 1997. As indicated in the following chart, FLAG and the Bank are significantly above all capital levels which are considered necessary under current industry standards and are required by regulatory agencies.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

                                         Required       Actual        Excess
                                          Capital       Capital       Capital
                                          -------       -------       -------
                                                (Dollars in thousands)
Tangible Capital                          $3,330       $20,147       $16,817
                                           1.50%         9.07%         7.57%

Core Capital                              $6,661       $20,147       $13,486
                                           3.00%         9.07%         6.07%

Risk-based Capital                       $12,352       $22,077        $9,725
                                           8.00%        14.30%         6.30%

Changes in Financial Condition
December 31, 1996 and June 30, 1997

Total assets decreased approximately $0.8 million from $222,818,866 at December 31, 1996, to $221,925,527 at June 30, 1997. Total liabilities decreased approximately $1.64 million, from $202,300,574 at December 31, 1996, to $200,658,867 at June 30, 1997. The changes resulted primarily from increases in deposits and repayment of FHLBA advances and federal funds purchased.

Stockholders' Equity increased $748,368 from December 31, 1996 to June 30, 1997 as follows:

          Balance at December 31, 1996..........      $20,518,292
          Net income............................        1,128,180
          Dividends declared....................         (346,288)
          Increase in unrealized losses on
               marketable securities............          (26,426)
          Refund of overpayment on exercise
               of stock options.................           (7,098)
                                                      ------------
          Balance at June 30, 1997..............      $21,266,660
                                                      ============

Results of Operations
Quarter ended June 30, 1997 and 1996

FLAG Financial reported net income in the second quarter of 1997 of $509,114, or $0.25 per share, versus $428,133, or $0.21 per share, in the second quarter of 1996. Annualized return on average assets was 0.92% in the second quarter of 1997 versus 0.75 % in the comparable period in 1996, while the respective figures for annualized return on average equity were 9.95% and 8.15%. The improvement in earnings was primarily due to a significantly lower provision for loan losses of $124,000 in the second quarter of 1997, versus $634,529 in the second quarter of 1996. The reduction in the loan loss provision was attributable to the fact that the year-ago period included a special provision associated with Bennett Funding. The Bank is in the process of finalizing negotiations of a settlement with the bankruptcy trustee for Bennett Funding. The settlement is contingent upon a satisfactory settlement agreement as well as bankruptcy court approval.

Total interest income decreased 5.4% to $4,090,767 in the second quarter of 1997 from $4,325,481 in the comparable period in 1996, while total interest expense declined 0.7% to $2,239,851, versus $2,254,993 in the comparable period in 1996. Net interest income decreased approximately 10.6% to $1,850,916 in the second quarter of 1997. The decrease in interest income is the result of a decrease in earning assets, primarily Bennett Funding. Bennett Funding was included in earning assets for the first six months of last year, and had it still been performing this year, there would be virtually no change in total interest income or net interest income. Net interest income after provision for loan losses was $1,726,916, an increase of 20.3% from the $1,435,959 in the second quarter of 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Other income was virtually unchanged for the second quarter of 1997 versus the second quarter of 1996. Gains on sale of loans increased 18.1% in the second quarter of 1997 to $181,488 from $153,713 in the second quarter of 1996. Fees and service charges declined 1.3% to $644,307 in the second quarter of 1997 from $652,758 in the second quarter of 1996.

Total operating expenses increased 10.3% to $1,846,789 in the second quarter of 1997 from $1,673,006 in the second quarter of 1996. This growth in expenses was due to normal increases in operating expenses, although cost reductions did occur in federal deposit insurance premiums and data processing expense. The most significant increase in operating expenses was an increase in compensation and benefits of 14.76% which resulted from the hiring of key employees in the third and fourth quarters of 1996 and first and second quarters of 1997.

Results of Operations
Six months ended June 30, 1997 and 1996

FLAG Financial reported net income in the first six months of 1997 of $1,128,180 or $0.55 per share, versus $1,013,474, or $0.51 per share, for the comparable period in 1996. Annualized return on average assets was 1.01% in the first six months of 1997 versus 0.89 % in the first half of 1996. Annualized return on average equity was 11.11% in the first six months of 1997 versus 9.68% in the first half of 1996. As was the case with the second quarter, much of the improvement in earnings was due to a lower provision for loan losses, although earnings also benefited from growth in other income.

Other income increased 18.3% to $1,847,690 in the first six months of 1997 from $1,574,858 in the first six months of 1996, with the increase attributable to gains on the sale of loans, higher fees and service charges and higher miscellaneous income. Gains on sale of loans increased 10.5% in the first six months of 1997 to $406,320 from $367,613 in the first six months of 1996. Fees and service charges increased 6.8% to $1,272,610 in the first six months of 1997 from $1,191,617 in the first six months of 1996.

Total operating expenses increased 8.0% to $3,616,348 in the first six months of 1997 from $3,348,827 in the first six months of 1996. As was the case with the second quarter, expense reductions occurred in federal deposit insurance premiums and data processing expense, while most other expenses increased. The most significant increase in operating expense for the six months was also compensation and benefits, for the same reasons mentioned in the discussion of results of operations for the second quarter of 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Provision for Loan and Lease Losses

Management utilizes a systematic methodology to independently evaluate the adequacy of the allowance for loan and lease losses. The adequacy of the allowance for loan losses is determined through management's informed judgment concerning the amount of risk inherent in the Bank's loan and lease portfolios. This judgment is based on such factors as the levels of nonperforming and substandard loans and leases, portfolio mix, borrowers' financial condition, estimated underlying collateral values, current and prospective local economic conditions, and historical loss experience. Management expects the allowance to increase as the Bank continues to expand the following loan portfolios: consumer, commercial loans and leases, and commercial real estate. Actual losses in the form of loans charged-off during the six months ended June 30, 1997, and the year ended December 31, 1996, are presented as follows:

                                                    June 30,        December 31,
                                                     1997               1996
                                                     ----               ----
Average net loans............................... $150,538,062       $151,084,000
Allowance for possible loan and lease losses,
  Beginning of period...........................    4,339,000          1,339,000
Charge-offs for the period:
  Consumer loans.................................      40,000             87,000
  Commercial loans and leases....................       1,000                  -
  Residential construction loans.................           -             22,000
  Residential mortgage loans.....................      83,000            410,000
  Commercial real estate loans...................           -                  -
                                                 ------------       ------------
      Total charge-offs..........................     124,000            519,000
                                                 ------------       ------------
Recoveries for the period:
  Consumer loans.................................      19,000             35,000
  Commercial loans and leases....................           -                  -
  Residential construction loans.................           -                  -
  Residential mortgage loans.....................       5,000                  -
  Commercial real estate loans...................           -                  -
                                                 ------------       ------------
     Total recoveries............................      24,000             35,000
                                                 ------------       ------------
Net charge-offs for the period...................     100,000            484,000
Provision for loan and lease losses..............     274,000          3,484,000
Allowance for possible loan and lease losses,
  end of period..................................  $4,513,000         $4,339 000
                                                 ============       ============
Ratio of allowance for loan and lease losses
  to average net loans outstanding...............       3.00%              2.84%
Ratio of net charge-offs during the period to
  average net loans and leases outstanding,
  during the period..............................       0.07%              0.32%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following table represents the allocation of the allowance as of the dates indicated:

                                          June 30,            December 31,
                                            1997                  1996
                                            ----                  ----
                                              Percent of              Percent of
                                     Amount   Total Loans   Amount   Total Loans
                                     ------   -----------   ------   -----------
Residential mortgage loans....... $        -        -%    $        -       -%
Commercial real estate loans.....    145,000     0.10%       261,000    0.17%
Consumer loans...................      5,000     0.01%         7,000    0.01%
Commercial loans and leases......  2,308,000     1.53%     2,978,000    1.93%
Residential construction loans...          -        -%             -       -%
                                  ----------     -----     ---------    -----
  Total loans allocated..........  2,458,000     1.64%     3,246,000    2.11%
Unallocated allowance............  2,055,000     1.36%     1,093,000    0.71%
                                  ----------     -----     ---------    -----
  Total allowance for possible
      loan and lease losses...... $4,513,000     2.99%    $4,339,000    2.82%
                                  ==========     =====    ==========    =====

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The Bank continues to monitor the credit quality of its loan and lease portfolio. The following table represents the non-accrual loans and other nonperforming assets as of the dates indicated. Interest income is recognized on a cash basis for these loans.


                                                      June 30,      December 31,
                                                        1997            1996
                                                        ----            ----
Non-accruing loans:
  Residential mortgage loans:
    Residential 1-4 family.....................      $1,049,000       $1,327,000
    Multi-family...............................               -                -
    Commercial real estate loans...............         805,000          662,000
    Consumer loans.............................          63,000           83,000
    Commercial loans and leases................       4,616,000        4,616,000
                                                     ----------       ----------
      Total non-accruing loans and leases......       6,533,000        6,688,000
  Real estate acquired through foreclosure
    and other repossessed collateral...........         495,000          525,000
                                                     ----------       ----------
      Total nonperforming assets...............      $7,028,000       $7,213,000
                                                     ==========       ==========
Ratio of total nonperforming assets to:
  Total loans and real estate acquired
    through foreclosure.........................          4.65%            4.70%
  Total assets..................................          3.17%            3.25%




ITEM 3.  QUANTITATIVE AND QUALITATIVE MARKET DISCLOSURES ABOUT MARKET RISK

The Company is not required to respond to this Item 3 because it is a "small business issuer" as defined in the rules and regulations of the Securities and Exchange commission.

                           FLAG FINANCIAL CORPORATION

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The 1997 Annual Meeting of Shareholders was held on April 16, 1997.

(b) Election of directors The shareholders voted 1,541,292.569 shares in the affirmative, and 3066.186 shares in the negative, with 0 shares abstaining, for the re-election of Mr. H. Speer Burdette, III to a three year term as a director of the Company.

     The shareholders voted 1,541,292.569 shares in the affirmative, and 3066.186 shares in the negative, with 0 shares abstaining for the re-election of John S. Holle to a three year term as a director of the Company.

     The shareholders voted 1,541,292.569 shares in the affirmative, and 3066.186 shares in the negative, with 0 shares abstaining for the re-election of John W. Stewart, Jr. to a three year term as a director of the Company.

     The shareholders voted 1,539,792.569 shares in the affirmative, and 3066.186 shares in the negative, with 1,500 shares abstaining for the re-election of Robert W. Walters to a three year term as a director of the Company.

(c) The shareholders voted 1,533,865.476 sharees in the affirmative and 5070 shares in the negative with 5423.279 shares abstaining, for the appointment of Porter Keadle Moore LLP as independent accountants of the Company for the fiscal year ending December 31, 1997.


ITEM 6.

 (a) The following exhibit is filed herewith:
         Exhibit No.               Description
            27                     Financial date schedule (For SEC use only)

 (b) Current Reports on Form 8-K. No current reports on Form 8-K were filed in the second quarter.

SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  FLAG FINANCIAL CORPORATION
                         (Registrant)

                  Date: August 14, 1997                Ellison C. Rudd
                                                    ----------------------------
                                                    Ellison C. Rudd
                                                    Chief Financial Officer
                                                    (Duly authorized officer)

                                  EXHIBIT INDEX

Exhibit Number     Description                                  Page Number

        27         Financial Data Schedule (for SEC use only)        15