Form 10-Q
period 1997-09-30
FLAG FINANCIAL CORP
filed 1997-11-14
CIK 897509

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the Quarter Ended September 30, 1997 Commission File Number 0-24532

                           FLAG Financial Corporation
             (Exact name of registrant as specified in its charter)


           Georgia                                             58-2094179
-------------------------------------------------------------------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                        Identification Number)

101 North Greenwood St., P.O. Box 3007
         LaGrange, Georgia                                      30240
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number,
         including area code                               (706) 845-5000
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

Shares outstanding as of November 13, 1997: 2,036,990 shares of Common Stock, $1.00 par value.

                           FLAG FINANCIAL CORPORATION
                                      INDEX


Part I.   Financial Information                                            Page
-------------------------------------------------------------------------------

Item I.   Financial Statements
          Consolidated Statements of Condition as of September 30, 1997
          (Unaudited) and December 31, 1996................................   1

          Consolidated Statements of Income (Unaudited) for the quarter
          and nine months ended September 30, 1997 and September 30, 1996..   2

          Consolidated Statements of Cash Flows (Unaudited) for the
          nine months ended September 30, 1997 and September 30, 1996 .....   3

          Notes to Consolidated Financial Statements.......................   4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations for the quarter and nine months ended
          September 30, 1997...............................................   7

-------------------------------------------------------------------------------

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  ...............................  13

          Signatures ......................................................  14

          Index to Exhibits ...............................................  15

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS
FLAG FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
-------------------------------------------------------------------------------
                                               September 30,    December 31,
                                                   1997             1996
                                                   ----             ----
Assets
Cash .....................................   $   3,806,065    $   2,527,785
Interest-bearing deposits ................       5,871,857        3,557,138
Federal funds sold .......................               0                0
Proceeds receivable from secondary market        2,645,704        1,162,121
Investment securities ....................      10,252,071        7,057,494
Federal Home Loan Bank stock .............       1,693,000        1,895,900
Mortgage-backed securities ...............      38,757,364       37,458,698
Loans receivable - net ...................     158,792,265      152,644,436
Loans held for sale ......................       1,339,068          343,677
Mortgage servicing rights ................       1,077,092        1,703,710
Accrued interest and dividends receivable.       1,973,826        1,763,345
Real estate acquired through foreclosure .         342,018          524,703
Fixed assets .............................       5,961,346        5,417,962
Deferred and refundable income taxes .....       1,648,472        2,012,987
Other assets .............................       4,302,814        4,748,910
                                             -------------    -------------

Total assets .............................   $ 238,462,962    $ 222,818,866
                                             =============    =============

Liabilities

Savings accounts .........................   $ 177,639,273    $ 177,999,415
Federal funds purchased ..................       2,160,000        2,210,000
Advances from Federal Home Loan Bank .....      31,858,330       17,370,833
Advances from borrowers for
    taxes and insurance ..................       1,631,995          709,672
Advances payable to secondary market .....         662,669        1,982,676
Accrued interest on deposits .............         258,775          323,783
Dividends payable on common
stock ....................................         173,144          173,144
Other liabilities ........................       2,361,106        1,531,051
                                                 ---------        ---------
  Total liabilities ......................     216,745,292      202,300,574
                                               -----------      -----------

Stockholders' Equity

Common stock .............................       2,036,990        2,036,990
Additional paid-in capital ...............       8,037,630        8,044,728
Retained earnings ........................      11,844,005       10,732,992
Unrealized loss - marketable securities
   available-for-sale ....................        (200,955)        (296,418)
                                                  --------         --------
  Total stockholders' equity .............      21,717,670       20,518,292
                                                ----------       ----------
  Total liabilities and
    stockholders' equity .................   $ 238,462,962    $ 222,818,866
                                             =============    =============

See Accompanying Notes to Consolidated Financial Statements

FLAG FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------

                             Three Months Ended          Nine Months Ended
                                September 30,              September 30,
                                (Unaudited)                 (Unaudited)
                              1997       1996           1997           1996
                              ----       ----           ----           ----
Interest Income
 Interest and fees on
    loans..............    $3,496,027    $3,625,015   $10,418,461   $10,583,296
 Interest and dividends
     on securities......      181,855       250,483       486,995       768,312
 Interest on mortgage-
    backed securities......   604,425       502,732     1,742,951     1,668,707
 Interest on time
    deposits...............    50,526        35,544       137,702       119,359
                               ------        ------       -------       -------
 Total interest
    income..............    4,332,833     4,413,774    12,786,109    13,139,674
                            ---------     ---------    ----------    ----------
Interest Expense
 Interest on savings.....   2,002,030     2,009,266     5,993,698     5,961,252
 Interest on borrowings...    365,056       285,656       817,795       935,841
                              -------       -------       -------       -------
Total interest expense....  2,367,086     2,294,922     6,811,493     6,897,093
                           ----------    ----------    ----------    -----------
Net interest income
 before provision for
 loan losses..............  1,965,747     2,118,852     5,974,616     6,242,581
Provision for Loan Losses.    150,000     2,550,000       424,000     3,334,529
                           ----------    ----------    ----------    -----------
Net interest income
 after Provision for
 loan losses.............   1,815,747     (431,148)     5,550,616     2,908,052
                           ----------    ----------    ----------    -----------
Other Income
  Fees and service charges.   688,744      624,366      1,961,354     1,815,983
  Gain on sale of
    investment securities..    34,547       35,632        120,515       202,005
  Gain on sale of loans....    86,458      122,435        209,478       246,450
  Gain (loss) on sale of
    mortgage-backed
    securities.......          30,011            0         26,102         7,615
  Gain (loss) on sale of
    real estate - net......    (8,555)     (21,964)       (45,774)      (56,991)
  Sundry income............    79,615       33,282        207,444       153,548
                           ----------    ----------    ----------    -----------
Total other income.........   910,820      793,751      2,479,119     2,368,610
                           ----------    ----------    ----------    -----------
Operating Expenses
  Compensation and
    benefits...............   814,820      683,995      2,400,898     2,030,056
  Office occupancy expense.    99,773       70,381        262,546       198,665
  Furniture, fixtures and
    equipment expenses.....    73,188       74,570        221,193       178,228
  Federal deposit insurance
    premium................    58,842    1,275,541        127,938     1,513,362
  Legal and professional
    fees...................    89,590       92,496        241,281       234,236
  Data processing expense..   123,134      129,060        366,799       386,523
  Advertising..............    69,372       62,687        166,910       153,795
  General and payroll
   tax expense.............    93,168       82,036        240,308       252,986
  Printing and postage.....    81,494       74,024        244,420       219,569
  Depreciation.............   145,500      129,999        436,500       389,997
    Other expenses.........   325,998      304,527        882,434       770,727
                           ----------    ----------    ----------    -----------
Total operating expenses... 1,974,879    2,979,316      5,591,227     6,328,144
                           ----------    ----------    ----------    -----------
Net income prior to taxes...  751,688   (2,616,713)     2,438,508    (1,051,482)
  Less provision for taxes..  249,424  ($1,006,493)       808,064      (454,736)
                           ----------  ------------    ----------    -----------
Net Income.................. $502,264  ($1,610,220)    $1,630,444     ($596,746)
                           ==========  ============    ==========    ===========
Basic earnings per share....    $0.25       ($0.79)         $0.80        ($0.30)
Book value per share........   $10.66        $9.89         $10.66         $9.89
Equity to total assets......     9.11%        8.80%          9.11%         8.80%

See Accompanying Notes to Consolidated Financial Statements

FLAG FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
                                                        Nine Months Ended
                                                  -----------------------------
                                                     09-30-97        09-30-96
                                                  ------------     ------------
Cash Flows from Operating Activities ............           (UNAUDITED)
  Net Income .................................... $  1,630,444       ($596,746)
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
   Provision for loan losses.....................      424,000       3,334,529
   Provision for depreciation ...................      436,500         389,997
   Amortization of premiums/discounts
     on securities ..............................      162,380         177,393
   (Gain)/loss on sale of investment
     securities ................                       (27,903)        (41,047)
   (Gain)/loss on sale of loans and
     mortgage-backed securities .................     (235,580)        238,836
   (Gain)/loss on sale of real estate
     acquired through foreclosure ...............       45,774          56,991
   (Gain) on sale of stock ......................      (92,612)       (160,957)
   Change in accrued interest and
     dividends receivable .......................     (210,481)       (292,215)
   Change in deferred taxes .....................      306,005        (956,506)
   Change in accrued interest on savings ........      (65,008)       (104,798)
   Change in dividends payable on common stock ..            0          29,541
   Change in mortgage servicing rights...........      626,618        (173,184)
   Change in other - net ........................    1,276,151         384,938
                                                  ------------     ------------
    Total adjustments ...........................    2,645,844       2,883,518
                                                  ------------     ------------
    Net cash provided by operating activities ...    4,276,288       2,286,772
                                                  ------------     ------------
Cash Flows from Investing Activities
   Change in interest-bearing deposits ..........   (2,314,719)     (1,007,829)
   Calls and maturities of investment
     securities .................................    1,250,000       4,250,382
   Proceeds from sale of investment
     securities..................................    1,752,121       6,136,986
   Proceeds from sale of loans and
     mortgage-backed securities .................   16,625,294      15,582,455
   Proceeds from sale of FHLB stock .............      417,700               0
   Loans originated net of principal
     collected...................................  (14,442,028)    (14,783,308)
   Proceeds from sale of stock ..................    3,368,527       3,685,920
   Change in real estate acquired
     through foreclosure ........................      136,911         259,740
   Purchase of investment securities ............  (6,798,905)      (4,871,454)
   Purchase of loans and
     mortgage-backed securities ................. (12,490,162)      (4,099,634)
   Deferred net origination fees/costs ..........      63,626          (48,733)
   Purchase of FHLB stock .......................    (214,800)               0
   Purchase of other stock ......................  (2,524,836)      (2,785,560)
   Purchase of fixed assets .....................    (979,884)        (262,887)
   Change in federal funds sold .................           0           90,000
                                                  ------------     ------------
    Net cash provided by investing activities ... (16,151,155)       2,146,078
                                                  ------------     ------------
Cash Flows from Financing Activities
   Net change in deposit accounts ...............    (360,142)       5,889,837
   Change in federal funds purchased ............     (50,000)               0
   Proceeds from FHLB advances ..................  24,500,000       11,000,000
   Repayment of FHLB advances ................... (10,012,497)     (21,612,500)
   Change in advances to secondary market .......  (1,320,007)         212,838
   Change in advances for borrower
     taxes & insurance ..........................     922,323        1,021,664
   Refund of overpayment on exercise of
     stock options ..............................      (7,098)               0
   Exercise of stock options ....................           0          646,717
   Cash dividends ...............................    (519,432)        (498,624)
                                                  ------------     ------------
     Net cash provided/(used by)financing .......  13,153,147       (3,340,068)
                                                  ------------     ------------
Net change in cash and cash equivalents .........   1,278,280        1,092,782
Cash and cash equivalents at
  beginning of year .............................   2,527,785        4,301,653
                                                  ------------     ------------
Cash and cash equivalents at
  September 30, .................................  $3,806,065       $5,394,435
                                                  ============     ============
See Accompanying Notes to Consolidated Financial Statements

FLAG FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
                                   (UNAUDITED)

NOTE 1:  Principles of Consolidation

The consolidated financial statements include the operations of FLAG Financial Corporation ("FLAG" or the "Company") and its wholly-owned subsidiary, First Federal Savings Bank of LaGrange (the "Bank"). The interim consolidated financial statements included herein are unaudited but reflect all adjustments necessary to eliminate all significant intercompany balances and transactions and such other adjustments and accruals which, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform with the current period's presentation. For the purpose of comparison, information is included for prior periods. Financial information for those periods, including the financial statements, footnotes and independent auditors' opinion contained in the Company's 1996 Annual Report, should be read in conjunction with these financial statements. The results of operations for the quarter and nine months ended September 30, 1997, are not necessarily indicative of the results for a full year's operation.

NOTE 2:  Investments

Investments are classified in three categories: held-to-maturity securities (reported at amortized cost), trading securities (reported at fair value), and available-for-sale securities (reported at fair value). Net unrealized gains or losses on available-for-sale securities are excluded from income but reported in a separate component of stockholders' equity. Net unrealized gains or losses on trading securities are included in current earnings.

The following summarizes FLAG's investments as of September 30, 1997:


                                                        Net           After-Tax
                                                     Unrealized      Unrealized
                                         Balance     Gain/(Loss)     Gain/(Loss)
                                         -------     -----------     -----------
Investment Securities
    Held to maturity
     (at amortized cost) ...........   $         0   $         0    $         0
    Available-for-sale
     (at fair value) ...............    10,163,123        88,948         55,148
    Trading securities .............             0             0              0
                                        ----------    ----------      ----------
        Total investment securities     10,163,123        88,948         55,148
                                        ----------    ----------      ----------

Mortgage-Backed Securities
    Held to maturity
     (at amortized cost) ...........     2,684,844            0               0
    Available-for-sale
     (at fair value) ...............    36,485,589     (413,069)       (256,103)
    Trading securities .............             0            0               0
                                        ----------    ----------      ----------
        Total mortgage-backed
         securities ................    39,170,433     (413,069)       (256,103)
                                        ----------    ----------      ----------
FHLB Stock (available-for-sale) ....     1,693,000            0               0
                                        ----------    ----------      ----------
        Total ......................   $51,026,556    ($324,121)      ($200,955)
                                       ===========   ===========      ==========

FLAG FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                   (UNAUDITED)

NOTE 3:  Net Loans Receivable (Excluding Loans Held for Sale)

Loans receivable are summarized as follows:
                                                  September 30,     December 31,
                                                       1997              1996
                                                       ----              ----
Residential Mortgage Loans
    Residential 1-4 family ...................     $ 93,949,265     $ 84,728,436
    Multi-family .............................          643,000          606,000
                                                  -------------    -------------
    Total residential mortgages ..............       94,592,265       85,334,436
Commercial real estate loans .................       41,307,000       33,844,000
Consumer loans ...............................        8,306,000       11,095,000
Commercial loans and leases ..................       18,486,000       17,780,000
Residential construction loans ...............        5,928,000       11,812,000
                                                  -------------    -------------
    Gross loans receivable ...................      168,619,265      159,865,436
                                                  -------------    -------------
Less:
    Undisbursed proceeds on loans
      in process .............................        5,027,000        2,663,000
    Deferred loan fees and discounts .........          155,000          219,000
    Allowance for loan losses ................        4,645,000        4,339,000
                                                   ------------     ------------
Total net loans ..............................     $158,792,265     $152,644,436
                                                   ============     ============

NOTE 4:  Loans Held for Sale

The Bank had $1,339,068 and $343,677 of mortgage loans held for sale in the secondary market at September 30, 1997, and December 31, 1996, respectively, stated at the lower of cost or market.

NOTE 5:  Supplemental Disclosure of Cash Flow Information

Cash paid during the nine months ended:

                                                September 30,
                                                -------------
                                            1997            1996
                                            ----            ----
     Interest...........................$ 6,033,700     $ 5,092,384
     Income taxes.......................$   498,997     $ 1,016,855

NOTE 6:  Stockholders' Equity

The following table sets forth changes in stockholders' equity for the nine months ended September 30, 1997:


     Balance at December 31, 1996 .....................       $ 20,518,292
     Net income/(loss) ................................          1,630,444
     Dividends declared ...............................           (519,431)
     (Increase)/decrease in unrealized losses on
       marketable securities ..........................             95,463
     Refund of overpayment on exercise of
       stock options ..................................             (7,098)
                                                                    ------
     Balance at September 30, 1997 ....................       $ 21,717,670
                                                              ============

FLAG FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                   (UNAUDITED)

On September 15, 1997, the Board of Directors declared a $0.085 per share cash dividend payable October 1, 1997, to shareholders of record September 24, 1997.

FLAG has 2,036,990 shares of common stock outstanding. FLAG has an Employee Stock Incentive Plan which provides up to 201,250 shares of common stock which may be issued upon the exercise of options granted under the plan and also provides for the granting of stock appreciation rights. Pursuant to the option agreements, all options granted are subject to a four year, 25% per year vesting schedule. The maximum option term is ten years. As of December 31, 1996, options for 120,207 shares had been exercised at an average price of $5.38. In the first quarter of 1997, 26,750 options were granted with an average price of $11.38 and expire in the year 2007, none of which have been exercised in 1997.

FLAG also has a Directors Stock Incentive Plan. Under this Plan, up to 100,625 shares may be issued. The options granted vest on the date of grant, and the maximum term is ten years. There were 46,000 director stock options outstanding as of September 30, 1997. Of these options, 40,000 can be exercised at a price of $9.50 and expire in 2004, and 6,000 can be exercised at a price of $13.50 and expire in 2006.

NOTE 7:  Earnings Per Share

Net earnings per share is based on the weighted average number of shares outstanding during each period. Stock options granted to key management personnel are considered to be common stock equivalents. However, these equivalents are not included in the calculation of net earnings per common share as the effect of such is considered to be immaterial. Earnings per share for the nine months ended September 30, 1997, were computed based on the following:

                                                  Nine Months Ended
                                                     -----------
                                                    September 30,
                                                 1997           1996
                                                 ----           ----
     Net income ..........................   $ 1,630,444   ($  596,746)
     Weighted average number of
       shares outstanding.................     2,036,990     2,002,004
     Basic earnings per share ............   $      0.80   $     (0.30)

Per share data presented above for 1996 has been restated to reflect a change in the method of computing weighted average shares outstanding, as explained above. Earnings per share for the third quarter of 1996 as previously reported was ($0.77). Earnings per share for the first nine months of 1996 as previously reported was $(0.29).

Note 8:  Business Combination

Effective October 28, 1997, the Company signed a Definitive Agreement to combine operations with Middle Georgia Bankshares, Inc., a Vienna, Georgia based bank holding company doing business primarily through its banking subsidiary, Citizens Bank. Pursuant to the terms of the Agreement, all Middle Georgia shareholders will receive 15.75 shares of FLAG stock, such that an additional 1,012,284 shares will be issued. Total consolidated assets of Middle Georgia at September 30, 1997 were $119,948,000, with total stockholders' equity of $11,000,000.

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

Liquidity and Capital Resources

Applicable federal regulations require the Bank to maintain cash and eligible short-term investment securities in an amount greater than or equal to 5% of net withdrawable deposits and borrowings payable in one year or less. This requirement is to help assure that funding is adequate to meet deposit withdrawals, loan fundings and other short-term liquidity needs. The Bank's liquidity position was 8.02% as of September 30, 1997, as compared to 7.75% at December 31, 1996, and 8.60% as of September 30, 1996.

The Bank's primary source of liquidity (funds) are deposits, loan repayments, proceeds from the sale of loans and securities, Federal Home Loan Bank of Atlanta ("FHLBA") advances, federal funds purchased, and earnings from interest-bearing assets. Non-interest checking accounts continue to be a growing source of funds for the Bank. The Bank's principal uses of funds are the origination of loans and leases, the purchase of mortgage-backed and investment securities, and for the repayment of borrowings and advances. During the nine months ended September 30, 1997, funds were primarily used to fund newly originated loans and investment securities.

The Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996, provide additional information about the sources and uses of funds for those two periods.

An adequate level of capital is not only a regulated requirement but is necessary to provide the foundation for balance sheet expansion and protection from future losses. The chart below reflects the Bank's capital as of September 30, 1997. As indicated in the following chart, FLAG and the Bank are significantly above all capital levels which are considered necessary under current industry standards and are required by regulatory agencies.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

On October 28, 1997, the Company announced the signing of an agreement to acquire Middle Georgia Bankshares, Inc. ("MGB"), a $119,948,000 asset bank holding company based in Vienna, Georgia. The merger agreement provides, among other things, for the merger of MGB with and into the Company and the exchange of each share of MGB common stock for 15.75 shares of Company common stock. Total outstanding shares of the Company will increase from approximately 2,037,000 to approximately 3,049,000 at closing.

Following consummation of the merger, the current President and Chief Executive Officer of MGB, Dan Speight, will become President and Chief Executive Officer of the Company. John S. Holle will continue to serve as chairman of the Company. Additionally, the Board of Directors of the Company will be restructured to include five members of the existing Board of Directors of the Company and two members of the existing Board of Directors of MGB.


                                     Required       Actual        Excess
                                      Capital       Capital       Capital
                                      -------       -------       -------
                                           (Dollars in thousands)
     Tangible Capital           $    3,567        $   20,576        $17,009
                                      1.50%             8.65%          7.15%

     Core Capital               $    7,134        $   20,576        $13,442
                                      3.00%             8.65%          5.65%

     Risk-based Capital         $   12,382        $   22,511        $10,129
                                      8.00%            14.54%          6.54%

Changes in Financial Condition
December 31, 1996 and September 30, 1997

Total assets increased 7.02% or approximately $15.6 million from $222,818,866 at December 31, 1996, to $238,462,962 at September 30, 1997. Total liabilities increased 7.14% or approximately $14.4 million, from $202,300,574 at December 31, 1996, to $216,745,292 at September 30, 1997. The changes resulted primarily from increases in net loans receivable and investment securities, with a related increase of FHLBA advances.

Stockholders' Equity increased $1,199,378 from December 31, 1996, to September 30, 1997, as follows:

     Balance at December 31, 1996 ...................         $ 20,518,292
     Net income .....................................            1,630,444
     Dividends declared .............................             (519,431)
     (Increase)/decrease in unrealized losses
       on marketable securities .....................               95,463
     Refund of overpayment on
       exercise of stock options ....................               (7,098)
                                                                    ------
     Balance at September 30, 1997 ..................         $ 21,717,670
                                                              ============

Results of Operations
Quarters ended September 30, 1997 and 1996

FLAG Financial reported net income in the third quarter of 1997 of $502,264, or $0.25 per share, up from a net loss of $1,610,220, or $0.79 per share, in the third quarter of 1996. Annualized return on average assets was 0.85 % in the third quarter of 1997, while annualized return on average equity was 9.48 %. The improvement in profitability was primarily due to the fact that the year-ago period included a $2.3 million charge related to a portfolio of equipment leases

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
sold to the Bank through Bennett Funding Group, Inc. As has been previously reported, the Bank is in the process of finalizing negotiations of a settlement with the bankruptcy trustee in the Bennett Funding case. The settlement is contingent upon a satisfactory settlement agreement as well as bankruptcy court approval. The year-ago figure also reflected a special assessment totaling $1,150,000 to fund the Savings Association Insurance Fund ("SAIF").

Total interest income decreased 1.8% to $4,332,833 in the third quarter of 1997 from $4,413,774 in the comparable period in 1996, while total interest expense increased 3.1% to $2,367,086, versus $2,294,922 in the comparable period in 1996. Net interest income decreased approximately 7.2% to $1,965,747 in the third quarter of 1997 from $2,118,852 in the third of 1996. The decrease in net interest income is the result of a decrease in late fees on mortgage loans, a decrease in interest income from loans held for sale, lower income from deferred fees, and a higher balance of FHLBA advances. Late fees on mortgage loans decreased approximately $33,000 from the comparable period in 1996. Interest income from loans held for sale decrease approximately $30,000, and deferred fees decreased approximately $9,000 from the comparable 1996 period. FHLBA advance expense increased approximately $79,000 as compared to the third quarter of 1996. This was the result of an increase in FHLBA advances of approximately $6.1 million. The advances were used to support a higher average cash balance and for the purchase of loans and investment securities.

After a loan loss provision of $150,000 in the third quarter of 1997, versus a provision for loan losses of $2,550,000 (including the Bennett Funding charge) in the third quarter of 1996, net interest income after provision for loan losses was $1,815,747, up from a net interest loss after provision for loan losses of $431,148 in the third quarter of 1996.

Other income increased 14.7% to $910,820 in the third quarter of 1997 from $793,751 in the third quarter of 1996, with a large portion of that increase attributable to higher fee income and service charges. Fees and service charges increased 10.3% to $688,744 in the third quarter of 1997 from $624,366 in the third quarter of 1996. Gains on sale of loans, investments, mortgage-backed securities and real estate (net) increased 4.7% to $142,461 from $136,103 in the third quarter of 1996.

Total operating expenses decreased 33.7% to $1,974,879 in the third quarter of 1997 from $2,979,316 in the third quarter of 1996. Excluding the $1,150,000 SAIF assessment that was included in operating expenses in the third quarter of 1996, operating expense growth would have been 8.0%. This growth in expenses was due to normal increases in operating expenses, although cost reductions did occur in federal deposit insurance premiums and data processing expense.

Results of Operations
Nine months ended September 30, 1997 and 1996

FLAG Financial reported net income in the first nine months of 1997 of $1,630,444, or $0.80 per share, up from a net loss of $596,746, or $0.30 per share, for the comparable period in 1996. Annualized return on average assets was 0.95 % in the first nine months of 1997, while annualized return on average equity was 10.56 % in the first nine months of 1997. As was the case with the third quarter, much of the improvement in earnings was due to the absence in 1997 of the Bennett Funding charges and the SAIF assessment, although earnings also benefited from growth in other income.

Total interest income decreased 2.7% to $12,786,109 in the first nine months of 1997 from $13,139,674 in the comparable period in 1996, while total interest expense declined 1.2% to $6,811,493 from $6,897,093 in the comparable period in 1996. Net interest income decreased 4.3% to $5,974,616 from $6,242,581. The decrease in net interest income was the result of higher earning assets in the first nine months of 1996 versus earning assets in 1997. After a loan loss provision of $424,000 in the first nine months of 1997, versus $3,334,529 in the comparable period of 1996, net interest income after provision for loan losses was $5,550,616, versus $2,908,052 in the comparable period of 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Other income increased 4.7% to $2,479,119 in the first nine months of 1997 from $2,368,610 in the first nine months of 1996, with the increase primarily attributable to higher fee income and service charges. Fees and service charges increased 8.0% to $1,961,354 in the first nine months of 1997 from $1,815,983 in the first nine months of 1996. Gains on sale of loans, investments, mortgage-backed securities and real estate (net) decreased 22.2% to $310,321 from $399,079 in the first nine months of 1996. This decrease was the result of a $116,000 gain on sale of FNMA stock in the first quarter of 1996.

Total operating expenses decreased 11.6% to $5,591,227 in the first nine months of 1997 from $6,328,144 in the first nine months of 1996. Excluding the $1,150,000 SAIF assessment, operating expense growth would have been 8.0%. This increase is the result of higher compensation and benefits from the Bank's investment in key people to help manage the growth of the Bank's assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Provision for Loan and Lease Losses

Management utilizes a systematic methodology to independently evaluate the adequacy of the allowance for loan and lease losses. The adequacy of the allowance for loan and lease losses is determined through management's informed judgment concerning the amount of risk inherent in the Bank's loan and lease portfolios. This judgment is based on such factors as the levels of nonperforming and substandard loans and leases, portfolio mix, borrowers' financial condition, estimated underlying collateral values, current and prospective local economic conditions, and historical loss experience. Management expects the allowance to increase as the Bank continues to expand its following loan portfolios: consumer, commercial loans and leases, and commercial real estate. Actual losses in the form of loans charged-off during the nine months ended September 30, 1997, and the year ended December 31, 1996, are presented as follows:

                                                  September 30,     December 31,
                                                       1997             1996
                                                       ----             ----
Average net loans ..............................   $152,897,498    $151,084,000
Allowance for possible loan and lease losses,
  Beginning of period ..........................      4,339,000       1,339,000
Charge-offs for the period:
  Consumer loans ...............................         57,000          87,000
  Commercial loans and leases ..................          1,000               -
  Residential construction loans ...............              -          22,000
  Residential mortgage loans ...................        106,000         410,000
  Commercial real estate loans .................              -               -
                                                       --------         --------
      Total charge-offs ........................        164,000         519,000
                                                       --------         --------
Recoveries for the period:
  Consumer loans ...............................         40,000          35,000
  Commercial loans and leases ..................          1,000               -
  Residential construction loans ...............              -               -
  Residential mortgage loans ...................          5,000               -
  Commercial real estate loans .................              -               -
                                                       --------         --------
      Total recoveries .........................         46,000          35,000
                                                       --------         --------
Net charge-offs for the period .................        118,000         484,000
Provision for loan and lease losses ............        424,000       3,484,000
Allowance for possible loan and lease losses,
  End of period ................................   $  4,645,000      $4,339,000
                                                   ============      ==========
Ratio of allowance for loan and lease losses to
  average net loans outstanding ................           3.04%           2.84%
Ratio of net charge-offs during the period to
  average net loans and leases outstanding
  during the period ............................           0.08%           0.32%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following table represents the allocation of the allowance as of the dates indicated:

                                           September 30,         December 31,
                                               1997                  1996
                                               ----                  ----
                                                Percent of           Percent of
                                        Amount  Total Loans  Amount  Total Loans
                                        ------  -----------  ------  -----------
Residential mortgage loans ........  $        -       -%   $               -%
Commercial real estate loans ......     190,000    0.12%      261,000    0.17%
Consumer loans ....................       2,000    0.01%        7,000    0.01%
Commercial loans and leases .......   2,580,000    1.61%    2,978,000    1.93%
Residential construction loans ....           -       -%            -        %
                                      ---------    -----    ---------    -----
    Total loans allocated..........   2,772,000    1.74%    3,246,000    2.11%
Unallocated allowance .............   1,873,000    1.17%    1,093,000    0.71%
                                      ---------    -----    ---------    -----
    Total allowance for possible
      loan and lease losses .......  $4,645,000    2.91%   $4,339,000    2.82%
                                     ==========    =====   ==========    =====

The Bank continues to monitor the credit quality of its loan and lease portfolio. The following table represents the non-accrual loans and other nonperforming assets as of the dates indicated. Interest income is recognized on a cash basis for these loans.

                                                  September 30,     December 31,
                                                       1997             1996
                                                       ----             ----
Non-accruing loans:
  Residential mortgage loans:
    Residential 1-4 family .....................     $1,129,000      $1,327,000
    Multi-family ...............................           --              --
    Commercial real estate loans ...............        902,000         662,000
    Consumer loans .............................         70,000          83,000
    Commercial loans and leases ................      4,616,000       4,616,000
                                                     ----------      ----------
      Total non-accruing loans and leases ......      6,717,000       6,688,000
  Real estate acquired through foreclosure
    and other repossessed collateral ...........        348,000         525,000
                                                     ----------      ----------
      Total nonperforming assets ...............     $7,065,000      $7,213,000
                                                     ==========      ==========

Ratio of total nonperforming assets to:
  Total loans and real estate acquired
    through foreclosure ........................           4.40%           4.70%
  Total assets .................................           2.96%           3.25%

                           FLAG FINANCIAL CORPORATION

                           PART II. OTHER INFORMATION





ITEM 6.

 (a)  EXHIBITS.
         The following exhibit is filed herewith:
                Exhibit No.          Description
                -----------          -----------
                    27               Financial data schedule (For SEC use only)

 (b) Current Reports on Form 8-K. No Current Reports on Form 8-K were filed in the quarter ended September 30, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             FLAG FINANCIAL CORPORATION
                                                 (Registrant)

Date: November 14, 1997                        /s/ Ellison C. Rudd
                                            ----------------------------
                                                   Ellison C. Rudd
                                                Chief Financial Officer
                                                (Duly authorized officer)

                                  EXHIBIT INDEX

Exhibit Number    Description                                       Page Number
--------------    -----------                                       -----------

     27           Financial Data Schedule (for SEC use only)            16