Form 10-K/A
period 1996-12-31
FLAG FINANCIAL CORP
filed 1998-02-18
CIK 897509

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                Ammendment No.1

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

                           FLAG FINANCIAL CORPORATION


                           Annual Report on Form 10-K/A
                   For the Fiscal Year Ended December 31, 1996

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

                                     Part II

7.    Management's Discussion and Analysis of Financial
         Condition and Results of Operations ...........................   41

8.    Financial Statements and Supplementary Data ......................   41

                                    Part III

                                      None

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


                                                             December 31,
                                            1996      1995      1994      1993     1992
                                           ---------------------------------------------
                                                        (dollars in thousands)

Commercial/financial/agricultural.......  $10,209  $10,262    $5,707    $2,497    $9,713
Real estate construction................   11,812    9,665     9,032     5,140     3,996
Real estate mortgage....................  112,107  112,694   116,362   114,871   114,269
Installment loans to individuals........   18,166   14,732     8,066     7,914     8,153
Lease financings........................    7,571    6,654     8,354     6,553     4,002
                                           ------   ------   -------   -------   -------
     Total..............................  159,865  154,007   147,521   136,975    140,133
                                           ------   ------   -------   -------   -------
Less:
Undisbursed proceeds on
     loans in process...................    2,663    4,978     4,869     1,254     1,681
Deferrred loan fees and discounts.......      219      287       309       330       401
Allowance for loan losses...............    4,339    1,339     1,244       882       683
                                          --------  ------   -------   -------    ------
Total net loans......................... $152,644  147,403   141,099   134,509   137,368
                                          ========  ======   =======   =======   =======


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

    The following table summarizes the Bank's allocation of the allowance for loan losses for each of the following types of loans at the dates indicated.


                                                              At December 31,
                                                              ---------------
                                              1996                 1995                  1994
                                      -------------------   --------------------  -------------------
                                               Percent of           Percent of             Percent of
                                      Amount   Total Loans  Amount  Total Loans   Amount   Total Loans
                                      ------   -----------  ------  -----------   ------   -----------
                                                          (dollars in thousands)

Permanent mortgage loans.. ..........  $ --        --      $    16     0.01%      $ --          --
Commercial real estate loans ........     261     0.17%        257     0.17%        53         0.04%
Consumer loans ......................       7     0.01%         19     0.01%        35         0.02%
Commercial loans & leases ...........   2,978     1.93%       --        --          --          --
Residential construction loans ......    --        --         --        --          --          --
                                       ------     ----      ------     ----       -----        -----
  Total loans .......................  $3,246     2.11%     $  292     0.19%        88         0.06%

Unallocated allowance ...............   1,093     0.71       1,047     0.70      1,156         0.78%
                                       ------     ----      ------     ----       -----        -----
  Total allowance for possible
    loan losses .....................  $4,339     2.82%     $1,339     0.89%     1,244         0.84%
                                       ======     ====      ======     ====       =====        =====

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

    The following table sets forth information regarding changes in the allowance for loan losses for the periods indicated.


                                                 Years Ended December 31,
                                                 ------------------------
                                                 1996        1995        1994
                                               --------     -------     -------
                                                    (dollars in thousands)

Average net loans ...........................  $151,084    $146,144     $141,640

Allowance for possible loan losses,
 beginning of the period ....................     1,339       1,244          882

Charge-offs for the period:
  Consumer loans ............................        87         118           88
  Commercial loans/leases ...................        --          --           --
  Residential construction loans ............        22          23            2
  Residential mortgage loans ................       410          60           35
  Commercial real estate loans ..............        --         364           --
                                               --------    --------     --------

     Total charge-offs.......................  $    519    $    565    $     125
                                               --------    --------     --------

Recoveries for the period:
  Consumer loans.............................  $     35    $     30           46
  Commercial loans/leases ...................        --          --           --
  Residential construction loans ............        --          --            1
  Residential mortgage loans ................        --          --           --
  Commercial real estate loans ..............        --          --           --
                                               --------    --------     --------

     Total recoveries........................  $     35    $     30           47
                                               --------    --------     --------
       Net charge-offs for the period .......       484         535           78

Provision for loan losses ...................     3,484         630          440
                                               --------    --------     --------

Allowance for possible loan losses,
 end of period ..............................  $  4,339    $  1,339        1,244
                                               ========    ========     ========

Ratio of allowance for loan losses to
 total net loans outstanding ................     2.84%       0.91%        0.88%

Ratio of net charge-offs during the
 period to average net loans outstanding
 during the period ..........................     0.32%       0.37%        0.06%

Risk Elements

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

                                                   December 31,
                                                   ------------
                                       1996      1995      1994    1993    1992
                                     --------  --------  -------  ------  ------
                                               (dollars in thousands)

Nonaccruing loans                    $6,688    $1,394     $2,751  $3,280  $3,505
Loans past due 90 days
     and still accruing..........       --        --        --      --       --
Troubled debt restructuring .....       --        --        --      --       --

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

     There may be additional loans within the Bank's portfolio that may become classified as conditions dictate; however, management was not aware of any such loans that are material in amount at December 31, 1996. At December 31, 1996, management was unaware of any known trends, events or uncertainties that will have, or that are reasonably likely to have a material effect on the Bank's liquidity, capital resources or operations.

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

    The following table sets forth the book value of the Bank's investments at the dates indicated.

                                                 At December 31,
                                                 ---------------
                                         1996         1995          1994
                                       --------     --------      --------
                                              (dollars in thousands)

Mortgage-backed securities ..........  $37,920      $44,608       $49,983
U.S. Government and federal
 agency securities ..................    4,018        9,250        17,250
Other debt securities ...............    1,096            -           401
Interest-bearing deposits
 and bankers' acceptances ...........    3,557        1,539         3,334
FHLB stock and
 other equity investments ...........    3,857        7,210         4,466
Federal funds sold ..................        -        2,010             -
                                       -------      -------       -------

Total ...............................  $50,448      $64,617       $75,434
                                       =======      =======       =======

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


                                              December 31,
                                          ------------------
                                    1996                         1995
                          ------------------------------------------------------
                         Interest                    Interest
Type of Account            Rate    Amount  Percent(1)  Rate     Amount    Percent
---------------           ------   ------   -------   ------    ------    -------
                                         (dollars in thousands)

Regular savings deposits   2.75%   $16,514     9.27%   2.75%   $ 16,401     9.22%
NOW accounts...........    2.25%    28,820    16.19    2.25%     27,977    15.67
Super NOW accounts.....    2.70%     1,828     1.03    2.70%      2,100     1.24
Money market deposits..    3.20%    14,709     8.26    3.20%     15,438     8.68
                                   -------    -----            --------   ------
   Total...............            $61,871    34.75%           $ 61,916    34.81%
                                   -------    -----            --------    -----

Certificates of deposit  Below 4% $     50     0.03%  Below 4% $     89    0.05%
                             4-6%   84,258    47.34      4-6%    60,608   34.08
                             6-8%   31,821    17.88      6-8%    54,731   30.77
                            8-10%        -        -     8-10%       504    0.29
                                  --------    ------           --------   ------
Total time deposits ..            $116,129    65.25%           $115,932   65.19%
                                  --------    -----            --------   ------


   Total deposits.....            $178,000   100.00%           $177,848   100.00%
                                  ========   ======            ========   ======





                                 December 31,
                             ------------------         Increase (Decrease)
                                    1994                   During the
                          ---------------------------      Year Ended
                         Interest                          December 31,
Type of Account            Rate    Amount  Percent(1)         1996
---------------           ------   ------   -------        --------
                            (dollars in thousands)

Regular savings deposits   2.75%   $15,976     9.64%       $   113
NOW accounts...........    2.25%    22,752    13.73            843
Super NOW accounts.....    2.70%     1,859     1.12           (272)
Money market deposits..    3.20%    16,466     9.94           (729)
                                   -------    -----         ------
   Total...............            $57,053    34.43%       $   (45)
                                   -------    -----         ------

Certificates of deposit  Below 4% $ 12,383     7.47%       $   (39)
                             4-6%   80,122    48.35         23,650
                             6-8%   14,603     8.81        (22,910)
                            8-10%    1,560     0.94           (504)
                                  --------    ------        ------
Total time deposits ..            $108,667    65.57%       $   197
                                  --------    -----         ------


   Total deposits.....            $165,720   100.00%       $   152
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

                                        At and for the Years Ended December 31,
                                        ---------------------------------------
                                          1996         1995           1994
                                          ----         ----           ----
                                               (dollars in thousands)

Balance, end of period ...............  $17,371       $29,504       $43,281
Highest month-end balance ............  $25,413       $39,230       $48,222
Weighted average interest rate
 at end of period ....................     5.28%         5.47%         5.84%
Average balances for period ..........  $21,585       $31,962       $36,567
Weighted average interest rate
 during the period ...................     5.32%         5.82%         4.50%

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




                                     PART II


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operation

General

FLAG Financial Corporation ("FLAG") is a unitary thrift holding company that owns 100 percent of the common stock of First Federal Savings Bank of LaGrange (the "Bank"). The Bank is a federally chartered stock savings bank doing business in west central Georgia. The Bank is a full-service, retail oriented community bank primarily engaged in retail banking, small business, residential and commercial real estate lending and mortgage banking.

In 1993, the shareholders of the Bank approved the organization of FLAG as a holding company for the Bank (the "Reorganization"). The Reorganization was effective on March 1, 1994, when each share of the outstanding common stock of the Bank automatically was converted into one share of the common stock of FLAG, and the Bank became a wholly-owned subsidiary of FLAG.

Because the primary activity of FLAG is the ownership and operation of the Bank, FLAG's financial performance is determined primarily by the operation of the Bank. Accordingly, the discussion below relates principally to the operation of the Bank. As used herein, the term "FLAG" includes FLAG and, where appropriate, the Bank. The following discussion presents financial information regarding FLAG for periods ending after the Reorganization and for the Bank for periods ending prior to the Reorganization. This discussion and the financial information contained herein are presented to assist the reader in understanding and evaluating the financial condition, results of operations and future prospects of FLAG and should be read as a supplement to and in conjunction with the Consolidated Financial Statements and related notes.

Forward-Looking Statements

In the following pages, the management of FLAG presents an analysis of FLAG's financial condition as of December 31, 1996, as well as comparisons to prior years. In addition to this historical information, the following discussion contains forward-looking statements that involve risks, estimates, expectations and other uncertainties. Economic circumstances beyond the control of FLAG as
well  as  FLAG's   operations   and  actual   financial   results  could

TABLE 1
                                                   December 31,
                                         ---------------------------------
                                        1996           1995            1994
                                        ----           ----            ----
Net Interest Income ............    $ 8,172,716     $ 7,282,756     $ 6,836,718
Provision for Loan Losses ......     (3,484,529)       (630,000)       (440,000)
Other Income ...................      2,992,798       2,459,034       1,879,726
Operating Expenses .............     (8,169,833)     (6,040,872)     (5,527,953)
                                    -----------     -----------     -----------
Pretax Income ..................       (488,848)      3,070,918       2,748,491
Provision for Income Taxes .....        311,222      (1,044,911)       (980,639)
                                    -----------     -----------     -----------
Net Income / (Loss) ............    ($  177,626)    $ 2,026,007     $ 1,767,852
                                    ===========     ===========     ===========

differ significantly from the assumptions and figures discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy, changes in the interest rates in the nation and changes in the interest rates in FLAG's general market area.


Operating Results

FLAG reported a consolidated net loss for the year ended December 31, 1996 of $177,626, or $0.09 per share, a decrease of $2,203,633 from consolidated net income of $2,026,007, or $0.97 per share, for 1995. FLAG's consolidated net income for the year ended December 31, 1994 was $1,767,852, or $0.85 per share. The two largest factors in the decrease in 1996's earnings when compared to 1995 were charges related to Bennett Funding Group, Inc. ("Bennett Funding") and an assessment to recapitalize the Savings Association Insurance Fund ("SAIF"), both of which are discussed in further detail below. Excluding non-recurring charges, net income for the year ended December 31, 1996 was $2,453,000, or $1.18 per share, versus $2,026,000, or $0.97 per share, for the year ended December 31, 1995.

Bennett Funding Group, Inc.

Bennett Funding is an equipment leasing and finance company based in Syracuse, New York. For several years, FLAG, along with many other financial institutions and individuals throughout the United States, invested in office equipment leases sold through Bennett Funding. During 1996, Bennett Funding filed for Chapter 11 bankruptcy protection, and certain officers of Bennett Funding are being investigated for possible wrongdoing, including but not limited to criminal securities fraud. As a result of the Chapter 11 bankruptcy filing, the collection of cash flows and the values associated with these leases became less certain, and to reflect this possible loss in value, the Bank established a specific reserve for possible Bennett Funding losses of $678,000 in the second quarter of 1996.

After further review and consultation with regulatory authorities and advisors to the Bank, it was determined that an additional special provision of $2.3 million should be added to the reserves of $678,000. Reflecting the additional provision of $2.3 million, approximately $3.0 million in reserves was established in connection with the portfolio. As part of this review, it was also determined that the $4.5 million in equipment leases should be classified as "Doubtful," a classification which generally requires reserves equal to 50 percent of the carrying value of the asset.

Although the establishment of this level of reserves reflects the risk that significantly less than book value will be realized from these leases, it in no way limits the amount of recovery sought by the Bank. Although there is no way to anticipate the timing or ultimate resolution of the Bennett Funding matter, the Company continues to seek full recovery of the amounts invested and is aggressively pursuing legal and other actions to seek such recovery.

SAIF Assessment

On September 30, 1996, President Clinton signed legislation providing for a special assessment on financial institutions whose deposits are insured by SAIF of the Federal Deposit Insurance Corporation ("FDIC"). Pursuant to the new law, a one-time fee was paid by all SAIF-insured institutions at the rate of 65.7 cents per $100 of deposits held by such institutions at March 31, 1995. The money collected will recapitalize the SAIF reserve to the level required by law. In September 1996 the Company recorded an expense of $1,156,000 for this assessment.

The new law provides for the merger, subject to certain conditions, of the SAIF into the Bank Insurance Fund ("BIF") by 1999 and also requires BIF-insured institutions to share in the payment of interest on the bonds previously issued by a specially created government entity, the Financing Corporation ("FICO"), the proceeds of which were applied toward resolution of the thrift industry crisis in the 1980s. Beginning on January 1, 1997, SAIF-insured institutions began paying deposit insurance premiums at an annual rate of approximately 6.4 basis points of their insured deposits, and BIF-insured institutions began paying deposit insurance premiums at an annual rate of approximately 1.3 basis points of their insured deposits towards the payment of interest on the FICO bonds. These FICO interest premiums are in addition to the insurance premiums paid by SAIF-insured institutions to maintain the SAIF reserve at its required level (which ranges from zero basis points to 27 basis points pursuant to the current risk classification system).

Based on the Company's insured deposits at December 31, 1996, the expected new deposit insurance premium level, inclusive of the payment of interest on the FICO bonds, would result in an estimated 1997 pre-tax savings of approximately $300,000 beginning in the March 1997 quarter.

Table 1 provides a summary and the following discussion provides a more detailed explanation of operating results for the three year period ending December 31, 1996.

Net Interest Income

Net interest income (interest income less interest expense) increased from $6,836,718 in 1994 to $7,282,756 in 1995 and to $8,172,716 in 1996. Net interest income is determined by the amount of interest-earning assets compared to interest-bearing liabilities and their related yields and costs. The difference between the weighted average interest rates earned on interest-earning assets

TABLE 2
                                            YEAR ENDED DECEMBER 31,
                                                    1996
                                   ---------------------------------------------
                                                    INCOME         WEIGHTED
                                      AVERAGE         OR           AVERAGE
                                      BALANCE       EXPENSE         RATE
                                   ---------------------------------------------

Interest-earning assets:
Loans ............................  $151,084,092   $14,039,683      9.29%
Mortgage-backed securities .......    40,000,629     2,458,011      6.14%
Investment securities ............    11,254,754       698,079      6.20%
Interest -bearing deposits
 in other banks...................     1,692,240        90,599      5.35%
Federal funds sold ...............     1,342,879        76,988      5.73%
Repurchase agreements ............          --            --        --
Other short-term investments .....          --            --        --
                                     -----------   -----------      -----
Total interest-
 earning assets ..................  $205,374,594   $17,363,360      8.45%
                                    ============   ===========      ====

Interest-bearing liabilities:
Savings deposits .................   $55,508,307    $1,485,966      2.68%
Other time deposits ..............   114,371,184     6,525,050      5.71%
Federal funds purchased ..........       206,710        11,665      5.64%
FHLB advances ....................    21,530,738     1,167,963      5.42%
                                      ----------     ---------      ----

Total interest-bearing
 liabilities .....................  $191,616,939    $9,190,644      4.80%
                                    ============    ==========      ====

Interest rate spread .............                                  3.65%
Net interest margin ..............                                  3.98%
Interest-earning assets/
interest -bearing liabilities ....                                   107%

                                          YEAR ENDED DECEMBER 31,
                                                   1995
                                   ---------------------------------------
                                                    INCOME         WEIGHTED
                                   AVERAGE           OR            AVERAGE
                                   BALANCE         EXPENSE          RATE
                                   ---------------------------------------

Interest-earning assets:
Loans ............................  $146,143,602  $12,745,773       8.72%
Mortgage-backed securities .......    46,239,347    3,018,244       6.53%
Investment securities ............    19,006,528    1,247,822       6.57%
Interest -bearing deposits
in other banks ...................     2,959,588      138,372       4.68%
Federal funds sold ...............       333,088       18,238       5.48%
Repurchase agreements ............          --           --          --
Other short-term investments .....          --           --          --
                                    -----------   ----------     --------
Total interest-
  earning assets .................  $214,682,153  $17,168,449       8.00%
                                    ============  ===========       ====
Interest-bearing liabilities:
Savings deposits .................   $49,777,172   $1,473,125       2.96%
Other time deposits ..............   114,793,340    6,551,062       5.71%
Federal funds purchased ..........          --           --          --
FHLB advances ....................    31,961,667    1,861,506       5.82%
                                    -----------   ----------     --------
Total interest-bearing
  liabilities ....................   196,532,179    9,885,693       5.03%
                                     ===========    =========       ====

Interest rate spread .............                                  2.97%

Net interest margin ..............                                  3.39%
 .............
Interest-earning assets/
interest -bearing liabilities ....                                  109%

                                            YEAR ENDED DECEMBER 31,
                                                   1994
                                    --------------------------------------
                                                   INCOME         WEIGHTED
                                      AVERAGE        OR           AVERAGE
                                      BALANCE      EXPENSE         RATE
                                    --------------------------------------
Interest-earning assets:
Loans ............................  $140,610,236  $11,273,849       8.02%
Mortgage-backed securities .......    47,673,253    2,550,982       5.35%
Investment securities ............    19,065,624    1,125,221       5.90%
Interest -bearing deposits
in other banks ...................     3,226,604      108,438       3.36%
Federal funds sold ...............          --           --           --
Repurchase agreements ............          --           --           --
Other short-term investments .....          --           --           --

                                    -----------   ----------     --------
Total interest-
  earning assets .................  $210,575,717  $15,058,490       7.15%
                                    ===========    ==========    ========

Interest-bearing liabilities:
Savings deposits .................   $50,608,968   $1,469,691       2.90%
Other time deposits ..............   104,059,715    5,059,436       4.86%
Federal funds purchased ..........          --           --           --
FHLB advances ....................    36,000,834    1,692,645       4.70%
                                     -----------    ---------    --------
Total interest-bearing
  liabilities ....................   190,669,517    8,221,772       4.31%
                                    ===========    ==========    ========
Interest rate spread .............                                  2.84%
Net interest margin ..............                                  3.25%
Interest-earning assets/
interest -bearing liabilities ....                                   110%

TABLE 3
                                                    Year Ended December 31,
                                                1996         1995          1994
                                           -------------------------------------

Average net loans .........................   $151,084    $146,144    $141,640
Allowance for loan losses,
  beginning of period .....................      1,339       1,244         882
Charge-offs for the period
    Consumer loans ........................         87         118          88
    Commercial loans ......................          0         364           2
    Permanent mortgage loans ..............        410          60          35
    Residential construction loans ........         22          23           0
                                              --------    --------    --------
        Total charge-offs .................        519         565         125
                                              --------    --------    --------
Recoveries for the period
    Consumer loans ........................         35          30          46
    Commercial loans ......................          0           0           0
    Permanent mortgage loans ..............          0           0           1
    Residential construction loans ........          0           0           0
                                              --------    --------    --------
        Total recoveries ..................         35          30          47
                                              --------    --------    --------
Net charge-offs for the period ............        484         535          78
Provision for loan losses .................      3,484         630         440
Allowance for loan losses, end of period...   $  4,339    $  1,339    $  1,244
Ratio of allowance for loan losses to
     total net loans outstanding ..........       2.84%       0.91%       0.88%
Ratio of net charge-offs to average
     net loans for the period .............       0.32%       0.37%       0.06%


(i.e., loans and investment securities) and the weighted average interest rates paid on interest-bearing liabilities is called the net interest spread. Another measure of the difference in interest income earned versus interest expense paid is net interest margin. Net interest margin is calculated by dividing net interest income by average earning assets. Table 2 presents, for the three years ended December 31, 1996, the Bank's average balances of interest-earning assets and interest-bearing liabilities and the weighted average interest rates earned and paid on those balances. In addition, interest rate spreads, net interest margins and the ratio of interest-earning assets versus interest-bearing liabilities for those years are presented.

TABLE 4
                                                Year Ended December 31,
                                           1996           1995            1994
                                      ------------------------------------------
Checking accounts
Number of accounts ................         14,628         13,689         12,541
Balance ...........................    $45,356,770    $45,515,784    $41,077,917
Average balance per account .......    $     3,101    $     3,325    $     3,275
Deposit related fees ..............    $ 1,621,516    $ 1,435,076    $ 1,284,169

TABLE 5
                                    Annual Mortgage Loan Production
                             1996                1995               1994
                      ----------------------------------------------------------
                       No.     Amount       No.     Amount     No.     Amount
                      ----------------------------------------------------------
Mortgage types originated
Conforming .......     552   $45,879,255    392   $32,468,141  491   $37,964,116
VA/FHA ...........     255    17,788,369    229    15,859,414  263    18,724,503
                       ---    ----------    ---    ----------  ---    ----------
    Total activity     807   $63,667,624    621   $48,327,555  754   $56,688,619
                       ===   ===========    ===   ===========  ===   ===========


As shown in Table 2, the Bank's average interest-earning assets increased from $210,575,717 in 1994 to $214,682,153 in 1995 but decreased to $205,374,594 in
1996, while average interest-bearing liabilities increased from $190,669,517 in 1994 to $196,532,179 in 1995 but decreased to $191,616,939 in 1996. The Bank's net interest margin was 3.25% in 1994, 3.39% in 1995 and 3.98% in 1996. Throughout 1994 interest rates increased dramatically, causing the Bank's net interest spread and margin to decline. The reason for this is that when interest rates increase, deposit rates respond more quickly than interest rates on loans and most securities, which typically have longer terms. In 1995 interest rates reached the peak of this interest rate cycle early in the year and then started declining. When interest rates decline, as they did throughout most of 1995, interest rate spreads and net interest margins typically widen again, because interest rates paid on deposits normally adjust more quickly than interest rates earned on loans and most securities. In 1996, interest rates remained fairly stable, although long-term interest rates generally rose more than short-term rates. As a result, the Bank's net interest spread and margin increased due primarily to a higher rate earned on loans and a slight moderation in the rates paid on deposit accounts.

Provision For Possible Loan Loss

Table 3 presents an analysis of the provision for possible loan loss and activities in the allowance for possible loan losses account for the past three years. An allowance for possible losses is provided through charges to the Bank's expenses in the form of a provision for possible loan loss. The provision for possible loan losses was $440,000 in 1994, $630,000 in 1995 and $3,484,000 in 1996. The large increase in the provision for loan losses from 1995 to 1996 is directly attributable to the Bennett Funding matter, as previously discussed. Excluding the provision associated with Bennett Funding, the provision for loan losses would have been $506,000. The Bank determines the level of the provision for possible loan losses based on outstanding loan and lease balances and the levels of nonperforming assets and assets classified as substandard, doubtful or loss, together with an analysis of historical loss experience, economic conditions and specific problem and potential problem loans and leases in the Bank's portfolio.

Historically, the Bank's loan portfolio has consisted primarily of loans secured by one-to-four family residential properties, and actual losses have not been significant. The Bank also provides other services and loan products to meet the growing financial needs of the Bank's communities, including consumer loans, commercial loans and commercial real estate loans. Because these loans present a somewhat higher credit risk than loans secured by residential properties, management has significantly increased the allowance for loan losses compared to historic levels to reflect the increased potential for future losses. Excluding the portion of the provision that was attributable to Bennett Funding, the provision for loan losses in 1996 would have been $124,000 less than the provision in 1995.

As shown in Table 3, the year-end allowance for possible loan losses increased from $1,244,000 at December 31, 1994 to $1,339,000 at December 31, 1995 and to
$4,339,000 at December 31, 1996. The allowance for possible losses has increased from 0.88% of net outstanding loans at December 31, 1994 to 0.91% of net outstanding loans at December 31, 1995 and to 2.84% at December 31, 1996. Management believes that the allowance for possible loan losses for each of the past three fiscal years is both adequate and appropriate. However, the future level of the allowance for loan losses is highly dependent upon future developments surrounding the Bennett Funding matter and cannot be anticipated with a high degree of certainty.

Other Income

As shown in Table 1, other income increased from $1,879,726 in 1994 to $2,459,034 in 1995 and to $2,992,798 in 1996. The increase in other income in 1996 was due to a combination of higher fee and service charge income as well as to an increase in gains from the sale of investment securities and loans. The increase in other income in 1995 compared to 1994 was due to an increase in deposit related fees (see Table 4).

Table 5 reflects the Bank's mortgage banking activity for each of the three years in the period ended December 31, 1996. This table shows that mortgages originated for sale in the secondary mortgage market were $56,688,619 in 1994 but were only $48,327,555 in 1995 and increased to $63,667,624 in 1996. Gains on sales of mortgage loans decreased from $707 in 1994 to a loss of $42,497 in 1995 and increased to $246,800 in 1996. Mortgage rates increased dramatically throughout 1994, which significantly reduced mortgage loan origination volumes and opportunities to sell mortgages at gains. Although mortgage interest rates significantly declined in the latter half of 1995, they did not reach low enough levels to produce significant mortgage refinancing activity, and the Bank's overall volume in 1995 was even lower than 1994. In 1996, loan originations accelerated in part due to continued strong economic conditions and generally stable interest rates.

Table 4 presents the results of the Bank's checking account acquisition program. As seen in this table, checking accounts increased from 12,541 accounts with balances totaling $41,077,917 at December 31, 1994 to 13,689 accounts with balances of $45,515,784 at December 31, 1995 and to 14,628 accounts with balances totaling $45,356,770 at December 31, 1996. Fee income related to these accounts has increased from $1,284,169 in 1994 to $1,435,076 in 1995 and to $1,621,516 in 1996.

As this table shows, the Bank remains successful in the acquisition of personal and commercial checking accounts. These checking accounts provide the Bank with additional fee income and noninterest-bearing funds. Management believes that its continued focus on mortgage banking activities and the acquisition of checking accounts is necessary to increase noninterest income.


Operating Expenses

Operating expenses increased from $5,527,953 in 1994 to $6,040,872 in 1995 and to $8,169,833 in 1996. Employee compensation and benefits increased from $2,149,214 in 1994 to $2,337,143 in 1995 and to $2,581,523 in 1996. In 1994, a
loan production office was opened in Auburn, Alabama, an appraisal services office was opened and in the fourth quarter of the year a large drive-up facility was opened in LaGrange across from the main office to relieve congestion at the main office. The increase in employee compensation and benefits in 1995 reflects a full year's operation of the drive-up facility mentioned above and the opening of a full-service branch on the east sector of LaGrange, near Interstate 85 south and West Georgia Commons Mall. The increase in employee compensation and benefits in 1996 was primarily due to normal increases in compensation levels as well as to the hiring of several key individuals during the year.

FDIC deposit insurance premiums were $436,665 in 1994, $459,581 in 1995 and $1,666,101 in 1996. The large increase in 1996 was due to the one-time SAIF assessment of $1,156,000, as was previously discussed.

Advertising expense was $264,020 in 1994, $178,394 in 1995 and $210,190 in 1996.
The decrease in 1995 reflects the conclusion of certain promotional campaigns which were implemented during 1994. The increase in 1996 was due to increased promotional efforts surrounding the previously mentioned full-service branch on the east sector of LaGrange as well as increases associated with the Bank's checking account acquisition program.

General and payroll tax expense was $292,428 in 1994, $270,451 in 1995 and $343,875 in 1996. The decrease in 1995 and the increase in 1996 were partly due to changes in the overall level of compensation as well as to timing differences on the recognition of such expenses.

The growth in the number of loan and deposit accounts, significant increases in the number of transactions, new costs associated with check imaging and the increase in the number of automatic teller machines added in 1994 and 1995

TABLE 6                                              December 31,
                                        -------------------------------------
                                               1996                1995
                                               ----                ----

Total assets .....................        $221,957,881          $232,105,364
Loans- net........................         152,644,436           147,402,036
Securities .......................          46,412,092            60,556,400
Deposits .........................         177,999,415           177,848,121
FHLB advances ....................        $ 17,370,833          $ 29,504,167

TABLE 7                                              December 31,
                                   ---------------------------------------------
                                           1996                       1995
                                           ----                       ----
                                     Amount    Percent      Amount      Percent

Residential mortgages ........     $ 78,263      48.96%    $ 88,719      57.61%
Commercial real estate loans .       33,844      21.17%      23,976      15.57%
Consumer loans ...............       18,166      11.36%      14,732       9.57%
Commercial loans/leases.......       17,780      11.12%      16,916      10.98%
Residential construction loans       11,812       7.39%       9,664       6.28%
                                   --------     ------     --------      ------
  Gross loans receivable .....     $159,865     100.00%    $154,007     100.00%

continued to drive up data processing expenses. They increased from $414,045 in 1994 to $480,209 in 1995 and to $520,762 in 1996.

Other operating expenses were $644,328 in 1994,  $775,874 in 1995 and $1,018,751 in 1996. The increase in 1995 is attributable to local and wide area networks and new image statement processing that were introduced in 1995 . With this new imaged statement process, customers receive images of their checks, up to 24 to a page, in an easier to read format. Storage is much easier for the customer with this new system. Future savings to the Bank should be obtained through reduced postage costs and research time. The increase in 1996 was largely due to investments in the Bank's new leasing program and research-related expenses associated with the Bennett Funding matter.

Provision For Income Taxes

The provision for income taxes increased from $980,639 in 1994 to $1,044,911 in 1995 and decreased to $(311,222) in 1996. The effective actual tax rate for each of those years (tax provision as a percentage of income before taxes) was 35.7%, 34.0% and (63.7)%, respectively. The income tax benefit recorded in 1996 resulted from the net loss before income taxes during that year. Management deemed the items creating the 1996 loss to be temporary in nature, therefore resulting in the recording of a deferred tax asset representing the tax effect of future taxable benefits which could be recognized.

Financial Condition

As presented in Table 6, total assets decreased approximately $10,147,000 from $232,105,364 at December 31, 1995 to $221,957,881 at December 31, 1996. Total
liabilities decreased $9,967,559, from $211,407,148 at December 31, 1995 to $201,439,589 at December 31, 1996. The decrease in liabilities primarily resulted from a decrease in Federal Home Loan Bank advances of $12,133,334. Stockholders' equity declined $179,924 from $20,698,216 at December 31, 1995 to $20,518,292 at December 31, 1996.

Investment and Mortgage-Backed Securities

Investment securities and mortgage-backed securities decreased $14,144,308 from December 31, 1995 to December 31, 1996. This decrease resulted from sales, normal paydowns and prepayments of securities. In 1995, various held-to-maturity mortgage-backed securities were transferred to the available-for-sale category as allowed by Financial Accounting Standards Board Special Report, "A Guide to Implementation of Statement 115."

Loans

Gross loans receivable increased by approximately $5,858,000 in 1996, from approximately $154,007,000 at December 31, 1995 to approximately $159,865,000 at December 31, 1996. This increase was the result of growth in consumer loans and commercial loans and mortgages. As shown in Table 7, commercial mortgages increased by approximately $9,868,000, consumer loans increased by approximately $3,434,000 and commercial loans and leases increased by approximately $864,000. The decrease in residential mortgages resulted from the Bank's policy of selling originated long-term fixed rate mortgages and the normal paydown and prepayment of portfolio mortgages.

Deposits

Total deposits increased $151,294 during 1996, from $177,848,121 at December 31, 1995 to $177,999,415 at December 31, 1996. As shown in Table 8, commercial checking was the largest component of the increase, with an increase of approximately $1,904,000. There was also an increase of approximately $310,000 in passbook and other savings and certificates of deposit.

FHLB Advances

As shown in Table 6, Federal Home Loan Bank advances decreased by approximately $12,133,000 in 1996. Even though loan demand was strong in 1996, stable deposits and reductions in investment and mortgage-backed securities allowed management to reduce advances from the Federal Home Loan Bank.

TABLE 8                                                    December 31,
                                                 -------------------------------
                                                     1996              1995
                                                     ----              ----
Commercial checking ......................       $ 11,352,839       $  9,448,925
Retail checking and NOW accounts .........         19,294,867         20,628,369
MMDA's ...................................         14,709,064         15,438,490
Passbook and other savings ...............         16,514,007         16,401,140
Certificates of deposit ..................        116,128,638        115,931,197
                                                 ------------       ------------
Total Deposits ...........................       $177,999,415       $177,848,121
                                                 ============       ============

TABLE 9
                                                    Maturing or Repricing in
                                                                Over
(Dollars in Thousands)             1 Year  1-3 Years 3-5 Years 5 Years   Total
                                  --------------------------------------------
Interest-earning assets:
  Adjustable rate mortgages and
    mortgage-backed securities ..  $80,852   $8,160        $0       $0   $89,012
  Fixed rate mortgages and
    mortgage-backed securities ..   28,114    8,325     6,411   25,235    68,085
  Other loans ...................   20,082    4,105     2,370    4,200    30,757
  Investment securities .........    4,858    1,982         0    2,113     8,953
  Interest-bearing deposits
    in other banks ..............    3,557        0         0        0     3,557
                                  --------  -------    ------  -------  --------
    Total interest rate
       sensitive assets ......... $137,463  $22,572    $8,781  $31,548  $200,364
                                  ========  =======    ======  =======  ========
Interest-bearing liabilities:
  Fixed maturity deposits .......  $84,679  $18,059   $10,496   $2,895  $116,129
  NOW and money market demand
    accounts ....................   20,949    5,256     3,384    7,397    36,986
  Passbook accounts .............    9,585      690       537    5,702    16,514
  Federal  funds purchased ......    2,210        0         0        0     2,210
  FHLB advances .................   15,950      400         0    1,021    17,371
                                    ------      ---         -    -----    ------
    Total interest rate
       sensitive liabilities      $133,373  $24,405   $14,417  $17,015  $189,210
                                  ========  =======   =======  =======  ========

Interest sensitivity gap ........   $4,090 ($1,833)  ($5,636)  $14,533   $11,154
Cumulative interest rate
      sensitivity gap ... .......   $4,090   $2,257  ($3,379)  $11,154   -------
Cumulative interest rate
      sensitivity gap
      to total assets ...........     1.84%   1.02%   -1.52%    5.03%   -------

Asset-Liability Management

A primary objective of FLAG's asset and liability management program is to control exposure to interest rate risk (the exposure to changes in net interest income due to changes in market interest rates) so as to enhance its earnings and protect its net worth against potential loss resulting from interest rate fluctuations.

Historically, the average term to maturity or repricing (rate changes) of the assets of the Bank (primarily loans and investment securities) has exceeded the average repricing period of the Bank's liabilities (primarily deposits and borrowings). Table 9 provides information about the amounts of interest-earning assets and interest-bearing liabilities outstanding for the year ended December 31, 1996 that are expected to mature, prepay or reprice in each of the future time periods shown (i.e., the interest rate sensitivity). As presented in this table, at December 31, 1996, the Bank's assets subject to rate changes within one year exceeded its liabilities subject to rate changes within one year. This mismatched condition subjects the Bank to interest rate risk within the one year period because the assets, due to their generally shorter term to maturity or repricing, are more sensitive to short-term interest rate changes than the liabilities. It is management's belief that the result of this position would be an increase in net interest income if market interest rates rise and a decrease in net interest income if market interest rates decline.

Management carefully measures and monitors the Bank's interest rate sensitivity and believes that its operating strategies offer protection against interest rate risk. As required by regulations of the Office of Thrift Supervision ("OTS"), the Board of Directors of the Bank has established an interest rate risk policy which sets specific limits on interest rate risk exposure. Adherence to this policy is reviewed quarterly by the Board of Directors' Asset Liability Committee.

To help manage interest rate risk, mortgage-backed securities (MBSs), collateralized mortgage obligations (CMOs) and callable agency securities with step-up features (Agency Step-ups) have been acquired for the Bank's investment portfolio. Some of these securities (CMOs and Agency Step-ups) are considered derivative investments. Derivatives within the portfolio are primarily U.S. Agency debt securities with adjustable and step-up coupons. Many of the CMOs coupons adjust monthly. Most of the others adjust semi-annually or annually. Although most of these derivatives have adjustable coupons, if market interest rates increase more rapidly than maximum incremental interest rate resets of the security, the market value of the security will be less than its book value. However, the same is generally true for all adjustable rate securities. Notes 3 and 4 to the Consolidated Financial Statements disclose the unrealized gains and losses in the Bank's investment portfolio.

Management has maintained positive ratios of average interest-earning assets to average interest-bearing liabilities. As represented in Table 2 this ratio, based on average balances for the respective years, was 110% in 1994, 109% in 1995 and 107% in 1996.

Liquidity

The Bank is required under federal regulations to maintain in cash and eligible short-term investment securities a monthly average of 5% of net withdrawable deposits and borrowings payable in one year or less. The Bank's average liquidity in December 1996 was 7.36% of the aggregate of the prior month's daily average deposits and short-term borrowings. The Bank's liquidity was 7.75% at December 31, 1996 and 9.60% at December 31, 1995.

The Bank's primary sources of liquidity (funds) are deposit inflows, loan repayments, proceeds from sales of loans and securities, advances from the Federal Home Loan Bank of Atlanta (the "FHLBA") and earnings from investments. Short-term deposits, particularly noninterest-bearing checking accounts, are becoming a more significant source of liquidity than they have been historically to the Bank. Advances from the FHLBA were $29,504,167 and $17,370,833, respectively, at December 31, 1995 and 1996.

Subject to certain limitations, the Bank may borrow funds from the FHLBA in the form of advances. Credit availability from the FHLBA to the Bank is based on the Bank's financial and operating condition. Credit availability from the FHLBA to the Bank was approximately $58 million at December 31, 1996. In addition to creditworthiness, the Bank must own a minimum amount of FHLBA capital stock. This minimum is 5.00% of outstanding FHLBA advances. Unused borrowing capacity at December 31, 1996 was $40.6 million. The Bank uses FHLBA advances for both long-term and short-term liquidity needs. Other than normal banking operations, the Bank has no long-term liquidity needs. The Bank has never been involved with highly leveraged transactions that may cause unusual potential long-term liquidity needs.

The Consolidated Statements of Cash Flows for the years ended December 31, 1995 and 1996 detail the Bank's sources and uses of funds for those periods.

TABLE 10
                                     Required      Actual        Excess
                                     Capital       Capital      Capital
                                     -------       -------      -------
                                          (Dollars in Thousands)
Tangible capital .............        $3,340       $19,694      $16,354
                                       1.50%         8.84%        7.34%
Core capital .................        $6,681       $19,694      $13,013
                                       3.00%         8.84%        5.84%
Risk-based capital ...........       $12,000       $21,568       $9,568
                                       8.00%        14.38%        6.38%

TABLE 11
                                     Total Risk-   Tier 1 Risk-     Tier 1
                                     Based Ratio   Based Ratio   Leverage Ratio*
                                    ------------  ------------   ---------------
Well capitalized .................. 10% or above   6% or above   5% or above
Adequately capitalized ............  8% or above    4% or above   4% or above
Under capitalized .................    Under 8%       Under 4%      Under 4%
Significantly under capitalized ...    Under 6%       Under 3%      Under 3%
----------
*Note: A "Critically under capitalized" category exists for institutions whose Tier 1 Leverage Ratio is less than 2%.


Capital Adequacy

Adequate capital provides the foundation for balance sheet expansion and protection against unforeseen losses. The OTS requires the Bank to maintain certain minimum capital levels. As can be seen from examining Table 10, the Bank's capital levels at December 31, 1996 significantly exceeded the regulatory capital requirements. The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") required federal banking agencies to take "prompt corrective action" with regard to institutions that do not meet minimum capital requirements. As a result of FDICIA, the federal banking agencies introduced an additional capital measure called the "Tier 1 risk-based capital ratio." The Tier 1 ratio is the ratio of core capital to risk adjusted total assets. Table 11 presents a summary of FDICIA's capital tiers. The Bank met all requirements of the "well-capitalized" institution at December 31, 1996.

In October 1995, FLAG purchased 128,100 shares of its common stock in the open market for $12.75 per share. Since it is not the intent of management to reissue these shares, these shares were classified as authorized but unissued at December 31, 1995. No shares were repurchased in 1996.

Impact of Inflation and Changing Prices

The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in relative purchasing power over time due to inflation.

Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation. The liquidity and maturity structures of FLAG's assets and liabilities are critical to the maintenance of acceptable performance levels.

Statement of Management's Responsibility

Management of FLAG is responsible for the preparation and integrity of the consolidated financial statements and other information presented in this Annual Report. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles applied on a consistent basis, and necessarily include amounts that are based on best estimates and judgments with appropriate consideration to materiality.

Management also is responsible for maintaining a system of internal accounting controls. The purpose of the system is to provide reasonable assurance that assets are safeguarded and that the books reflect only authorized transactions of FLAG. The system includes proper segregation of duties, the establishment of appropriate policies and procedures, and careful selection, training and supervision of qualified personnel. In addition, both the independent certified public accountants and the internal auditor periodically review the system of internal accounting controls and report their findings to the Audit Committee of the Board of Directors.

The Board of Directors pursues its responsibility for reported financial information through its Audit Committee. The Audit Committee meets with management, the internal auditor and independent certified public accountants to assure that they are carrying out their responsibilities and to discuss auditing, internal control and financial reporting matters. Both the internal auditor and the independent certified public accountants have free and separate access to the Audit Committee. The minutes of all Audit Committee meetings are presented to the Board of Directors for their review and approval.

Accounting Rule Changes

In 1994, the Bank adopted Financial Accounting Standards Board Statement No. 115 ("FASB 115"), "Accounting for Certain Investments in Debt and Equity Securities." Prior to implementing FASB 115, investment and mortgage-backed securities were stated at cost, adjusted for amortization of premiums and accretion of discounts. These securities were carried at cost because the Bank had the ability and intent to hold the securities to maturity. Certain debt securities and marketable equity securities were carried at the lower of cost or market. Accounting changes related to adopting FASB 115 require that securities held for short-term resale are classified as trading securities and carried at fair value. Debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premiums and accretion of discounts using methods approximating the interest method. Other marketable securities are classified as available-for-sale and are carried at fair value. Realized and unrealized gains and losses on trading securities are included in income. Unrealized gains and losses on securities classified as available-for-sale are recognized as a direct increase or decrease in stockholders' equity. However, the OTS and other financial institution regulators do not require financial institutions to report unrealized gains and losses in their securities available-for-sale portfolio as a separate component of shareholders' equity. In fact, unrealized gains and losses related to securities available-for-sale have no regulatory capital effect.

As mentioned  previously in "Investment and  Mortgage-Backed  Securities" and in
Note 4 to the Consolidated Financial Statements, various held-to-maturity mortgage-backed securities were transferred in 1995 to the available-for-sale classification as permitted by Financial Accounting Standards Board Special Report, "A Guide to Implementation of Statement 115."

In March 1995, the Financial Accounting Standards Board ("FASB") issued its Statement of Financial Accounting Standards No. 121 ("FASB 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." FASB 121 requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. In addition, FASB 121 requires long-lived assets and certain intangibles to be disposed of to be reported at the lower of carrying amount or fair value less costs to sell. FASB 121 is effective for fiscal years beginning after December 15, 1995. Management does not expect the application of this pronouncement to have a material effect on the Company's financial statements.

In May 1995, FASB issued its Statement of Financial Accounting Standards No. 122 ("FASB 122"), "Accounting for Mortgage Servicing Rights." FASB 122 requires entities to allocate the cost of acquiring or originating mortgage loans between the mortgage servicing rights and the loans, based on their relative fair values, if the bank sells or securitizes the loans and retains the mortgage servicing rights. In addition, FASB 122 requires entities to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. FASB 122 is effective for fiscal years beginning after December 15, 1995. Management does not expect the application of this pronouncement to have a material effect on the Company's financial statements.

In June 1996, FASB issued its Statement of Financial Accounting Standards No. 125 ("FASB 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." FASB 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. In addition, a transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. FASB 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Management does not expect the application of this pronouncement to have a material effect on the financial statements of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             Table of Contents to Consolidated Financial Statements

                                                                          Pages
Independent Auditors' Report.......................................         20

Consolidated Statements of Condition at December 31, 1996 and 1995          21

Consolidated Statements of Income for Each of the Three Years in the
  Period Ended December 31, 1996................................         22-23

Consolidated Statements of Stockholders' Equity for Each of  the Three
  Years in the Period Ended December 31, 1996..................             23

Consolidated Statements of Cash Flows for Each of the Three Years in
  the Period Ended December 31, 1996.............................        24-25

Notes to Consolidated Financial Statements........................       26-46

Independent Auditors' Report


Board of Directors
FLAG Financial Corporation
LaGrange, Georgia


We have audited the accompanying consolidated statements of condition of FLAG Financial Corporation and its subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the management of FLAG Financial Corporation and its subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FLAG Financial Corporation and its subsidiaries as of December 31, 1996 and 1995, and the results of their operations and cash flows for each of the three years in the period ended December 31,
1996, in conformity with generally accepted accounting principles.


/s/ Robinson, Grimes & Company, P.C.

Certified Public Accountants


Columbus, Georgia
January 31, 1997

CONSOLIDATED STATEMENTS OF CONDITION

                                                             DECEMBER 31,
                                                         1996           1995
                                                         ----           ----
ASSETS
Cash and due from banks .........................   $  2,527,785   $  4,301,653
Interest bearing deposits .......................      3,557,138      1,538,601
Federal funds sold ..............................              0      2,010,000
                                                       ---------      ---------
   Cash and cash equivalents ....................      6,084,923      7,850,254
Proceeds receivable from secondary market .......      1,162,121      2,482,757
Investment securities available-for-sale
  at fair value ................................       7,057,494     14,555,238
Mortgage-backed securities held-to-maturity
  (fair value of$3,108,722 in 1996 and
  $3,772,337 in 1995) .........................        3,209,696      3,897,180
Mortgage-backed securities available-for-sale
at fair value ...................................     34,249,002     40,208,082
Investment in limited partnership ...............      1,475,000      1,000,000
Investment required by law - FHLB stock - at cost      1,895,900      1,895,900
Loans receivable - net ..........................    152,644,436    147,402,036
Loans held for sale .............................        343,677         30,750
Mortgage servicing rights .......................      1,703,710      1,455,983
Accrued interest and dividends receivable .......      1,763,345      1,750,434
Real estate acquired through foreclosure ........        524,703        800,714
Fixed assets - net ..............................      5,417,962      5,572,290
Deferred income taxes ...........................      1,711,438        690,891
Refundable income taxes .........................        301,549         88,164
Cash surrender value of life insurance ..........      1,910,657      1,832,000
Other assets ....................................        502,268        592,691
                                                    ------------   ------------
        Total assets ............................   $221,957,881   $232,105,364
                                                    ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
   LIABILITIES

Savings accounts .................................   $177,999,415   $177,848,121
Federal funds purchased ..........................      2,210,000              0
Advances from Federal Home Loan Bank .............     17,370,833     29,504,167
Advances from borrowers for taxes and insurance ..        709,672        971,777
Advances payable to secondary market .............      1,982,676      1,788,205
Accrued interest on savings and borrowings .......        323,783        399,390
Dividends payable on common stock ................        173,144        143,603
Other liabilities ................................        670,066        751,885
                                                     ------------   ------------
    Total liabilities ............................    201,439,589    211,407,148
                                                     ------------   ------------

STOCKHOLDERS' EQUITY

Preferred stock (10,000,000 shares authorized;
  none issued and outstanding) ...............               0                0
Common stock,($1 par value, 20,000,000 shares
  authorized, 2,036,990 shares issued and
  outstanding in 1996, and 2,044,100 shares
  issued and 1,916,000 shares outstanding
  in 1995) ...................................       2,036,990        1,916,000
Additional paid-in capital ...................       8,044,728        7,519,001
Retained earnings - substantially restricted .      10,732,992       11,580,579
Net unrealized loss on securities
  available-for-sale .........................        (296,418)        (317,364)
   Total stockholders' equity ................      20,518,292       20,698,216
                                                    ----------       ----------
   Total liabilities and stockholders' equity    $ 221,957,881    $ 232,105,364
                                                 =============    =============
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
                                               YEAR ENDED DECEMBER 31,
                                          1996          1995           1994
                                          ----          ----           ----
INTEREST INCOME
 Interest and fees on loans .........  $14,039,683   $12,745,773   $11,273,849
 Interest and dividends on
   investments ......................      698,079     1,247,822     1,125,221
 Interest on mortgage-backed
   securities .......................    2,458,011     3,018,244     2,550,982
  Interest on time deposits .........      167,587       156,610       108,438
                                      ------------  ------------  ------------
      Total interest income .........   17,363,360    17,168,449    15,058,490
                                      ------------  ------------  ------------

INTEREST EXPENSE
 Interest on savings ................    8,011,016     8,024,187     6,529,127
 Interest on borrowings .............    1,179,628     1,861,506     1,692,645
                                      ------------  ------------  ------------
      Total interest expense ........    9,190,644     9,885,693     8,221,772
                                      ------------  ------------  ------------
   Net interest income before
    provision for loan losses .......    8,172,716     7,282,756     6,836,718

PROVISION FOR LOAN LOSSES ...........    3,484,529       630,000       440,000
                                      ------------  ------------  ------------
   Net interest income after
    provision for loan losses .......    4,688,187     6,652,756     6,396,718
                                      ------------  ------------  ------------

OTHER INCOME
 Gain on sales of investment
   securities .......................      206,873       133,627        23,038
 Gain (loss) on sales of loans ......      246,800       (42,497)          707
 Gain (loss) on sales of
   mortgage-backed securities .......       12,506        85,440        (2,354)
 Fees and service charges ...........    2,395,829     2,140,872     1,717,407
 Miscellaneous.......................      210,433       109,074       189,767
 Gain (loss) on real estate - net ...      (79,643)       32,518       (48,839)
                                      ------------  ------------  ------------
   Total other income ...............    2,992,798     2,459,034     1,879,726
                                      ------------  ------------  ------------
   Income before operating
    expenses and income taxes .......    7,680,985     9,111,790     8,276,444
                                      ------------  ------------  ------------

OPERATING EXPENSES
Compensation
    Directors and executive committee       83,100        86,000        78,150
    Officers and employees ..........    1,996,150     1,857,636     1,702,964
Pension and other employee benefits .      585,373       479,507       446,250
Office occupancy expense ............      261,507       246,133       216,442
 Federal insurance premiums .........    1,666,101       459,581       436,655
 Furniture, fixtures and equipment
   expenses .........................      213,637       151,250       132,893
 Advertising ........................      210,190       178,394       264,020
 General and payroll tax expense ....      343,875       270,451       292,428
 Legal, professional and supervisory
   exams ............................      419,476       249,694       211,564
 Printing and postage ...............      296,915       299,865       264,214
 Data processing ....................      520,762       480,209       414,045
 Depreciation .......................      553,996       506,278       424,000
 Other expenses .....................    1,018,751       775,874       644,328
                                      ------------  ------------  ------------
   Total operating expenses .........    8,169,833     6,040,872     5,527,953
                                      ------------  ------------  ------------
   Income (loss) before provision
    (benefit) for income taxes ......     (488,848)    3,070,918     2,748,491

See Notes to Consolidated Financial Statements

PROVISION (BENEFIT) FOR INCOME TAXES ...     (311,222)    1,044,911      980,639
                                           ----------    ----------   ----------
    Net income (loss) ..................   $ (177,626)   $2,026,007   $1,767,852
                                           ==========    ==========   ==========

EARNINGS (LOSS) PER COMMON SHARE:
Net income (loss) ...................      $     (.09)   $     1.02   $      .88
                                                  ====         ====         ====
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                  COMMON      ADDITIONAL                        NET            TOTAL
                                     COMMON       STOCK        PAID-IN        RETAINED       UNREALIZED    STOCKHOLDERS'
                                     STOCK    DISTRIBUTABLE    CAPITAL        EARNINGS       LOSS ON AFS      EQUITY
                                     -----    -------------    -------        --------       -----------      ------
Balance, January 1, 1994 ........  $ 1,006,250   $1,006,250   $ 7,867,500   $ 9,993,733    $         0   $ 19,873,733
 Initial adoption of SFAS No. 115         --           --            --            --          213,552        213,552
 Common stock distribution ......    1,006,250   (1,006,250)            0             0              0              0
 Increase in unrealized loss on
   marketable equity securities .            0            0             0             0     (2,239,961)    (2,239,961)
 Net income .....................            0            0             0     1,767,852              0      1,767,852
 Dividends declared .............            0            0             0      (603,750)             0       (603,750)
                                     --------------------------------------------------------------------------------
Balance, December 31, 1994 ......    2,012,500            0     7,867,500    11,157,835     (2,026,409)    19,011,426
 Common stock options exercised .       26,793            0        97,605             0              0        124,398
 Issuance of common stock .......        4,807            0        54,679             0              0         59,486
 Repurchase of common stock .....     (128,100)           0      (500,783)   (1,004,389)             0     (1,633,272)
 Decrease in unrealized loss on
   securities available-for-sale             0            0             0             0      1,709,045      1,709,045
 Net income .....................            0            0             0     2,026,007              0      2,026,007
 Dividends declared .............            0            0             0      (598,874)             0       (598,874)
                                     --------------------------------------------------------------------------------
Balance, December 31, 1995 ......    1,916,000            0     7,519,001    11,580,579       (317,364)    20,698,216
Common stock options exercised ..      120,207            0       517,520             0              0        637,727
Issuance of common stock ........          783            0         8,207             0              0          8,990
Decrease in unrealized loss on
  securities available-for-sale .            0            0             0             0         20,946         20,946
Net loss ........................            0            0             0      (177,626)             0       (177,626)
Dividends declared ..............            0            0             0      (669,961)             0       (669,961)
                                   -----------------------------------------------------------------------------------
 Balance, December 31, 1996 .....  $ 2,036,990   $        0   $ 8,044,728   $10,732,992    $  (296,418)  $ 20,518,292
                                   ==================================================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               YEAR ENDED DECEMBER 31,
                                          1996            1995           1994
                                          ----            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ......................    $ (177,626)  $  2,026,007   $  1,767,852
                                       ----------   ------------   ------------

Adjustments to reconcile net income to net cash
 provided by operating activities:
Provision for loan losses .........     3,484,529        630,000        440,000
Provision for depreciation ........       553,996        506,278        424,000
Amortization of premiums/
  discounts on securities .........       236,685        148,757        238,474
Amortization of mortgage
  servicing rights ................       203,666        203,665         69,535
Gain on sales of investment
  securities available-for-sale ...      (206,873)      (133,627)       (23,038)
(Gain) loss on sales of loans .....      (246,800)        42,497           (707)
(Gain) loss on sales of
 mortgage-backed securities
 available-for-sale ...............       (12,506)       (85,440)         2,354
(Gain) loss on sales of real
  estate acquired through
  foreclosure before provision
  for losses ......................        79,643        (32,518)        48,839
(Gain) loss on sales of fixed
  assets ..........................           400         (9,148)       (10,813)
(Increase) decrease in loans
  held-for-sale ...................      (312,927)        22,050      2,671,753
Cash value of life insurance ......       (54,655)       (50,000)             0
(Increase) decrease in proceeds
  receivable ......................     1,320,636     (1,359,294)       557,432
(Increase) decrease in accrued
  interest and dividends
  receivable ......................       (12,911)        97,975       (424,998)
Increase in deferred income taxes .    (1,033,206)       (78,049)       (39,525)
(Increase) decrease in estimated
  refundable income taxes .........      (213,385)       (74,024)       130,646
Decrease in deferred origination
  fees/costs ......................       (69,082)       (21,543)       (21,265)
Increase (decrease) in accrued
  interest on savings and
  borrowings ......................       (75,607)        57,166        148,214
Other - net .......................       (72,852)       357,221       (453,328)
                                          -------        -------       --------
    Total adjustments .............     3,568,751        221,966      3,757,573
                                       ----------       --------     ----------
    Net cash provided by
     operating activities .........     3,391,125      2,247,973      5,525,425
                                       ----------     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities
  of investment securities
  available-for-sale ..............    16,609,727     18,601,248      7,134,746
Proceeds from sales and
  maturities of mortgage-backed
  securities available-for-sale ...     6,099,005     10,047,401      3,586,660
Maturities of mortgage-backed
  securities held-to-maturity .....             0              0        660,281
Proceeds from sales of
  fixed assets ....................           389         14,000         22,376
Proceeds from sales of
  FHLB stock ......................             0        318,500        370,600
Investment in foreclosed real
  estate ..........................      (238,138)    (1,525,138)      (457,372)
Proceeds from sales of
  foreclosed real estate ..........       516,326        989,228        577,849
Net change in loans ...............    (2,952,229)    (2,313,658)     18,401,005
Purchase of investment securities
  available-for-sale ..............    (8,909,864)   (10,024,257)   (23,338,491)

                                                YEAR ENDED DECEMBER 31,
                                          1996            1995          1994
                                          ----            ----          ----
CASH FLOWS FROM INVESTING ACTIVITIES: (Continued)
Purchase of mortgage-backed
  securities available-
  for-sale ........................    (4,647,760)    (9,176,680)   (18,846,976)
Purchase of mortgage-backed
  securities held-to-maturity .....             0              0     (9,149,250)
Purchase of loans .................      (449,683)      (275,601)    (9,890,358)
Investment in limited partnership .      (475,000)      (250,000)      (150,000)
Purchase of FHLB stock ............             0              0       (712,600)
Purchase of fixed assets ..........      (400,457)    (1,065,156)      (841,587)
Investment in mortgage servicing
  rights ..........................      (451,393)       (34,141)    (1,508,846)
Acquisition of cash value of
  life insurance ..................       (24,002)    (1,782,000)             0
                                          -------     ----------     ----------
    Net cash used in investing
     activities ...................      4,676,921     3,523,746    (34,141,963)
                                       -----------    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in savings
  accounts ..................             151,294     12,127,395      2,904,727
Net increase in federal
  funds purchased ...........           2,210,000              0              0
Proceeds from FHLB advances .          16,000,000     67,800,000    123,500,000
Repayment of FHLB advances ..         (28,133,334)   (81,576,389)  (100,719,444)
Increase (decrease) in
  advances payable to
  secondary market ..........             194,471        294,131       (465,473)
Increase (decrease)
  in advances from
  borrowers for taxes
  and insurance .............            (262,105)      (214,534)       738,656
Issuance of common stock ....             646,717        183,884              0
Repurchase of common stock ..                   0     (1,633,272)             0
Cash dividends paid .........            (640,420)      (606,209)      (603,750)
                                         --------       --------       --------
 Net cash provided by
    (used in) financing
    activities ..............          (9,833,377)    (3,624,994)    25,354,716
                                       ----------     ----------     ----------
 Net increase (decrease)
    in cash and cash
    equivalents .............          (1,765,331)     2,146,725     (3,261,822)
 Cash and cash equivalents,
    January 1 ..............            7,850,254      5,703,529      8,965,351
                                        ---------      ---------      ---------
 Cash and cash equivalents,
    December 31 .............     $     6,084,923  $   7,850,254  $   5,703,529
                                  ===============  =============  =============

CASH AND CASH EQUIVALENTS:
 Cash and due from banks ....     $     2,527,785  $   4,301,653  $   4,265,250
 Interest bearing deposits ..           3,557,138      1,538,601      1,438,279
 Federal funds sold .........                   0      2,010,000              0
                                                -      ---------              -
   Total cash and cash
     equivalents ............     $     6,084,923  $   7,850,254  $   5,703,529
                                  ===============  =============  =============

Supplemental Disclosure of Noncash Financing Activities -
   Increase (decrease) in
     dividends payable ......              29,541        (7,335)              -




See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 1996

1.   Nature of Operations

     FLAG Financial Corporation's primary operations are carried out through First Federal Savings Bank of LaGrange. The Savings Bank provides financial services to individuals and corporate customers. The Savings Bank is subject to the regulations of certain Federal agencies and undergoes periodic examinations by those regulatory authorities. The Savings Bank is located in LaGrange, Georgia and has loan origination offices in Columbus, Georgia and Auburn, Alabama. The Savings Bank's subsidiary, Piedmont Mortgage Service, Inc. provides appraisal services to the Savings Bank and other financial institutions and brokerage services to individuals. Piedmont is also located in LaGrange, Georgia.

2.    Summary of Significant Accounting Policies

     Principles of Consolidation - The consolidated financial statements include the accounts of FLAG Financial Corporation ("FLAG") FLAG's wholly-owned subsidiary, First Federal Savings Bank of LaGrange ("the Savings Bank"), and the Savings Bank's wholly-owned subsidiary, Piedmont Mortgage Service, Inc. (Piedmont). All significant intercompany accounts and transactions have been eliminated.

     Investment and Mortgage-Backed Securities - Securities that are held for short-term resale are classified as trading securities and carried at fair value. Debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method. Other marketable securities are classified as available-for-sale and are carried at fair value. Realized and unrealized gains and losses on trading securities are included in net income. Unrealized gains and losses on securities available-for-sale are recognized as direct increases or decreases in stockholders' equity net of applicable income taxes. Cost of securities sold is recognized using the specific identification method.


     Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities. Mortgage-backed securities are carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts. Premiums and discounts are amortized over the remaining period to contractual maturity, adjusted for anticipated prepayments. Mortgage-backed securities also includes collateralized mortgage obligations for which certain factors such as prepayments and interest rates may affect the yield or recoverability.

     Investment in Limited Partnership - The Savings Bank owns a 39.6% interest in a limited partnership, Guilford Georgia Affordable Housing Fund V, L.P. The partnership invests in multi-family real estate and passes low income housing credits to the investors. The Savings Bank recognizes these tax credits in the year received and accounts for the investment on the cost basis which approximates the value on the equity method.


2.   Summary of Significant Accounting Policies (Continued)

     Investment Required by Law - The Savings Bank is required as a member of the FHLB system to maintain a specified level of investment in FHLB stock. The stock investment is carried at cost because it represents a restricted investment for which there is no market value.

     Loans Held for Sale - Loans held for sale represent mortgage collateralized loans which the Savings Bank intends to sell to the secondary market. These loans are carried at the lower of their aggregate cost or market value. A valuation allowance is established by direct charges to income when the market value is less than the cost.

     Accrued Interest and Dividends Receivable - Interest and dividends due to the Savings Bank, but not yet received, are calculated through year end and accrued for reporting purposes based on normal accounting procedures. An allowance for accrued interest on loans under foreclosure, bankruptcy, and uncollectible loans reduces accrued interest and dividends receivable for financial statement reporting.


     Loans  Receivable  -  Loans  receivable  are  stated  at  unpaid  principal
     balances,   less  the   allowance   for  loan  losses,   and  net  deferred
     loan-origination fees and discounts.

     The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Savings Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

     For loans originated prior to 1988, amounts for loan origination fees in excess of origination costs were amortized into income over an estimated average loan term using a method which approximates the level-yield method. When these loans were paid off or sold before the expiration of such period, the remaining deferred fee was credited to income. For loans originated after 1987, loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount is amortized as an adjustment of the related loan's yield in accordance with Financial Accounting Standards Board Statement No. 91.

     Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

     Foreclosed Real Estate - Real estate properties acquired through, or in lieu of foreclosure are initially recorded at fair value less estimated costs to sell at the date of foreclosure, which becomes the property's new basis. Any write-downs based on the asset's fair value at date of acquisition are charged to the allowance for loan losses. Costs incurred in maintaining foreclosed real estate and subsequent write-downs to reflect declines in the fair value of the property are included in gain (loss) on real estate - net. Costs incurred to bring the property to a rentable or salable condition are capitalized.


     Fixed Assets and Related Depreciation - Fixed assets are stated at cost and are depreciated principally on the straight-line method for financial reporting purposes, at various rates, to extinguish the cost over the estimated useful lives of the assets as follows:

     Buildings and improvements                         15 - 40 years
     Furniture, fixtures and equipment                   3 - 10 years

     Mortgage Servicing Rights - Mortgage servicing rights include all purchased mortgage servicing rights and originated mortgage servicing rights since January 1, 1995, the date the Savings Bank adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights". (See Note 7 for further description.) The carrying value of mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues. Management periodically evaluates mortgage servicing rights and the related amortization in relation to estimated future net servicing revenues taking into consideration changes in interest rates, current prepayment rates, and expected future cash flows. Management evaluates the carrying value of the servicing portfolio by estimating the future net servicing income of the portfolio based on estimated remaining loan lives on an undiscounted basis for pools of loans with similar characteristics, including interest rate, loan term and origination dates.

     Gain or Loss on Sales of Loans - The Savings Bank periodically generates additional funds for lending by selling whole and participating interests in residential and commercial real estate loans. Gains or losses on such sales are recognized at the time of the sale and are determined by the difference between the net sales proceeds and the unpaid principal balance of the loans sold, adjusted for any deferred fees or costs, yield differential, servicing fees and servicing costs applicable to future years. Net fee income from originating these loans is included as part of gain or loss on sale of loans along with direct operating expenses when the loans are sold servicing released, when loans are sold with servicing retained, a portion of the operating expenses may be allocated to mortgage servicing rights. In addition, any loans held for sale are carried at lower of cost or market, as determined on an aggregate basis.


     Income Taxes - FLAG files a consolidated income tax return with the Savings Bank and reports for income taxes on substantially the same basis as for financial statement purposes except for timing differences related to the basis of available-for-sale securities, loan origination fees, allowance for loan losses and alternative methods of depreciation of fixed assets. Deferred income taxes represent the future tax consequences and are provided on these timing differences when material.


     Earnings Per Share - Earnings per share are calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding after consideration of the dilutive effect of stock options outstanding as of the date of issuance of the financial statements.


     Statements of Cash Flows - For purposes of the statements of cash flows, FLAG considers all cash and due from banks, interest-bearing deposits, and federal funds sold to be cash equivalents.


     Reclassifications - Certain items in the 1995 and 1994 financial statements have been reclassified in order to be in conformity with the 1996 statement presentation.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


     Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan losses and foreclosed real estate, management obtains independent appraisals for significant properties.


     A significant portion of the Savings Bank's loan portfolio consists of single-family residential loans originated in local markets. Accordingly, the ultimate collectibility of a substantial portion of the Savings Bank's loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions.

     While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Savings Bank's allowances on loan losses and foreclosed real estate. Such agencies may require the Savings Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change materially in the near term.

3.   Investment Securities

     Investment securities available-for-sale at December 31, 1996 consist of the following:
                                           GROSS        GROSS
                          AMORTIZED     UNREALIZED    UNREALIZED      FAIR
                             COST         GAINS         LOSSES        VALUE
                             ----         -----         ------        -----
 Equity securities .... $ 1,960,918    $   5,891    $   (7,583)   $ 1,959,226
 U.S. Government and
    federal agencies ..   4,018,271        2,109       (27,409)     3,992,971
 State and local
    governments .......     114,695          712             0        115,407
 Corporate debt
    securities ........     980,790        9,100             0        989,890
                            -------        -----             -        -------
                        $ 7,074,674    $  17,812    $  (34,992)   $ 7,057,494
                        ===========    =========    ==========    ===========


     Investment securities available-for-sale at December 31, 1995 consist of the following:
                                         GROSS          GROSS
                         AMORTIZED     UNREALIZED     UNREALIZED        FAIR
                            COST         GAINS         LOSSES           VALUE
                            ----         -----         ------           -----
  Equity securities .   $  5,314,238   $       3    $  (2,867)   $  5,311,374
  U.S. Government and
    federal agencies       9,250,230      37,761      (44,127)      9,243,864
                           ---------      ------      -------       ---------
                        $ 14,564,468   $  37,764    $ (46,994)   $ 14,555,238
                        ============   =========    =========    ============


     The   following   is  a   summary   of   maturities   of  debt   securities
     available-for-sale as of December 31, 1996:

                                       SECURITIES
                                   AVAILABLE-FOR-SALE
                                   ------------------
  Amounts maturing in:           AMORTIZED
                                    COST      FAIR VALUE
                                    ----      ----------
    One year or less ........   $        0   $         0
    After one year through
     five years .............    2,980,685     2,984,788
    After five years through
     ten years ..............    2,133,071     2,113,480
    After ten years .........            0             0
                                         -             -
                                $5,113,756    $5,098,268
                                ==========    ==========

     During 1996, the Savings Bank sold securities available-for-sale for total proceeds of approximately $10,356,000, resulting in gross realized gains of approximately $231,000 and gross realized losses of approximately $25,000. During 1995, the Savings Bank sold securities available-for-sale for total proceeds of approximately $16,487,000, resulting in gross realized gains of approximately $159,000 and gross realized losses of approximately $26,000. During 1994, the Savings Bank sold investment securities for total proceeds of approximately $6,141,000, resulting in gross realized gains of approximately $73,000 and gross realized losses of approximately $50,000.

4.   Mortgage-Backed Securities

     Mortgage-backed securities held-to-maturity at December 31, 1996 consist of the following:
                                                 GROSS       GROSS
                                  AMORTIZED   UNREALIZED  UNREALIZED   FAIR
                                    COST        GAINS       LOSSES     VALUE
                                    ----        -----       ------     -----
 Federal National Mortgage
   Association certificates . .  $   117,547    $1,396   $       0  $  118,943
 Collateralized mortgage
   obligations ................    3,092,149     4,099    (106,469)  2,989,779
                                  ----------     -----   ---------  ----------
        Total .................   $3,209,696    $5,495   $(106,469) $3,108,722
                                  ==========    ======   =========  ==========

     Mortgage-backed securities held-to-maturity at December 31, 1995 consist of the following:
                                               GROSS        GROSS
                                 AMORTIZED   UNREALIZED   UNREALIZED   FAIR
                                   COST        GAINS        LOSSES     VALUE
                                   ----        -----        ------     -----
  Federal National Mortgage
   Association certificates ... $  130,793    $ 2,616    $       0   $  133,409
  Collateralized mortgage
   obligations ................  3,766,387      8,107     (135,566)   3,638,928
                                ----------    -------    ----------  ----------
         Total ................ $3,897,180    $10,723    $(135,566)  $3,772,337
                                ==========    =======     =========  ==========

     Mortgage-backed securities available-for-sale at December 31, 1996 consist of the following:
                                               GROSS      GROSS
                                AMORTIZED    UNREALIZED  UNREALIZED     FAIR
                                  COST         GAINS      LOSSES        VALUE
                                  ----         -----      ------        -----
 Federal National Mortgage
  Association certificates ... $ 3,116,349   $ 17,596   $ (63,087)   $ 3,070,858
 Government National
  Mortgage Association
  certificates ...............   4,096,479     31,955     (14,157)     4,114,277
 Federal Home Loan Mortgage
  Corporation certificates ...   6,330,571     34,826     (69,418)     6,295,979
 Small Business
  Administration pool
  certificates ...............   4,034,000     35,441      (6,181)     4,063,260
 Collateralized mortgage
  obligations ................  17,132,514     17,921    (445,807)    16,704,628
                                ----------    --------  ----------    ----------
       Total ................. $34,709,913    $137,739  $(598,650)   $34,249,002
                               ===========    ========  =========    ===========

     Mortgage-backed securities available-for-sale at December 31, 1995 consist of the following:
                                              GROSS      GROSS
                              AMORTIZED     UNREALIZED  UNREALIZED     FAIR
                                 COST         GAINS       LOSSES       VALUE
                                 ----         -----       ------       -----
Federal National Mortgage
 Association certificates    $ 4,898,630   $  27,502   $ (48,941)   $ 4,877,191
Government National
 Mortgage Association
 certificates ............     3,251,438       8,647      (9,137)     3,250,948
Federal Home Loan Mortgage
 Corporation certificates      7,373,259      33,723     (45,053)     7,361,929
Small Business
 Administration Pool
 certificates ............     2,359,744      15,762        (241)     2,375,265
Collateralized mortgage
 obligations .............    22,827,659      25,545    (510,455)    22,342,749
                             -----------   ---------   ---------    -----------
   Total .................   $40,710,730   $ 111,179   $(613,827)   $40,208,082
                             ===========   =========   =========    ===========

     The amortized cost and fair value of mortgage-backed securities at December 31, 1996 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without penalties.

                                                    AMORTIZED
                                                       COST         FAIR VALUE
                                                       ----         ----------
Mortgage-backed securities:
 In one year or less .........................      $   998,818      $ 1,005,271
 After one year through five years ...........        4,908,433        4,891,902
 After five years through ten years ..........        5,770,006        5,647,238
 After ten years .............................       26,242,352       25,813,313
                                                     ----------       ----------
                                                    $37,919,609      $37,357,724
                                                    ===========      ===========

     During 1996, the Savings Bank sold mortgage-backed securities available-for-sale for total proceeds of approximately $5,295,000, resulting in gross realized gains of approximately $19,000 and gross realized losses of approximately $6,500. During 1995, the Savings Bank sold mortgage-backed securities available-for-sale for total proceeds of approximately $9,981,000, resulting in gross realized gains of approximately $87,000 and gross realized losses of approximately $2,000. During 1994, the Savings Bank sold mortgage-backed securities available-for-sale for total proceeds of approximately $606,000, resulting in gross realized losses of approximately $2,000.

     In 1995, various held-to-maturity mortgage-backed securities were transferred to the available-for-sale category as permitted by Financial Accounting Standards Board Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities". The securities had an amortized cost of $17,341,580 and net unrealized losses of $52,625 at the time of transfer. There were no held-to-maturity mortgage-backed securities transferred to another classification during 1996.

     As of December 31, 1996, approximately $17,920,000 of mortgage-backed securities were pledged to secure advances from FHLB and deposits of government agencies as required or permitted by law.

     As of December 31, 1996, the Savings Bank had no high-risk collateralized mortgage obligations.

5.   Loans Receivable

     Loans receivable are summarized as follows:

                                                           DECEMBER 31,
                                                     1996                1995
                                                     ----                ----
Conventional real estate loans:
  Residential and commercial ...............      $112,107,034      $112,693,968
  Construction and land acquisition ........        11,812,220         9,665,024
                                                    ----------         ---------
     Total .................................       123,919,254       122,358,992

  Loans secured by savings accounts ........         1,021,688           916,298
  Consumer loans ...........................        17,143,823        13,816,222
  Commercial loans .........................        10,209,043        10,261,530
  Lease financings .........................         7,571,427         6,654,470
                                                     ---------         ---------
    Total ..................................       159,865,235       154,007,512
                                                   -----------       -----------
  Less:
  Undisbursed portion of loans
     in process ............................         2,663,178         4,978,687
  Deferred loan fees - net .................           218,314           287,396
  Allowance for loan losses ................         4,339,307         1,339,393
                                                     ---------         ---------
    Total ..................................         7,220,799         6,605,476
                                                     ---------         ---------
    Loans receivable - net .................      $152,644,436      $147,402,036
                                                  ============      ============

     The adequacy of the provision for loan losses is continually evaluated by management and adjusted as deemed necessary. The Savings Bank's allowance for loan losses is summarized as follows:
                                                       DECEMBER 31,
                                            1996           1995            1994
                                            ----           ----            ----
Beginning balance, allowance for
  loan losses .....................   $ 1,339,393    $ 1,243,623    $   881,989
Current year's provision for loan
   losses .........................     3,484,529        630,000        440,000
Recoveries ........................        36,830         38,613         46,402
Uncollectible loans charged
   against the allowance ..........      (521,445)      (572,843)      (124,768)
                                         --------       --------       --------
Ending balance, allowance for
   loan losses ....................   $ 4,339,307    $ 1,339,393    $ 1,243,623
                                      ===========    ===========    ===========

     As of December 31, 1996, 1995, and 1994, the principal balance of loans sold with recourse amounted to $3,404,360, $4,281,966 and $6,421,588, respectively. Proceeds receivable reflects loans sold in December, 1996 and 1995 to the secondary market and collected in January, 1997 and 1996, respectively.

     As of December 31, 1996, 1995 and 1994, the Savings Bank had loans amounting to approximately $13,095,000, $4,121,000 and $2,593,000, respectively, that were specifically classified as impaired. The average balance of these loans amounted to approximately $215,000, $52,000 and $35,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The allowance for loan losses related to impaired loans amounted to approximately $3,775,000, $1,114,000 and $463,000 at December 31, 1996,
     1995 and 1994, respectively.

     Nonaccrual and renegotiated loans for which interest has been reduced totaled approximately $8,536,000, $3,520,000 and $4,599,000 as of December 31, 1996, 1995, and 1994, respectively. Interest income that would have been recorded under the original terms of such loans and the interest income actually recognized are summarized as follows:

                                                YEAR ENDED DECEMBER 31,
                                          1996          1995           1994
                                          ----          ----           ----
Interest income that would
   have been recorded .............     $ 470,250      $ 209,922      $ 261,658
Interest income recognized ........      (148,442)      (140,829)      (120,745)
                                        ---------      ---------      ---------
Interest income foregone ..........     $ 321,808      $  69,093      $ 140,913
                                        =========      =========      =========

6.   Loans Held for Sale

     The Savings Bank had $343,677 and $30,750 of mortgage loans held for sale in the secondary market at December 31, 1996 and 1995, respectively, stated at the lower of cost or market value.

7.   Mortgage Servicing Rights

     Mortgage servicing rights include the rights to service mortgage loans purchased by the Savings Bank. Mortgage servicing rights also include rights to service loans originated by the Savings Bank sold with servicing rights retained since January 1, 1995, the date Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights" was adopted. When originated mortgage loans are sold and the servicing rights are retained, the total cost is allocated between the mortgage loans and the servicing rights based on their relative fair values.

     Mortgage loans serviced for others are not included in the accompanying consolidated statements of condition. The unpaid principal balances of these loans were approximately $247,963,000 and $249,309,000 as of December 31, 1996 and 1995, respectively.

     Custodial escrow balances maintained in connection with mortgage loan servicing were approximately $695,000 and $618,000 as of December 31, 1996 and 1995, respectively.

     The activity related to mortgage servicing rights is summarized as follows:
                                                           YEAR ENDED
                                                           DECEMBER 31,
                                                       1996          1995
                                                       ----          ----
Beginning balance ........................       $ 1,455,983        $ 1,625,507
Purchased servicing rights ...............            33,245             18,263
Originated servicing rights ..............           418,148             15,878
Amortization .............................          (203,666)          (203,665)
                                                    --------           --------
   Ending balance ........................       $ 1,703,710        $ 1,455,983
                                                 ===========        ===========

8.   Accrued Interest and Dividends Receivable

     Accrued interest and dividends receivable is summarized as follows:

                                                         DECEMBER 31,
                                                   1996               1995
                                                   ----               ----
Loans ........................................     $ 1,482,869      $ 1,289,015
Mortgage-backed securities ...................         256,154          331,752
Investments and others .......................          99,727          198,760
                                                        ------          -------
                                                     1,838,750        1,819,527
Allowance for uncollectible interest .........         (75,405)         (69,093)
                                                       -------          -------
    Total accrued interest and dividends
     receivable ..............................     $ 1,763,345      $ 1,750,434
                                                   ===========      ===========

9.   Fixed Assets and Related Depreciation

     Major classes of fixed assets and accumulated depreciation are summarized as follows:

                                                          DECEMBER 31,
                                                     1996               1995
                                                     ----               ----
Land and improvements ......................      $ 1,091,577       $ 1,084,947
Buildings and improvements .................        4,097,162         4,087,605
Furniture, fixtures and equipment ..........        3,870,297         3,498,972
                                                    ---------         ---------
     Subtotal ..............................        9,059,036         8,671,524
Accumulated depreciation ...................       (3,641,074)       (3,099,234)
                                                   ----------        ----------
     Fixed assets - net ....................      $ 5,417,962       $ 5,572,290
                                                  ===========       ===========

10.  Savings Accounts

           Savings accounts are summarized as follows:


                                                           DECEMBER 31,
                                                      1996              1995
                                                      ----              ----
NOW accounts and MMDA accounts ...........       $ 45,356,770       $ 45,515,784
Passbook accounts ........................         16,514,007         16,401,140
Time deposits ............................        116,128,638        115,931,197
                                                 ------------       ------------
    Total ................................       $177,999,415       $177,848,121
                                                 ============       ============

     The aggregate amount of deposits with a minimum denomination over $100,000 was approximately $37,497,000 and $31,553,000 at December 31, 1996 and 1995, respectively. Interest expense on deposits exceeding $100,000 was approximately $820,000, $774,000 and $505,000 in 1996, 1995 and 1994,
     respectively.

     At December 31, 1996, the scheduled maturities of time deposits are as follows:
                     1997 ..................  $ 84,679,214
                     1998 ..................    18,058,866
                     1999 ..................     6,277,560
                     2000 ..................     4,218,127
                     2001 and thereafter ...     2,894,871
                                                 ---------
                                              $116,128,638
                                              ============

     Interest expense on savings accounts is summarized as follows:

                                                  YEAR ENDED DECEMBER 31,
                                             1996          1995          1994
                                             ----          ----          ----
NOW accounts and MMDA accounts .......    $1,078,079    $1,069,096    $1,053,787
Passbook accounts ....................       407,887       404,029       415,904
Time deposits ........................     6,561,637     6,602,060     5,087,884
                                           ---------     ---------     ---------
  Subtotal ...........................     8,047,603     8,075,185     6,557,575
Less penalties on early withdrawals
of certificates of deposit ...........        36,587        50,998        28,448
                                           ---------   -----------   -----------
  Total ..............................    $8,011,016    $8,024,187   $6,529,127
                                          ==========    ==========   ==========

11.  Advances from Federal Home Loan Bank

     Advances from the FHLB are secured by FHLB stock and certain securities held by the Savings Bank and pledged qualified first mortgage loans equal to, when discounted at 75% of the unpaid principal balances, 100% of the advances outstanding. Advances as of December 31, 1996 and 1995 are summarized as follows:

                                                              DECEMBER 31,
                                     INTEREST RATE          1996       1995
                                     -------------          ----       ----
Due in 1996, fixed and variable
 rates ...........................   4.93% - 5.97%     $         0   $17,050,000
Due in 1997, fixed and variable
 rates ...........................   5.34% - 5.54%       5,450,000       450,000
Due in 1998, fixed rate only .....           5.75%         400,000       400,000
Due in 2000, fixed rate only,
 callable ........................           5.00%      10,500,000    10,500,000
Due in 2009, fixed rate only .....           6.75%       1,020,833     1,104,167
                                                       -----------   -----------
          Total advances .........                     $17,370,833   $29,504,167
                                                       ===========   ===========
     Interest expense on advances from Federal Home Loan Bank borrowings is summarized as follows:
                                                 YEAR ENDED DECEMBER 31,
                                         1996            1995           1994
                                         ----            ----           ----
Short-term borrowings ..........      $  597,162      $1,695,356      $1,468,066
Long-term borrowings ...........         582,466         166,150         224,579
                                         -------         -------         -------
          Total ................      $1,179,628      $1,861,506      $1,692,645
                                      ==========      ==========      ==========
12.   Stockholders' Equity

     The Savings Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Thrift Supervision (OTS). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Savings Bank must meet specific capital guidelines involving quantitative measures of the Savings Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Savings Bank's capital amounts and classifications under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.


     Quantitative measures established by regulation to ensure capital adequacy require the Savings Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulation), Tier 1 capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined).

     As of December 31, 1996, the most recent notification from the OTS categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Savings Bank's actual capital amounts and ratios are also presented below.

                                                                                   TO BE WELL
                                                                               CAPITALIZED UNDER
                                                       FOR CAPITAL             PROMPT CORRECTIVE
                                    ACTUAL           ADEQUACY PURPOSES         ACTION PROVISIONS
                                    ------           -----------------         -----------------
                               AMOUNT     RATIO      AMOUNT     RATIO          AMOUNT       RATIO
                               ------     -----      ------     -----          ------       -----
As of December 31, 1996:
 Total risk-based capital
 (to risk-weighted assets)   $21,568,000     14.4% $11,999,760   >/= 8.0%   $14,999,700   >/= 10.0%
Tier 1 capital
(to risk-weighted assets)     19,694,000     13.1%   5,999,880   >/= 4.0%     8,999,820   >/=  6.0%
 Tier 1 capital
(to adjusted total assets)    19,694,000      8.8%   8,907,440   >/= 4.0%    11,134,300   >/=  5.0%
Tangible capital
(to adjusted total assets)    19,694,000      8.8%   3,340,290   >/= 1.5%     3,340,290   >/=  1.5%

As of December 31, 1995:
Total risk-based capital
(to risk-weighted assets)     21,348,000     14.1%  12,033,120   >/= 8.0%    15,041,400   >/= 10.0%
Tier 1 capital
(to risk-weighted assets)     20,301,000     13.5%   6,016,560   >/= 4.0%     9,024,840   >/=  6.0%
Tier 1 capital
(to adjusted total assets)    20,301,000      8.7%   9,307,240   >/= 4.0%    11,634,050   >/=  5.0%
Tangible capital
(to adjusted total assets)    20,301,000      8.7%   3,490,215   >/= 1.5%     3,340,290   >/=  1.5%


     FLAG declared dividends of $.33 per share on common stock during 1996.

     During 1995, FLAG repurchased and retired 128,100 shares of common stock for $1,633,272. The excess of the cost of shares acquired over the par value resulted in a reduction of additional paid-in capital based on the per share amounts of additional paid-in capital for all shares, with the difference charged to retained earnings.

     In December, 1993, the Board of Directors of the Savings Bank authorized a 2 for 1 stock split of the Savings Bank's common stock, distributable January, 1994. As a result of the split, 1,006,250 shares were issued with no change in the $1 par value.

13.  Income Taxes

     FLAG and its subsidiaries file consolidated income tax returns on a calendar-year basis. Income tax expense or benefit is allocated among the affiliates based on a separate return basis. Prior to 1996, if certain conditions were met as specified by the Internal Revenue Service, the Savings Bank was allowed a special bad-debt deduction based on a percentage of taxable income or specified experience formulas. The Savings Bank based its bad debt deduction on the experience method in 1995 and used a percentage of taxable income in 1994. For 1996 and future years, bad debt deductions are based on actual losses. If the Savings Bank fails to qualify as a Bank in future years, pre-1988 bad debt reserves amounting to approximately $2,036,000 would be restored to taxable income ratably over a six-year period.

     Components of the consolidated provision (benefit) for income taxes are as follows:
                                                YEAR ENDED DECEMBER 31,
                                         1996           1995            1994
                                         ----           ----            ----
Federal
  Current ......................    $   620,845     $ 1,024,824     $   905,658
  Deferred .....................       (841,930)       (101,270)        (33,614)
                                       --------        --------         -------
     Total federal
     provision (benefit) .......       (221,085)        923,554         872,044
                                       --------         -------         -------
State
  Current ......................         54,171         139,228         114,527
  Deferred .....................       (144,308)        (17,871)         (5,932)
                                       --------         -------          ------
     Total state
       provision (benefit) .....        (90,137)        121,357         108,595
                                        -------         -------         -------
     Total .....................    $  (311,222)    $ 1,044,911     $   980,639
                                    ===========     ===========     ===========

     The differences between FLAG's consolidated provision (benefit) for income taxes and the amount computed by applying statutory federal income tax rates to income before provision (benefit) for income taxes are as follows:

                                                YEAR ENDED DECEMBER 31,
                                          1996          1995            1994
                                          ----          ----            ----
Provision (benefit) for
 income taxes at
 statutory rates ..................   $  (166,208)   $ 1,044,112    $   934,487
Increase (decrease)
 resulting from:
  Nontaxable FHLB dividends .......       (46,734)       (54,596)       (38,137)
  Effect of state taxes ...........       (64,549)        80,096         69,468
  Cash surrender value of
   life insurance increase ........       (16,304)       (17,000)             0
  Other permanent differences .....       (17,427)        (7,701)        14,821
                                          -------         ------         ------
     Provision for income
      tax expense (benefit) .......   $  (311,222)   $ 1,044,911    $   980,639
                                      ===========    ===========    ===========

     The expected future tax consequences of temporary  differences  between the
     financial   statement   carrying  amounts  and  tax  basis  of  assets  and
     liabilities which comprise the net deferred tax asset are summarized as follows:
                                                              DECEMBER 31,
                                                          1996           1995
                                                          ----           ----
Difference between financial statement and
    tax basis of available-for-sale securities ...   $   181,675    $   194,514
Net loan fees deferred for financial reporting
purposes .........................................        82,959        109,210
Difference between financial statement and
tax basis depreciation and amortization ..........      (180,036)      (160,143)
Provision for loan losses not currently
recognized for tax purposes ......................     1,690,755        593,228
Other, net .......................................       (63,915)       (45,918)
                                                     -----------    -----------
                                                     $ 1,711,438    $   690,891
                                                     ===========    ===========

     Estimated income taxes refundable are summarized as follows:

                                                               DECEMBER 31,
                                                             1996        1995
Federal ..............................................     $254,299     $ 69,227
State ................................................       47,250       18,937
                                                             ------       ------
      Total...........................................     $301,549     $ 88,164
                                                           ========     ========

14.  Commitments and Contingencies

     At December 31, 1996, the Savings Bank had outstanding commitments to originate loans, principally fixed rate, totaling approximately $9,932,000. Terms of the loans range from 5 to 30 years and rates range from 6.00% to 10.75%. The Savings Bank also had issued approximately $7,146,000 of unused lines of credit and letters of credit to customers and approximately $945,000 of standby letters of credit.

           The Savings Bank established a partially self-insured health care plan, effective July 1, 1993, for the benefit of eligible employees and their eligible dependents. Piedmont Associates, a division of Group Resources, Inc. in Atlanta, is the third party administrator. Claims in excess of $15,000 per person annually, but less than $1,000,000, are covered by an insurance policy with Guarantee Mutual Life Company. The Savings Bank is responsible for any claims less than $15,000 per person annually.
15.  Profit Sharing Plan

     The Savings Bank has a profit sharing plan for which substantially all employees are eligible. Contributions to the plan are made at the discretion of the Board of Directors in an amount not to exceed 15% of eligible compensation. The plan allows participants to direct up to 75% of account balance and/or contributions to the plan be invested in stock of the Savings Bank. The trustee of the plan is required to purchase the Savings Bank's stock at fair value on the open market and the plan may not acquire more than 25% of the issued and outstanding shares. Contributions of $186,000, $182,000 and $150,000 were recorded for 1996, 1995 and 1994, respectively.

16.  Pension Plan

     The Savings Bank has a trusteed defined benefit pension plan which covers substantially all employees. The Savings Bank's policy is to fund pension cost as actuarially determined on an annual basis. Assets of the plan are invested primarily in a common trust fund.

     The following is a reconciliation of the funded status of the plan using the latest actuarial information applicable for each plan year:

                                          1996            1995          1994
                                          ----            ----          ----
Accumulated benefit obligation ....   $   872,174    $   843,440    $   614,293
                                      ===========    ===========    ===========
Projected benefit obligation ......   $ 1,342,926    $ 1,394,731    $ 1,011,163
                                      ===========    ===========    ===========
Plan assets at fair value .........   $ 1,192,941    $   923,680    $   825,830
                                      ===========    ===========    ===========
Funded status .....................   $  (149,985)   $  (471,051)   $  (185,333)
Unrecognized net transaction
  amount ..........................        17,888         20,021         22,154
Unrecognized prior service cost ...       151,530        161,588         (8,215)
Unrecognized net gain (loss) ......      (107,685)       202,427        147,795
                                      -----------    -----------    -----------
   Accrued pension liability ......   $   (88,252)   $   (87,015)   $   (23,599)
                                      ===========    ===========    ===========

     The assumed rate of return on assets used was 8% for 1996, 1995, and 1994 and the assumed rate of compensation increase was approximately 5.5% for 1996, 1995, and 1994. The assumed weighted average discount rate was 8% for 1996, 1995, and 1994. Prior service costs are generally amortized over a period of 30 years.

     Net pension expense is summarized as follows:
                                                     YEAR ENDED DECEMBER 31,
                                           1996           1995            1994
                                           ----           ----            ----
Service cost component ............     $  71,238      $  84,835      $  70,674
Interest cost component ...........        95,648         98,476         70,719
Actual return on assets ...........       (85,327)       (68,476)       (62,180)
Other funded amounts/credits ......        28,493         21,401         14,359
                                           ------         ------         ------
   Subtotal .......................       110,052        136,236         93,572
Administrative expenses ...........        52,948         39,664         13,028
                                           ------         ------         ------
   Net pension expense ............     $ 163,000      $ 175,900      $ 106,600
                                        =========      =========      =========
17.  Employee Savings Thrift Plan and Trust

     Effective January 1, 1987, the Savings Bank adopted a 401K plan for all employees who meet the eligibility requirements. The plan provides a matching contribution in direct relation to the voluntary salary reduction elected by each participating employee. Employer contributions amounted to approximately $47,600, $49,200 and $40,000, for 1996, 1995 and 1994,
     respectively.

18.  Stock Options

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," became effective January 1, 1996. This statement encourages, but does not require, entities to compute the fair value of options at the date of grant and to recognize such costs as compensation expense immediately if there is no vesting period or ratably over the vesting period of the options. FLAG has chosen not to adopt the cost recognition principles of this statement. No compensation expense has been recognized in 1996 or 1995 relating to the stock option plans. Had compensation cost been determined based upon the fair value of the options at the grant dates consistent with the method of the new statement, FLAG's net earnings and net earnings per share would have been reduced to the pro forma amounts indicated below.

                                                 1996       1995
                                                 ----       ----

Net earnings (loss)         As reported       (177,626)   2,026,007
                            Pro forma         (184,064)   2,026,007

Earnings (loss)             As reported           (.09)        1.02
   per share                Pro forma             (.09)        1.02


The fair value of each option is estimated on the date of grant using the minimum value options pricing model with the following weighted average assumptions used for grants in 1996: dividend yield of 3%; risk-free interest rate of 6% and an expected life of 5 years. The weighted average grant-date fair value of options granted in 1996 was $1.73.

     The Company has an Employee Stock Incentive Plan under which the Committee of the Board of Directors has the authority to grant stock options to employees of the Company. The options granted shall be immediately vested as of the grant date and the maximum term is ten years. No more than 201,250 shares may be issued under this Plan.

     There were 120,207 employee stock options, issued prior to December 15, 1994, outstanding at January 1, 1996 with a weighted average exercise price of $5.38. All 120,207 options were exercised during the year.

     The Company also has a Directors Stock Incentive Plan. Under this Plan, no more than 100,625 shares may be issued. The options granted shall be immediately vested as of the date of grant and the maximum term is ten years.

     There were 40,000 Director stock options outstanding at January 1, 1996. Each option can be exercised at a price of $9.50 and these options expire in the year 2004. An additional 6,000 shares were granted during 1996. Each option can be exercised at a price of $13.50 and these options expire in the year 2006. No Director Stock Options were exercised during the year.

19.  Flexible Compensation Plan

     The Savings Bank established a flexible compensation plan, effective February 1, 1993, to offer eligible employees a choice between cash and certain non-taxable statutory fringe benefits. The plan is a non-discriminatory "Cafeteria Plan" as defined by Internal Revenue Code
     Section 125. As a part of the flexible compensation plan the Savings Bank established a medical reimbursement plan, as defined by Internal Revenue Code Section 105(h), for the benefit of eligible employees. With the implementation of these plans, employees' payments for health care are on a pre-tax basis.

20.  Indexed Retirement Plan

     The Savings Bank established an indexed retirement plan, effective February 3, 1995, to provide retirement benefits to Directors. The Savings Bank also established a similar plan for the benefit of certain executive officers. The index used by the plans is the earnings on life insurance policies purchased on the Directors' and Officers' lives. The Savings Bank retains the tax-free build-up of cash surrender value in the policies up to the after tax opportunity costs for premiums paid on the policies. Any remaining earnings from the policies are accrued to deferred compensation liability accounts for the Director or Officer to be paid in ten annual installments commencing thirty days following retirement.

21.  Loans to Related Parties

     The Savings Bank makes loans to its directors, executive officers and their associates on substantially the same terms as to others. Set forth below is an analysis of loans to directors, executive officers and their associates during the following periods:

Balance, December 31, 1994 .............................            $   940,198
Additions ..............................................                128,105
Repayments .............................................               (148,495)
                                                                    -----------
Balance, December 31, 1995 .............................                919,808
Additions ..............................................                972,108
Repayments .............................................               (216,016)
                                                                    -----------
Balance, December 31, 1996 .............................            $ 1,675,900
                                                                    ===========

22.  Supplemental Disclosures of Cash Flow Information

     Cash paid during the year for:
                                             YEAR ENDED DECEMBER 31,
                                      1996             1995             1994
                                      ----             ----             ----
Interest .................        $9,266,251        $9,828,527        $8,073,558
Income taxes .............         1,016,855         1,204,398           887,417

     Supplemental schedules of noncash investing and financing activities:

     Unrealized losses on securities available-for-sale for the years ended December 31, 1996, 1995 and 1994 are as follows:
                                             YEAR ENDED DECEMBER 31,
                                      1996             1995             1994
                                      ----             ----              ----
Initial adoption of
  SFAS No. 115 ..............     $         0      $         0      $  (213,552)
Unrealized loss .............         317,364        2,026,409                0
Increase (decrease) in
  unrealized loss ...........         (11,647)        (899,488)       2,239,961
Decrease in unrealized
  loss due to sales,
  calls, and maturities .....          (9,299)        (809,557)               0
                                  -----------      -----------      -----------
   Total ....................     $   296,418      $   317,364      $ 2,026,409
                                  ===========      ===========      ===========

     Non-cash transactions - During 1996, the Savings Bank's deferred income tax asset increased $1,020,547 and decreased $1,047,478 during 1995.

23.  Operating Leases

     The Savings Bank was a party to five operating leases for office space and equipment during 1996. One lease has a 10 year renewal option, and another lease has an annual renewal option for $1,500 after the initial lease period expires.

     The total rent expense for all operating leases amounted to $61,495, $59,880 and $64,430 during 1996, 1995, and 1994, respectively.

24.  Financial Instruments with Off-Balance-Sheet Risk

     The Savings Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition.

     The Savings Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments (see Note 14). The Savings Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn up on, the total commitment amounts do not necessarily represent future cash requirements. The bank evaluates each customer's creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Savings Bank upon extension of credit, varies and is based on management's credit evaluation of the counterparty.

     Standby letters of credit are conditional commitments issued by the Savings Bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Savings Bank's policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

25.  Fair Value of Financial Instruments

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Savings Bank's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Savings Bank or its subsidiaries, but rather a good-faith estimate of the increase or decrease in value of financial instruments held by the Savings Bank since purchase, origination, or issuance.

     Cash and Cash Equivalents - For cash and due from banks, interest bearing deposits and federal funds sold, the carrying amount is a reasonable estimate of fair value.

     Investment Securities and Mortgage-Backed Securities - Fair values for investment securities and mortgage-backed securities are based on quoted market prices.

     Investment in FHLB Stock - The carrying value of FHLB stock approximates fair value.

     Loans Receivable - The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value.

     Mortgage Servicing Rights - Fair value of mortgage servicing rights is determined by estimating the present value of the future net servicing income, on a disaggregated basis, using anticipated prepayment assumptions.

     Deposits,  Advances from Borrowers and Advances Payable to Secondary Market
     - The fair value of demand deposits, savings accounts, NOW accounts, certain money market deposits, advances from borrowers and advances payable to secondary market is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

     Federal Funds Purchased - For federal funds purchased, the carrying amount is a reasonable estimate of fair value.

     Advances from FHLB - The fair value of the FHLB fixed rate borrowings are estimated using discounted cash flows, based on the current incremental borrowing rates for similar types of borrowing arrangements. For variable rate borrowings, the carrying amount is a reasonable estimate of fair value.

     Commitments to Extend Credit and Standby Letters of Credit - Because commitments to extend credit and standby letters of credit are made using variable rates or for short terms, the contract value is a reasonable estimate of fair value.

     Limitations - Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Savings Bank's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Savings Bank's financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates and it is reasonably possible that these estimates may change materially in the near term.

     Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include deferred income taxes and fixed assets. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

     The carrying amount and estimated fair values of the Savings Bank's financial instruments at December 31, 1996 are as follows:

                                                                1996
                                                      CARRYING       ESTIMATED
                                                       AMOUNT       FAIR VALUE
Assets:
   Cash and cash equivalents .................     $  6,084,923     $  6,084,923
   Investment securities .....................        7,057,494        7,057,494
   Mortgage-backed securities ................       37,458,698       37,357,724
   Investment in FHLB stock ..................        1,895,900        1,895,900
   Loans receivable - net ....................      152,644,436      154,718,806
   Mortgage servicing rights .................        1,703,710        1,703,710

Liabilities:
   Deposits ..................................      177,999,415      178,521,623
   Federal funds purchased ...................        2,210,000        2,210,000
   Advances from Federal Home Loan Bank ......       17,370,833       17,370,833
   Advances from borrowers and advances
     payable to secondary market .............        2,692,348        2,692,348

Unrecognized financial instruments:
   Commitments to extend credit ..............       17,078,000       17,078,000
   Standby letters of credit .................          945,000          945,000

     The carrying amount and estimated fair values of the Savings Bank's financial instruments at December 31, 1995 are as follows:

                                                                1995
                                                      CARRYING       ESTIMATED
                                                       AMOUNT        FAIR VALUE
Assets:
   Cash and cash equivalents .................     $  7,850,254     $  7,850,254
   Investment securities .....................       15,555,238       15,555,238
   Mortgage-backed securities ................       44,105,262       43,980,419
   Investment in FHLB stock ..................        1,185,900        1,895,900
   Loans receivable - net ....................      147,402,036      150,533,181
   Mortgage servicing rights .................        1,455,983        1,455,983

Liabilities:
   Deposits ..................................      177,848,121      178,820,220
   Advances from Federal Home Loan Bank ......       29,504,167       29,557,382
   Advances from borrowers and advances
     payable to secondary market .............        2,759,982        2,759,982

Unrecognized financial instruments:
   Commitments to extend credit ..............       19,239,000       19,239,000
   Standby letters of credit .................          795,000          795,000

26.  Investment in Subsidiary

     The Savings Bank's wholly-owned subsidiary, Piedmont Mortgage Service, Inc. is engaged in appraisal services as Piedmont Appraisal Company. During 1995, the subsidiary also began offering brokerage services to individuals as Piedmont Investment Services. The financial statements for Piedmont Mortgage Service, Inc. are presented below:

CONDENSED STATEMENTS OF CONDITION
                                                              DECEMBER 31,
                                                          1996            1995
                                                          ----            ----
ASSETS
  Cash on deposit with parent .....................     $ 218,199     $ 198,760
  Accounts receivable .............................        51,009        19,528
  Deferred income taxes ...........................             0        16,607
  Other assets ....................................             0         1,592
                                                        ---------     ---------
     Total assets .................................     $ 269,208     $ 236,487
                                                        =========     =========
LIABILITIES AND STOCKHOLDER'S EQUITY
  LIABILITIES .....................................     $  82,759     $ 100,735
                                                        ---------     ---------
  STOCKHOLDER'S EQUITY
    Capital stock .................................       175,000       175,000
    Retained earnings (accumulated deficit) .......        11,449       (39,248)
                                                        ---------     ---------
       Total stockholder's equity .................       186,449       135,752
                                                        ---------     ---------
       Total liabilities and stockholder's
              equity ..............................     $ 269,208     $ 236,487
                                                        =========     =========

CONDENSED STATEMENTS OF INCOME
                                                       YEAR ENDED
                                                       DECEMBER 31,
                                             1996         1995          1994
                                             ----         ----          ----
Interest income ......................    $   1,971     $   1,806     $   1,591
Brokerage commissions ................       78,536        52,216             0
Appraisal fee income .................      221,775       181,403       163,400
Operating expenses ...................     (220,512)     (204,528)     (135,129)
                                          ---------     ---------     ---------
  Net income before income tax
    expense ..........................       81,770        30,897        29,862
  Income tax expense
                                            (31,073)      (11,741)      (11,348)
                                          ---------     ---------     ---------
  Net income .........................    $  50,697     $  19,156     $  18,514
                                          =========     =========     =========

27.  Holding Company

     The Savings Bank became a wholly owned subsidiary of FLAG effective March 1, 1994. Each share of the Savings Bank's common stock outstanding was converted into one share of FLAG's common stock.

     The financial statements of all prior years have been restated for the effect of the formation of the holding company. Condensed financial statements of the subsidiary, the Savings Bank, are presented below:

BALANCE SHEETS
                                                             DECEMBER 31,
                                                       1996              1995
                                                       ----               ----
ASSETS
     Cash ..............................        $     489,869            281,782
     Investment securities .............              188,125                  -
     Investment in subsidiary ..........           19,910,996         20,494,673
     Other assets ......................               36,593             46,864
                                                       ------             ------
          Total assets                          $  20,625,583         20,823,319
                                                 ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
     Liabilities - accounts payable and
          accrued expenses.............               114,389            125,103

     Total stockholders' equity ........           20,511,194         20,698,216
                                                 ------------       ------------
     Total liabilities and stock-
       holders' equity ........................  $ 20,625,583       $ 20,823,319
                                                 ============       ============

STATEMENT OF EARNINGS

                                             FOR THE YEARS ENDED DECEMBER 31,
                                           1996          1995            1994
                                           ----          ----            ----
Income:
  Dividend income from the Bank ....   $  525,008    $ 2,282,699            -
  Interest income ..................            -              -            -
  Other ............................          633              -            -
                                          -------      ---------       -------
     Total income ..................      525,641      2,282,699            -
                                          -------      ---------       -------

Operating expenses:
  Interest expense .................            -              -             -
  Other ............................      145,445        132,824        16,570
                                          -------        -------        ------
     Total operating expenses ......      145,445        132,824        16,570
                                          -------        -------        ------
     Earnings (loss) before income
       tax benefit and equity in
       undistributed earnings of
       subsidiaries ................      380,196      2,149,875        (16,570)

Income tax benefit .................       50,903         18,500          6,297
                                           ------         ------          -----
     Earnings (loss) before equity
       in undistributed earnings of
       subsidiaries or dividends
       received in excess of earnings
       of subsidiaries .............      431,099      2,l68,375        (10,273)

Dividends received in excess of
  earnings (loss) of subsidiaries ..     (608,726)      (142,368)             -

Equity in undistributed earnings
  (loss) of subsidiaries............            -              -       1,778,125
                                         ---------     ---------       ---------
     Net earnings (loss)............  $  (177,627)     2,026,007       1,767,852
                                        ==========     =========       =========

Statements of Cash Flows

                                            For the Years Ended December 31,
                                           1996          1995           1994
                                           ----          ----           ----
Cash flows from operating activities:
  Net earnings (loss) ..............   $ (177,627)    $2,026,007     $1,767,852
  Adjustments to reconcile net
   earnings (loss) to net cash
   provided by operating activities:
    Amortization                           14,419         14,419              -
    Dividends received in excess of
      earnings (loss) subsidiaries ..     608,726        142,368              -
    Equity in undistributed earnings
      of subsidiaries ...............           -              -     (1,778,125)
    Change in other assets and
      liabilities ...................     (41,888)       154,585         54,585
                                          -------        -------         ------
          Net cash provided by
           operating activities .....     403,630      2,337,379        603,750
                                          -------      ---------        -------

Cash flows from investing activities:
  Purchase of securities
    available-for-sale...............    (194,742)            -              -

Cash flows from financing activities:
  Repurchase of common stock .........          -     (1,633,272)            -
  Exercise of stock options ..........    630,629        124,398             -
  Issuance of common stock ...........      8,990         59,486             -
  Dividends paid......................   (640,420)      (606,209)     (603,750)
                                         --------       --------      --------
          Net cash used by financing
            activities ...............       (801)    (2,055,597)     (603,750)
                                         ---------    ----------      --------
Net change in cash ...................    208,087        281,782             -

Cash at the beginning of the year ....    281,782              -             -
                                          -------     ----------      --------
Cash at the end of the year ..........   $489,869    $   281,782      $      -
                                          =======     ==========      ========

Supplemental disclosure of noncash
  financing activities - Increase
  (decrease) in dividends payable ....  $  29,541   $    (7,335)     $       -
                                          =======     ==========      ========

     The Company is not required to furnish the supplementary financial information specified by Item 302 of Regulation S-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)    Documents Filed as Part of This Report:

          1.   Financial Statements

               The consolidated financial statements and the independent auditors' report thereon which are required to be filed as part of this report are included in the Company's 1996 Annual Report and are included in Item 8 hereof. These financial statements are as follows:

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

               Consolidated Statements of Income for each of the three years in the period ended December 31, 1996

               Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1996

               Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996

               Notes to Consolidated Financial Statements

          2.   Financial Statement Schedules

               All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because such schedules are not required under the related instructions or are inapplicable or because the information required is included in the financial statements or notes thereto incorporated by reference herein.

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

                                               FLAG FINANCIAL CORPORATION
                                                        (Registrant)


Date:  February 17, 1998                       By:    /S/ John S. Holle
                                                    ------------------------
                                                      John S. Holle
                                              Chairman of the Board, President
                                              and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 17, 1998.


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