Form 10-K
period 1997-12-31
FLAG FINANCIAL CORP
filed 1998-03-30
CIK 897509

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

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


        Securities registered pursuant to Section 12(b) of the Act: None

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

The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant on March 25, 1998, was $34,165,600. There were 2,036,990 shares of Common Stock outstanding as of March 25, 1998.

Transitional Small Business Disclosure Format. Yes X No

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1997 Annual Report are incorporated by reference in
Part II hereof. Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on May 13, 1998 are incorporated by reference in Part III hereof.

                           FLAG FINANCIAL CORPORATION
                           Annual Report on Form 10-K
                   For the Fiscal Year Ended December 31, 1997

                                Table of Contents
Item                                                                       Page
Number                                                                    Number
                                     Part I
 1.   Business..............................................................  1

 2.   Properties............................................................ 13

 3.   Legal Proceedings..................................................... 14

 4.   Submission of Matters to a Vote of Security Holders................... 14

                                     Part II

 5.   Market for Registrant's Common Stock and Related Shareholder Matters.. 15

 6.   Selected Financial Data............................................... 15

 7.   Management's Discussion and Analysis of Financial Condition and
      Results of Operations................................................. 15

 8.   Financial Statements and Supplementary Data .......................... 15

 9.   Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosures ...............................................  15
                                    Part III

10.   Directors and Executive Officers of the Registrant ................... 16

11.   Executive Compensation................................................ 16

12.   Security Ownership of Certain Beneficial Owners and Management........ 16

13.   Certain Relationships and Related Transactions........................ 16

                                     PART IV

14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K....... 17

                                                  Signatures................ 20

                                              Index of Exhibits ............ 22

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

The Company
-----------

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

     As a unitary thrift holding company, the Company is intended to facilitate the Bank's ability to serve its customers' requirements for financial services. The holding company structure permits diversification by the Company into a broader range of financial services and other business activities than currently are permitted to the Bank under applicable law. The holding company structure also provides greater financial and operating flexibility than is permitted to the Bank. Additionally, the Articles of Incorporation and Bylaws of the Company contain terms that provide a degree of anti-takeover protection to the Company that is currently unavailable to the Bank and its shareholders under regulations of the Office of Thrift Supervision (the "OTS") but is permissible for the Company under Georgia law. See "Supervision and Regulation" below. The Bank

     On October 28, 1997, the Company entered into an Agreement and Plan of Merger with Middle Georgia Bankshares, Inc., parent company of Citizens Bank, Vienna, Georgia ("MGB"), purusant to which MGB will be merged with and into the Company (the "Merger") and shareholders of MGB will receive 15.75 shares of

Company common stock for each share of MGB common stock. The Merger is subject to regulatory approval and approval by the shareholders of both corporations and will be accounted for as a pooling of interests. Upon consummation of the Merger, subject to the approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve") the Company would become a bank holding company, and the Federal Reserve would replace the OTS as the Company's primarly federal regulator. The combination is projected to be completed at the end of the first quarter of 1998. See "Supervision and Regulation" below.

     The Bank is a federally chartered stock savings bank headquartered in LaGrange, Troup County, Georgia. The Bank was originally chartered by the State of Georgia in January 1927 under the name "Home Building and Loan Association." The Bank received its federal charter and changed its name to First Federal Savings and Loan Association of LaGrange in 1955, and at that time its deposits became insured by the Federal Savings and Loan Insurance Corporation (the "FSLIC"). In December 1986, the Bank converted from a federal mutual savings and loan association to a federal stock savings and loan association by selling 805,000 shares of Common Stock to the public pursuant to a plan of conversion approved by the members of the institution. In June 1989, the Bank converted from a federal stock savings and loan association to a federal stock savings bank and changed its name to "First Federal Savings Bank of LaGrange." Based on total assets of approximately $248 million at December 31, 1997, the Bank is the 7th largest of 34 thrift institutions headquartered in Georgia and the largest financial institution headquartered in Troup County.

     The Bank's deposits are now insured by the Federal Deposit Insurance Corporation (the "FDIC"), as the successor to the FSLIC. Primarily for the protection of depositors, the Bank is subject to comprehensive examination, supervision and regulation by the OTS and the FDIC.

     The Bank's business consists primarily of attracting deposits from the general public and, with these and other funds, making residential mortgage loans and, to a lesser extent, consumer loans, commercial loans, commercial real estate loans, residential construction loans and securities investments. In addition to deposits, sources of funds for the Bank's loans and other investments include amortization and prepayment of loans, loan origination and commitment fees, sales of loans or participations in loans, fees received for servicing loans sold to others and advances from the Federal Home Loan Bank of Atlanta ("FHLBA"). The principal sources of income for the Bank are interest and fees collected on loans, including fees received for originating and selling loans and for servicing loans sold to others, and, to a lesser extent, interest and dividends collected on other investments and service charges on deposit accounts. In addition, the Bank's wholly owned service corporation subsidiary, Piedmont Mortgage Service, Inc., operates a full-service appraisal office under the name of Piedmont Appraisal Service and offers certain securities brokerage services under the name of Piedmont Investment Service. The principal expenses of the Bank are interest paid on deposits, interest paid on FHLBA advances, employee compensation, federal deposit insurance premiums, office expenses and other overhead expenses.

     The Company's financial performance has been determined primarily by the results of operations of the Bank because the Company's only significant asset is the common stock of the Bank. For information regarding the consolidated financial condition and results of operations of the Company, the Bank and the Bank's wholly owned subsidiary, Piedmont Mortgage Service, Inc., as of December 31, 1997 and 1996 and for the three years in the period ended December 31, 1997, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the related notes thereto which are contained in the Company's 1997 Annual Report (the "1997 Annual Report"). The 1997 Annual Report is filed as Exhibit 13 to this report. All average balances presented in this report were derived based on monthly averages.

Employees
---------

     As of December 31, 1997, the Bank had 116 full-time and 16 part-time employees. The employees are not represented by any collective bargaining unit, and the Bank considers its relationship with its employees to be good.

Competition
-----------

         The banking business is highly competitive. The Bank competes with several other banking organizations in Troup and surrounding counties. The Bank also competes with other financial service organizations including credit unions, finance companies, and certain governmental agencies. To the extent that the Bank must maintain non interest earning reserves against deposits, it may have be at a competitive disadvantage when compared with other financial service organizations that are not required to maintain reserves against substantially equivalent sources of funds. Also, other financial institutions with which the Bank competes may have substantially greater resources and lending capabilities due to the size of the organization.

Supervision and Regulation

General
-------

     As a federal savings bank, the Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary regulator, and the FDIC, as its deposit insurer. The Bank is a member of the FDIC's Savings Association Insurance Fund ("SAIF"), and its deposit accounts are insured up to applicable limits by the FDIC. The deposit premiums paid by the Bank to the FDIC currently paid to the SAIF. The Bank is also a member of the FHLBA. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS and the FDIC conduct periodic examinations to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. The Company, as a unitary thrift holding company is subject to the regulation, examination and supervision of the OTS and files certain reports with, and otherwise complies with, the rules and regulations of the OTS and the Securities and Exchange Commission under the federal securities laws.

     The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate allowance for loan losses for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or the United States Congress, could have a material adverse impact on the Company, the Bank, and the operations of both.

     Upon consummation of the Merger, subject to the approval of the Federal Reserve, the Company would become a bank holding company, and the Federal Reserve would replace the OTS as the Company's primary federal regulator. This change in primary regulators will likely result in an increased regulatory burden for the Company. For example, the Company would be subject to certain minimum capital requirements administered by the Federal Reserve. Failure to meet the minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by the Federal Reserve that, if undertaken, could have a direct material effect on the financial position or results of operations of the Company. The Company anticipates that it would be able to satisfy such minimum capital requirements.

     The following discussion is intended to be a summary of the material statutes and regulations applicable to savings associations and their holding companies generally and does not purport to be a comprehensive description of all such statutes and regulations.

Regulation of Unitary Thrift Holding Companies
----------------------------------------------

     As a unitary thrift holding company, the Company is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings association.

     The Home Owners' Loan Act, as amended ("HOLA") prohibits a unitary thrift holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings association or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5.0% of a non-subsidiary savings association, a non-subsidiary holding company or a non-subsidiary company engaged in activities other than those permitted by HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating an application by a holding company to acquire a savings association, the OTS must consider the financial and managerial resources and future prospects of the company and savings association involved, the effect of the acquisition on the risk to the FDIC's insurance funds, the convenience and needs of the community and competitive factors.

     As a unitary thrift holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to satisfy the qualified thrift lender ("QTL") test. See "Regulation of Federal Savings Associations -- QTL Test" for a discussion of the QTL requirements. Upon any non-supervisory acquisition by the Company of another savings association or savings bank that meets the QTL test, is deemed to be a savings association by the OTS and will be held as a separate subsidiary, the Company would become a multiple thrift holding company and would be subject to limitations on the types of business activities in which it could engage. HOLA limits the activities of a multiple thrift holding company and its non-insured association subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act of 1956, as amended (the "BHC Act"), subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

     The OTS is prohibited from approving any acquisition that would result in a multiple thrift holding company controlling savings associations in more than one state, subject to two exceptions: an acquisition of a savings association in another state (i) in a supervisory transaction, and (ii) pursuant to authority under the laws of the state of the association to be acquired that specifically permit such acquisitions. The conditions imposed upon interstate acquisitions by those states that have enacted authorizing legislation vary. Some states impose conditions of reciprocity, which have the effect of requiring that the laws of both the state in which the acquiring holding company is located (as determined by the location of its subsidiary savings association) and the state in which the association to be acquired is located, have each enacted legislation allowing its savings associations to be acquired by out-of-state holding companies on the condition that the laws of the other state authorize such transactions on terms no more restrictive than those imposed on the acquirer by the state of the target association. Some of these states also impose regional limitations, which restrict such acquisitions to states within a defined geographic region. Other states allow full nationwide banking without any condition of reciprocity. Some states do not authorize interstate acquisitions of savings associations.

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

     Congress has recently entertained various industry restructuring proposals that would require all federal savings banks to convert to national or state bank charters and to be subject to regulation as commercial banks. Under such proposals all thrift holding companies, in turn, would be required to register as bank holding companies under the BHC Act, and those holding companies that were not unitary thrift holding companies on a specified date would become subject to the activities restrictions set forth in the BHC Act as well as the restrictions on affiliations with entities primarily engaged in securities underwriting contained in the Glass-Steagall Act. While the outcome of the ongoing efforts to merge the thrift industry into the banking industry and to reorganize and consolidate the federal regulatory structure are uncertain at this time, the foregoing proposal, if enacted, would cause the Company to be regulated as a bank holding company. As such, the Company would be subject to examination, regulation and periodic reporting under the BHC Act, as administered by the Federal Reserve. The end result of such initiatives, and the resulting impact on the Company's business and operations, are unclear at this time.

Regulation of Federal Savings Associations

     Business Activities
     -------------------

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

     Loans to One Borrower
     ---------------------

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


     QTL Test
     --------

     Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least 9 months of the most recent 12-month period. "Portfolio assets" mean, in general, an association's total assets less the sum of (i) specified liquid assets up to 20% of total assets, (ii) certain intangibles, including goodwill and credit card and purchased mortgage servicing rights, and (iii) the value of property used to conduct the association's business. "Qualified thrift investments" include various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and consumer loans up to 10% of the association's portfolio assets. At December 31, 1997, the Bank maintained 69.02% of its portfolio assets in qualified thrift investments.

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

     Capital Requirements
     --------------------

     The OTS regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations, a leverage ratio requirement of 4.0% of core capital to such adjusted total assets, and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS based on the risks the OTS believes are inherent in the type of asset.

     Tangible capital is defined generally as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related earnings and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles other than certain purchased mortgage servicing rights and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes purchased credit card relationships. Supplementary capital currently includes cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

     When determining its compliance with the risk-based capital requirement, a savings association with "above normal" interest rate risk is required to deduct a portion of such capital from its total capital to account for the "above normal" interest rate risk. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) resulting from a hypothetical 2.0% increase or decrease in market rates of interest, divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. At the times when the 3-month Treasury bond equivalent yield falls below 4.0%, an association may compute its interest rate risk on the basis of a decrease equal to one-half of that Treasury rate rather than on the basis of 2.0%. A savings association whose measured interest rate risk exposure exceeds 2.0% would be considered to have "above normal" risk. The interest rate risk component is an amount equal to one-half of the difference between the association's measured interest rate risk and 2.0%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating its risk-based capital . Any required deduction for interest rate risk becomes effective on the last day of the third quarter following the reporting date of the association's financial data on which the interest rate risk was computed. The regulations authorize the Director of the OTS to waive or defer an association's interest rate risk component on a case-by-case basis. At December 31, 1997, the Bank was not required to maintain any additional risk-based capital under this rule.


     At December 31, 1997, the Company met each of the OTS capital requirements, in each case on a fully phased-in basis. The table below presents the Company's regulatory capital as compared to the OTS regulatory capital requirements at December 31, 1997:
                                              December 31,
                              Actual            Required             Excess
                         Amount     %       Amount      %        Amount     %
                         ------     -       ------      -        ------     -
                                          (dollars in thousands)
Tier 1 capital......... $22,130    8.90%    $6,471     4.00%     $15,659   4.90%
Tangible capital.......  22,130    8.90      3,856     1.50       18,274   7.40
Risk-based capital.....  24,127   13.70     12,941     8.00       11,186   5.70

     The OTS has adopted the Federal Financial Institutions Examination Council's ("FFIEC") updated statement of policy entitled "Uniform Financial Institutions Rating System" ("UFIRS") effective January 1, 1997. UFIRS is an internal rating system used by the federal and state regulators for assessing the soundness of financial institutions on a uniform basis and for identifying those institutions requiring special supervisory attention. Under the previous UFIRS, each financial institution was assigned a confidential composite rating based on an evaluation and rating of five essential components of an institution's financial condition and operations including Capital adequacy, Asset quality, Management, Earnings, and Liquidity (the "CAMEL Rating"). In updating UFIRS, the FFIEC increased its emphasis on the quality of risk management practices and added a sixth component for sensitivity to market risk. For most institutions, the FDIC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to: management's ability to identify, measure, monitor, and control market risk; the institution's size; the nature and complexity of its activities and its risk profile; and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to: an assessment of the sensitivity of the financial institution's earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management's ability to identify, measure, monitor, and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from nontrading positions.

     Limitation on Capital Distributions
     -----------------------------------

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

     The OTS has proposed regulations that would simplify the existing procedures governing capital distributions by savings associations. Under the proposed regulations, the approval of the OTS would be required only for an association that is deemed to be in troubled condition or that is undercapitalized or would be undercapitalized after the capital distribution. A savings association would be able to make a capital distribution without notice to or approval of the OTS if it is not held by a thrift holding company, is not deemed to be in troubled condition, has received either of the two highest composite supervisory ratings and would continue to be adequately capitalized after such distribution. Notice would have to be given to the OTS by any association that is held by a savings and loan holding company or that had received a composite supervisory rating below the highest two composite supervisory ratings. An association's capital rating would be determined under the prompt corrective action regulations. See "Prompt Corrective Regulatory Action."

     Liquidity
     ---------

     The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.0% to 10.0% depending upon economic conditions and the savings flows of member institutions, and is currently 5.0%. OTS regulations also require each savings association to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1.0%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity ratio at December 31, 1997 was 9.68%, and its short-term liquidity ratio was 6.71%, which exceeded the applicable requirements.

     Assessments
     -----------

     Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly Thrift Financial Report.

     Branching
     ---------

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

     Community Reinvestment
     ----------------------

     Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess the association's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings.

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

     Transactions with Related Parties
     ---------------------------------

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

     The Bank's authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve thereunder. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features with the exceptions of (1) the benefit compensation must be widely available to employees of the bank and (2) the benefit or compensation does not give preference to any insider over other employees of the bank and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the association's capital. In addition, extensions of credit in excess of certain limits must be approved by the association's board of directors.

     Enforcement
     -----------

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

     Standards for Safety and Soundness
     ----------------------------------

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

     Real Estate Lending Standards
     -----------------------------

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

     Prompt Corrective Regulatory Action
     -----------------------------------

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

     A savings association that has a total risk-based capital ratio of less than 8.0% or a leverage ratio or a Tier 1 (core) capital ratio that is less than 4.0% (3.0% leverage ratio if the association receives the highest rating on the CAMEL financial institutions rating system) is considered to be
"undercapitalized." A savings association that has a total risk-based capital ratio of less than 6.0% or a Tier 1 (core) risk-based capital ratio or a leverage ratio of less than 3.0% is considered to be "significantly undercapitalized." A savings association that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." The elements of an association's capital for purposes of the prompt corrective action regulations are defined generally as they are under the regulations for minimum capital requirements. See "Capital Requirements."

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

     Where appropriate, the OTS can impose corrective action by a thrift holding company under the "prompt corrective action" provisions of FDICIA.

     Insurance of Deposit Accounts
     -----------------------------

         Pursuant to FDICIA, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the new assessment system, which began in 1993, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period ending seven months before the assessment period. The three capital categories consist of (i) well capitalized, (ii) adequately capitalized or (iii) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates originally ranged from 0.04% (for the Bank Insurance Fund (the "BIF"), which primarily insures commercial banks) or 0.23% (for the SAIF) of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.31% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

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

     A variation of this proposal designated the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted by Congress as part of omnibus budget legislation and signed into law on September 30, 1996. As directed by the Funds Act, the FDIC has implemented a special one-time assessment of approximately
65.7 basis points (0.657%) on a depository institution's SAIF-insured deposits held as of March 31, 1995, (or approximately 52.6 basis points on SAIF deposits acquired by banks in certain qualifying transactions). The Bank recorded charges against earnings for the special assessment in the quarter ended September 30, 1996 in the amount of approximately $1,156,000.

      In addition, on December 24, 1996, in order to avoid collecting more than needed to maintain the SAIF's capitalization rate at 1.25 percent of aggregate insured deposits, the FDIC adopted in final a revision in the SAIF assessment rate schedule which retroactively effected, as of December 11, 1996, (i) a widening in the assessment rate spread among institutions in the different capital and risk assessment categories, (ii) an overall reduction of the assessment rate range assessable on SAIF deposits of from 0 to 27 basis points, and (iii) a special interim assessment rate range for the last quarter of 1996 of from 18 to 27 basis points on institutions subject to assessments with respect to certain bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the now-defunct FSLIC. Effective January 1, 1997, FICO assessments are imposed on both BIF- and SAIF-insured deposits in annual amounts presently estimated at 1.29 basis points and 6.44 basis points, respectively. The Bank anticipates that the net effect of the decrease in the premium assessment rate on SAIF deposits will result in a reduction in their total deposit insurance premium assessments, assuming no further changes in announced premium assessment rates. During 1997, SAIF assessments totalled approximately $186,000 for the Bank.

       Accounting for Bad Debt Reserves
       --------------------------------

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

     Federal Home Loan Bank System
     -----------------------------

     The Bank is a member of the FHLBA, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLBA, is required to acquire and hold shares of capital stock in the FHLBA in an amount at least equal to the greater of 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 1/20 of its advances (borrowings) from the FHLBA. The Bank was in compliance with this requirement at December 31, 1997, with an investment in FHLBA stock of $2,081,900. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

     Federal Reserve System
     ----------------------

     The Bank is subject to provisions of the FRA and the Federal Reserve's regulations pursuant to which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require that reserves be maintained in the amount of 3.0% of the aggregate of transaction accounts up to $52.0 million. The amount of aggregate transaction accounts in excess of $52.0 million are currently subject to a reserve ratio of 10.0%, which ratio the Federal Reserve may adjust between 8.0% and 12.0%. The Federal Reserve regulations currently exempt $4.3 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the Federal Reserve at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve discount window, but Federal Reserve regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

ITEM 2.  PROPERTIES

         The Company and the Bank operate from a main office which contains approximately 28,400 square feet of usable office space and is located on approximately two acres of land at 101 North Greenwood Street, LaGrange, Georgia. The Bank owns both the building and the land.

         The Bank also operates three full-service branch offices and one drive-through facility in LaGrange. One of the full-service branches contains approximately 360 square feet of office space in the Winn-Dixie Marketplace grocery store at 908 Hogansville Road in LaGrange. This office is leased by the Bank for $3,000 per month pursuant to a lease that expires in August 2001. A second full-service branch office is located at 1795 West Point Road at Lee's Crossing in LaGrange. This office contains approximately 2,700 square feet of office space on one acre of land, and both the land and the building are owned by the Bank. The third full-service branch office is located at 1417 LaFayette Parkway in LaGrange. This office contains approximately 2,300 square feet of office space on 1.2 acres of land, and it has three drive through lanes. Both the building and the land are owned by the Bank. The drive-through facility is located at 306 Vernon Street in LaGrange. This facility contains approximately 1,800 square feet of space, and both the building and the land are owned by the Bank.

         The Bank leases approximately 2,760 square feet of office space at 5669 Whitesville Road, Suite A, Columbus, Georgia, where its loan production office is located. The monthly lease payments are $3,133 for 1998, $3,251 for 1999, and $3,329 for the 2000. The lease expires on December 31, 2000.

         The Bank leases approximately 600 square feet of office space at 200 Broad Street, Suite D, LaGrange, Georgia. This office space is where Piedmont Mortgage Service, Inc., operating under the name "Piedmont Appraisal Service," is located. The lease requires monthly lease payments of $1,000 and expires on March 15, 1999.

         The Bank leases approximately 2,500 square feet of office space at 205 North Lewis Street, Suites 2 and 3, LaGrange, Georgia. This office space is the location for the Bank's Deposit Operations and Leasing department. The lease requires monthly lease payments of $1,939 and expires in December 2001.

     The net book value of the Company's investment in land, premises, furniture, fixtures and equipment, totaled approximately $6.4 million at December 31, 1997. See Note 4 of Notes to Consolidated Financial Statements contained in the Company's 1997 Annual Report, which information is incorporated by reference in Item 8 hereof. Most of the Bank's data processing equipment is held by the Bank under capitalized leases, and the Bank uses an independent service bureau for most of its data processing needs.

         All of the Company's and the Bank's offices are in good condition and are adequate for the Company's and the Bank's current and foreseeable needs.

         The Bank is unaware of any potential environmental liability that it may incur in connection with any properties or other assets owned by it.

ITEM 3.  LEGAL PROCEEDINGS

         The Bank is periodically involved as plaintiff or defendant in various legal actions in the ordinary course of its business. During August 1992 through October 1995, the Bank entered into a series of leases and secured loans with Bennett Funding Group, Inc. and certain of its affiliates ("Bennett Funding"). Bennett Funding allegedly operated in a fraudulent manner and are now the subject of bankruptcy proceedings, In re Bennett Funding Group, Inc., et al, Case No. 96-61376 et seq., which are pending in the United States Bankruptcy Court for the Northern District of New York. These leases and loans have an aggregate principal balance of $2.05 million.

         After a series of negotiations, the Bank has settled its disputes with the bankruptcy trustee under the terms of a Settlement Agreement. The Settlement Agreement has been approved by the Bankruptcy Court and executed by the Bank and the trustee. The settlement provides for a "split" between the Bank and the trustee on all cash collections on leases which collateralize the loans at issue.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted by the Company to a vote of its shareholders during the fourth quarter of 1997.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         Information relating to the market for, holders of and dividends paid on the Company's Common Stock is set forth under the caption "Corporate Information-Stock Prices and Dividends" on page 40 of the Company's 1997 Annual Report. Such information is incorporated herein by reference. The 1997 Annual Report is filed as Exhibit 13 to this report.

ITEM 6.  SELECTED FINANCIAL DATA

         Selected consolidated financial data for the Company and its subsidiaries for each year of the five-year period ended December 31, 1997 is set forth under the caption "Financial Highlights" on page 4 of the 1997 Annual Report. Such financial data is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

     A discussion of the consolidated financial condition and results of operations of the Company and its subsidiaries at and for the dates and periods covered by the financial statements set forth in the 1997 Annual Report is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 13 of the 1997 Annual Report. Such discussion is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of the Company and its subsidiaries, together with the Report of Independent Certified Public Accountants thereon, which are set forth on pages 14 through 37 of the 1997 Annual Report, are incorporated herein by reference:

         Consolidated Balance Sheets at December 31, 1997 and 1996

         Consolidated Statements of Operations for each of the three years in the period ended December 31, 1997

         Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 1997

         Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997

         Notes to Consolidated Financial Statements
         The Company is not required to furnish the supplementary financial information specified by Item 302 of Regulation S-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On February 20, 1997, the Company engaged Porter Keadle Moore, LLP as independent accountants to audit the Company's financial statements for the fiscal year ending December 31, 1997, and elected not to renew the engagement of the Company's previous independent accountants, Robinson, Grimes & Company, P.C. No adverse opinions or disclaimers of opinion were given by Robinson, Grimes & Company, P.C. during the fiscal years ended December 31, 1995, and 1996, nor were any of their opinions qualified as to uncertainty, audit scope, or accounting principle, during the time Robinson, Grimes & Company, P.C. during the fiscal years ended December 31, 1995, 1996, and the subsequent interim period through February 20, 1997, as described in Items 304(a) (1) (iv) and (v) of Regulation S-K. The decision was approved by the Company's Audit Committee and Board of Directors.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to the directors of the Company is set forth under the captions "Proposal 1 - Election of Directors-Nominees" and "Proposal 1 - Election of Directors-Information Regarding Nominees and Continuing Directors" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders to be held on May 13, 1998. Such information is incorporated herein by reference. Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, information relating to the executive officers of the Company and the Bank is set forth in Item 4(A) of this report under the caption "Executive Officers of the Registrant." Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by directors and executive officers of the Company and the Bank is set forth under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference. To the Company's knowledge, no person was the beneficial owner of more than 10% of the Company's common stock during 1997.

ITEM 11.  EXECUTIVE COMPENSATION

         Information relating to executive compensation and the sale of stock to certain directors is set forth under the captions "Proposal 1 - Election of Directors - Director Compensation" and "Executive Compensation" in the Proxy Statement referred to above. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding ownership of the Company's common stock as of December 31, 1997, by certain persons is set forth under the captions "Voting - Stock Ownership" and "Proposal 1 - Election of Directors - Information Regarding Nominees and Continuing Directors" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain transactions between the Bank and affiliates of the Company and the Bank is set forth under the caption "Executive Compensation - Loans to Management" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.


                                     PART IV
Exhibit No.                       Description
----------                        -----------

        2 Agreement and Plan of Merger, dated October 28, 1997, by and between the Company and Middle Georgia Bankshares, Inc. (Annex A to the Joint Proxy Statement/Prospectus included in the Company's Registration Statement on Form S-4, as amended (File No. 333-44011)

        3.1 (i) Articles of Incorporation of the Company, as amended through October 15, 1993 (Exhibit 3.1(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

              (ii) Bylaws of the Company, as amended through September 16, 1993 (Exhibit 3.1(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

              Tax Sharing Agreement dated March 1, 1994, among the Company, the Bank and Piedmont Mortgage Service, Inc. (Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

       10.2   Management Contracts and Compensatory Plans:

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

       13     1997 Annual Report

       21 Subsidiaries (Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)

       (b)    Reports on Form 8-K.

               A Current Report on Form 8-K dated October 28, 1997 regarding the merger with Middle Georgia Bankshares, Inc. was filed in the fourth quarter, 1997.

       (c) See Item 14(a)(3) above.

       (d) See Item 14(a)(2) above.

------------------
+ All or portions of page 4 and pages 5 through 40 of the Company's 1997 Annual Report, as indicated in this report, are incorporated herein by reference. Other than as noted herein, the Company's 1997 Annual Report is furnished to the Securities and Exchange Commission solely for its information and is not deemed to be "filed" with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               FLAG FINANCIAL CORPORATION
                                                       (Registrant)


Date:  March 30, 1998                       By:       /S/ John S. Holle
                                               --------------------------------
                                                        John S. Holle
                                              Chairman of the Board, President
                                                and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 1998.


     Signature                                    Title


/s/ John S. Holle
-------------------                 Chairman of the Board, President and
John S. Holle                       Chief Executive Officer


/s/ Ellison C. Rudd                 Executive Vice President, Chief Financial
-------------------                 Officer, Treasurer and Director
Ellison C. Rudd                     (Principal Financial and Accounting Officer)

/s/ Dr. Albert Glenn Bailey
---------------------------
Dr. Albert Glenn Bailey             Director


/s/ H. Speer Burdette, III
---------------------------
H. Speer Burdette, III              Director

/s/ Fred A. Durand, III
---------------------------
Fred A. Durand, III                 Director

/s/ Kelly R. Linch
---------------------------
Kelly R. Linch                      Director

/s/ Gordon M. Smith
---------------------------
Gordon M. Smith                     Director

/s/ John W. Stewart, Jr.
---------------------------
John W. Stewart, Jr.                Director

/s/ Dr. Steven P. Teaver
---------------------------
Dr. Steven P. Teaver                Director

/s/ Robert W. Walters
---------------------------
Robert W. Walters                   Director

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


     11          Statement regarding computation of per share earnings -

     13          1997 Annual Report

     21 Subsidiaries (Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)
---------------
+ All or portions of page 4 and pages 5 through 40 of the Company's 1997 Annual Report, as indicated in this report, are incorporated herein by reference. Other than as noted herein, the Company's 1996 Annual Report is furnished to the Securities and Exchange Commission solely for its information and is not deemed to be "filed" with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.