Form 10-Q
period 1998-03-31
FLAG FINANCIAL CORP
filed 1998-05-15
CIK 897509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from _____ to ______

                         Commission file number 0-24532

                           FLAG FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Georgia                                         58-2094179
--------------------------------------------------------------------------------
(State of incorporation)                   (I.R.S. Employer Identification No.)

P.O. Box 3007
LaGrange, Georgia                                          30241
--------------------------------------------------------------------------------
(Address of principal executive                          (Zip Code)
  offices)
                                (706) 845-5000
--------------------------------------------------------------------------------
                               (Telephone Number)

         Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES XX NO

             Common stock, par value $1 per share: 3,448,924, shares
                         Outstanding as of May 14, 1998

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES

                                Table of Contents

                                                                            Page
PART  I  Financial Information

  Item 1.  Financial Statements

     Consolidated Balance Sheets at March 31, 1998 and
       December 31, 1997..................................................... 3

     Consolidated Statements of Earnings for the Three Months
       Ended March 31, 1998 and 1997......................................... 4

     Consolidated Statements of Comprehensive Income for the
       Three Months Ended March 31, 1998 and 1997............................ 5

     Consolidated Statements of Cash Flows for the Three Months
       Ended March 31, 1998 and 1997......................................... 6

     Notes to Consolidated Financial Statements.............................. 7

  Item 2.  Management's Discussion and Analysis of Financial Condition
               And Results of Operations....................................  9


PART II  Other Information

  Item 1.  Legal Proceedings................................................ 12

  Item 2.  Changes in Securities............................................ 12

  Item 3.  Defaults Upon Senior Securities.................................. 12

  Item 4.  Submission of Matters to a Vote of Security Holders.............. 12

  Item 5.  Other Information................................................ 13

  Item 6.  Exhibits and Reports on Form 8-K................................. 13

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
--------------------------------------------------------------------------------
                                                     MARCH 31,      DECEMBER 31,
                                                        1998           1997
                                                    --------------------------
ASSETS                                                       (UNAUDITED)

Cash and cash equivalents........................... $17,909,522    $17,891,053
Interest-bearing deposits...........................   3,609,535      3,168,353
Investment securities held-to-maturity..............   2,547,743      2,607,835
Investment securities available-for-sale............  66,948,759     65,382,658
Other investments...................................   5,590,053      5,266,753
Mortgage loans held for sale........................   5,727,559      3,481,678
Loans, net.......................................... 267,058,511    253,716,513
Premises and equipment, net.........................  11,701,232     10,848,183
Mortgage servicing rights ..........................   1,362,844      1,174,292
Accrued interest receivable.........................   3,606,983      4,163,311
Cash surrender value of life insurance..............   3,584,514      3,534,620
Other assets........................................   5,808,541      5,501,014
                                                    ---------------------------
       Total assets.................................$395,455,796   $376,736,263
                                                    ===========================

LIABILITIES

Non interest-bearing deposits....................... $25,594,176    $28,234,904
Interest-bearing deposits........................... 277,396,801    266,034,007
Federal funds purchased.............................           0         70,000
Advances from Federal Home Loan Bank................  48,616,667     43,637,494
Accrued interest payable............................   1,370,000      1,223,196
Other liabilities...................................   8,401,988      4,276,444
                                                    ---------------------------
      Total liabilities............................. 361,379,632    343,476,045
                                                    ---------------------------

STOCKHOLDERS' EQUITY

Preferred stock (10,000,000 shares authorized
     none issued and outstanding) ..................       -              -
Common stock ($1 par value, 20,000,000 shares
     authorized, 3,049,274 shares issued and
     outstanding....................................   3,049,274      3,049,274
Additional paid-in capital..........................  10,312,958     10,312,958
Retained earnings...................................  20,609,111     19,936,046
Unrealized gain (loss) on investment securities
      available-for-sale, net of tax................     104,821        (38,060)
                                                    ---------------------------
     Total stockholders' equity.....................  34,076,164     33,260,218
                                                    ---------------------------
     Total liabilities and stockholders' equity.....$395,455,796   $376,736,263
                                                    ===========================




See Accompanying Notes to Consolidated Financial Statements

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
--------------------------------------------------------------------------------

                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            1998          1997
Interest Income                                                (UNAUDITED)
     Interest and fees on loans......................... $6,552,796  $5,515,350
     Interest on securities.............................. 1,212,212     984,070
     Interest on time deposits...........................    53,605     104,155
                                                          ---------------------
           Total interest income......................... 7,818,613   6,603,575
                                                          ---------------------
Interest Expense
     Interest on deposits................................ 3,191,330   2,811,344
     Interest on borrowings..............................   702,724     240,870
                                                         ----------------------
           Total interest expense........................ 3,894,054   3,052,214
                                                          ---------------------
           Net interest income before
               provision for loan losses................. 3,924,559    3,551,361
Provision for Loan Losses                                   186,000     180,000
                                                          ---------------------
           Net interest income after
             provision for loan losses................... 3,738,559   3,371,361
                                                          ---------------------
Other Income
     Fees and service charges............................   916,102     803,869
     Gain on sale of investment securities...............    63,999      81,545
     Gain on sale of loans...............................   298,652      94,907
     Gain (loss) on sale of real estate, net.............    17,737      (9,486)
     Other income........................................   658,441     179,232
                                                          ---------------------
           Total other income............................ 1,954,931   1,150,067
                                                          ---------------------
Other Expenses
     Salaries and employee benefits...................... 2,031,455   1,503,159
     Occupancy ..........................................   808,509     691,698
     Other operating..................................... 1,514,250     876,839
                                                          ---------------------
           Total other expenses.......................... 4,354,214   3,071,696
                                                          ---------------------
           Earnings before provision for income taxes.... 1,339,276   1,449,732
     Provision for income taxes..........................   428,833     477,844
                                                          ---------------------
            Net earnings ................................  $910,443    $971,888
                                                          ======================
     Basic earnings per share............................     $0.30       $0.32
     Diluted earnings per share..........................     $0.30       $0.32


     See Accompanying Notes to Consolidated Financial Statements

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
--------------------------------------------------------------------------------
                                                             Three months ended
                                                                  March 31,
                                                              1998       1997
                                                              ----       ----
Net earnings...........................................   $ 910,443   $ 971,888
Other comprehensive income, net of tax:
 Unrealized gains (losses) on investment securities
     available-for-sale:
    Unrealized gains (losses) arising during the period,
       net of tax of $87,572 and ($45,200),
       respectively ...................................     142,881    (73,747)
     Less:  Reclassification adjustment for gains
              included in net earnings, net of tax
              of $24,320 and $30,987, respectively.....     (39,679)   (50,558)
                                                          --------------------
Other comprehensive income  ...........................     103,202   (124,305)
                                                         ---------------------
Comprehensive income................................... $ 1,013,645   $847,583
                                                        ======================

See Accompanying Notes to Consolidated Financial Statements

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
                                                               March 31,
                                                         1998            1997
                                                   -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings ..................................   $    910,443    $    971,888
 Adjustment to reconcile net earnings to net
    cash provided by operating activities:
 Depreciation, amortization and accretion ......        423,954         335,248
 Provision for loan losses .....................        186,000         180,000
 Gain on sale of investment securities
     available-for-sale ........................        (63,999)        (81,545)
 Gain on sales of loans ........................       (298,652)        (94,907)
 (Gain) loss on other real estate ..............        (17,737)          9,486
  Change in:
        Mortgage loans held for sale ...........     (1,947,229)       (664,066)
        Other ..................................      4,223,602         783,117
                                                      ---------         -------
  Net cash provided by operating activities ....      3,416,831       1,437,574
                                                      ---------       ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Net change in interest-bearing deposits .......       (441,182)     (1,319,105)
 Proceeds from sales and maturities of
     investment securities available-for-sale ..     17,979,484      44,747,242
 Proceeds from maturities of investment
     securities held-to-maturity ...............         56,024         132,756
 Purchases of other investments ................       (323,300)        (99,995)
 Purchases of investment securities
      available-for-sale .......................    (19,269,688)     38,538,149)
 Net change in loans ...........................    (13,527,998)      6,452,261
 Purchases of premises and equipment ...........     (1,215,220)       (550,768)
 Purchases of cash surrender value
      life insurance ...........................        (49,894)        (84,937)
                                                        -------         -------
  Net cash provided by (used in)
     investing activities ......................    (16,792,223)     10,740,952
                                                    -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in deposits ........................      8,722,066       1,831,454
 Decrease in federal funds purchased ...........        (70,000)     (2,210,000)
 Proceeds from FHLB advances ...................      5,000,000       1,500,000
 Payments of FHLB advances .....................        (20,827)     (4,520,833)
 Cash dividends paid ...........................       (237,378)       (237,086)
                                                       --------        --------
  Net cash provided by (used in)
    financing activities .......................     13,393,861      (3,636,465)
                                                     ----------      ----------
  Net change in cash and cash equivalents ......         18,469       8,542,061
Cash and cash equivalents at beginning of
    the period .................................     17,891,053      10,664,077
                                                     ----------      ----------

Cash and cash equivalents at end of period .....   $ 17,909,522    $ 19,206,138
                                                   ============    ============



See Accompanying Notes to Consolidated Financial Statements

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
The accompanying consolidated financial statements have not been audited. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods.

The accounting principles followed by FLAG Financial Corporation ("FLAG") and its bank subsidiaries and the methods of applying these principles conform with generally accepted accounting principles and with general practices within the banking industry. Certain principles, which significantly affect the determination of financial position, results of operations, and cash flows are summarized below and in FLAG's annual report on Form 10-K for the year ended December 31, 1997.

Note 1.  Basis of Presentation

The consolidated financial statements include the accounts of FLAG and its wholly-owned subsidiaries, First Federal Savings Bank of LaGrange (LaGrange) and Citizens Bank (Vienna). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain items in prior period's financial statements have been reclassified to conform to the current financial statement presentation.

The consolidated financial information furnished herein represents all adjustments that are, in the opinion of management, necessary to present a fair statement of the results of operations, and financial position for the periods covered herein and are normal and recurring in nature. For further information, refer to the consolidated financial statements and footnotes included in FLAG's annual report on Form 10-K for the year ended December 31, 1997.

Note 2.  Business Combinations

On March 30, 1998, FLAG announced the completion of its merger with Middle Georgia Bankshares, Inc. ("MGB"). The transaction has been accounted for as a pooling of interests, and all prior period financial statements of FLAG have been restated to reflect the merger as if it had occurred at the beginning of the earliest period presented.

On May 12, 1998, FLAG announced the completion of its merger with Three Rivers Bancshares, Inc. ("TRB"), parent company of Bank of Milan in Milan, Georgia. The transaction will be accounted for as a pooling of interests. As of March 31, 1998, TRB had approximately $36 million in assets and operated two branch offices located in Milan and McRae, Georgia.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Note 4.  Earnings per share

Net earnings per common share are based on the weighted average number of common shares outstanding during each period. The calculation of basic and diluted earnings per share is as follows:

                                                        March 31,
                                               ---------------------------
                                                  1998             1997
                                               ---------------------------
Basic earnings per share:
Net earnings .................................    910,443          971,888
Weighted Average Common shares
    Outstanding ..............................  3,049,274        3,044,077
Per share amount .............................       0.30             0.32

Diluted earnings per share:
Net earnings .................................    910,443          971,888
Effect of dilutive securities -
    stock options ............................     34,787            8,376
Diluted earnings per share ...................       0.30             0.32


Note 5.  Recently issued accounting standards

On January 1, 1998, The Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." This Statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, comprehensive income includes net income reported in the statements of earnings and changes in the fair value of securities available-for-sale reported as a component of stockholders' equity.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Results of Operations
Quarters ended March 31, 1998 and 1997

Overview
--------

Net earnings for the quarter ended March 31, 1998 decreased $61,000 or 6 percent compared to first quarter 1997. Net earnings per common share also decreased 6 percent for the first quarter of 1998 and is $0.30 compared to $0.32 in the first quarter of 1997. Net interest income increased 11% for the quarter ended March 31, 1998 over the same period of 1997 to $3.9 million. Non-interest income and expense rose 70 percent and 42 percent, respectively, for the first quarter of 1998 compared to the same period of 1997.

Net Interest Income
-------------------

Net interest income for the quarter ended March 31, 1998 increased $373,000 compared to the first quarter of 1997. This increase resulted from a $1,215,000, or 18 percent increase in interest income and a $842,000 or 28 percent increase in interest expense. The increase in interest income resulted from an increase in average earning assets of $61.5 million partially offset by a decrease in the average yield on earning assets from 9.10 percent to 8.89 percent. The increase in interest expense was primarily due to a $60.9 million increase in average interest bearing liabilities.

Non-Interest Income and Expense
-------------------------------

Non-interest income for the first three months of 1998 increased $804,864 or 70 percent compared to the first quarter of 1997. Other income includes a loan fee of $530,000 that FLAG received for its assistance in originating, finding participants and selling an R&D loan in the first quarter of 1998. Fees and service charges increased $112,000 or 14 percent during 1998 compared to the first three months of 1997. Of this increase, $44,000 was due to increases in deposit account fees and service charges. Another contributing factor to the increase in 1998 earnings was gains related primarily to sales of currently originated residential mortgage loans. These gains increased $204,000 in 1998, more than doubling first quarter 1997 gains, due to an increased number of residential loan refinancings.

Non-interest expense increased almost $1.3 million or 42 percent in the first quarter of 1998 compared to the same period in 1997. Salaries and employee benefits increased $528,000, a 35% increase over first quarter 1997. The increase was primarily due to additional staffing requirements. Many of the additional positions were sales related, that management believes in the long-term will increase revenues. Management also believes consolidation efficiencies will be realized from its recent merger with MGB that will reduce the need for some personnel.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Other expenses increased $637,000 or 73 percent this period compared to the first three months in 1997. Approximately $400,000 of this increase is legal and professional fees related to FLAG's merger with MGB.

Income Taxes
------------

Income tax expense for the first three months was $429,000 in 1998 compared to $478,000 in 1997. The effective tax rates for the first three months ended March 31, 1998 and 1997 were 32 percent and 33 percent, respectively.

Provision and Allowance for Possible Loan and Lease Losses
----------------------------------------------------------

The adequacy of the allowance for loan and lease losses is determined through management's informed judgment concerning the amount of risk inherent in FLAG's loan and lease portfolios. This judgment is based on such factors as the change in levels of non-performing and past due loans and leases, historical loan loss experience, borrowers' financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. The allowance for loan and lease at March 31, 1998 was $3.6 million compared to $3.5 million at December 31, 1997. The ratio of the allowance for loan losses to outstanding loans at March 31, 1998 was 1.32 percent compared to 1.37 percent at December 31, 1997. It is management's belief that the allowance for loan losses is adequate to absorb possible loss in the loan portfolio.

Non-Performing Assets and Past Due Loans
----------------------------------------

Non-performing assets, comprised of real estate owned, non-accrual loans and loans for which payments are more than 90 days past due, totaled $2.5 million at March 31, 1998 compared to $8.9 million at March 31, 1997. Non-performing assets as a percentage of total loans and real estate owned at March 31, 1998 and March 31, 1997 were 0.94 percent and 4.08 percent respectively.

FLAG has a loan review function that continually monitors selected accruing loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. The loan review function also identifies loans with high degrees of credit or other risks. The focus of loan review as well as FLAG management is to maintain a low level of non-performing assets and return current non-performing assets to earning status.

Management is unaware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on FLAG's liquidity, capital resources or operations.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Financial Condition

Overview
--------

Total assets were $395 million at March 31, 1998, an increase of $18.7 million or 5 percent from December 31, 1997.

Assets and Funding
------------------

At March 31, 1998 earning assets totaled $361 million, an increase of more than $21.5 million from December 31, 1997. The mix of interest earning assets remained relatively the same in the first 3 months of 1998. Loans remained at 76 percent of earning assets and investment securities decreased to 21 percent of earning assets from 22 percent at December 31, 1997.

At March 31, 1998, interest-bearing deposits increased $11.4 million compared to December 1997. Noninterest-bearing deposits decreased $2.6 million in the first three months of 1998 and totaled $25.6 million at March 31, 1998. Federal Home Loan Bank advances increased $5 million in the first quarter of 1998 and totaled $48.6 million at March 31, 1998. At March 31, 1998, deposits represented 86 percent of FLAG's interest-bearing liabilities and Federal Home Bank advances represented 14 percent.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operations totaled $3,417,000 for the quarter ended March 31, 1998. Net cash used by investing activities totaling $16,792,000 consisted of $18,035,000 of proceeds from sale and maturities of investment securities, offset by cash flows of $19,593,000 in investment securities purchases, a $441,000 increase in interest-bearing deposits, a $13,528,000 net increase in loans outstanding, purchases of bank premises and equipment of $1,215,000, and a $50,000 increase in cash surrender value of life insurance. Net cash provided by financing activities consisted largely of $8,722,000 increases in deposits and increases in Federal Home Loan Bank advances of $4,979,000.

Total stockholders' equity at March 31, 1998, was 8.62 percent of total assets compared to 8.83 percent at December 31, 1997. The slight decrease is attributed to an $18 million increase in total assets since December 31, 1997.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

At March 31, 1998, FLAG and its banks were in compliance with various regulatory capital requirements administered by Federal and state banking agencies. The following is a table representing FLAG's consolidated Tier-1, tangible capital, and risk-based capital

                                            March 31, 1998
--------------------------------------------------------------------------------
                               Actual           Required             Excess
                            Amount    %       Amount     %       Amount      %
--------------------------------------------------------------------------------
Tier 1 capital .......  $   31,950   7.91%  $ 16,166   4.00%    $ 15,784   3.91%
Tangible capital .....      31,950   7.91%     6,062   1.50%    $ 25,888   6.41%
Risk-based capital ...      34,238  12.69%    21,580   8.00%    $ 12,658   4.69%



                                    PART II.

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The 1998 Annual Meeting of Shareholders was held on May 13, 1998.

(b)       Election of directors

          The shareholders voted 2,449,565.596 shares in the affirmative and 7004 shares were withheld from the authority to vote for the election of Dr. A. Glenn Bailey, Kelly R. Linch and J. Daniel Speight, Jr. as a class of directors, each to serve a three year term as a director of the Company.

(c) The shareholders voted 2,320,011.640 shares in the affirmative and 89,570.843 shares in the negative, with 33,022.113 shares abstaining for the amendment of the 1994 Employee Stock Incentive Plan.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES


(c) The shareholders voted 2,448,658.560 shares in the affirmative and 0 shares in the negative, with 7,911.036 shares abstaining for the ratification and appointment of Porter, Keadle, Moore LLP as independent accountants of the Company for the fiscal year ending December 31, 1998.


Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

     On April 15, 1998, FLAG filed a Form 8-K announcing the completion of a merger agreement with Middle Georgia Bankshares with and into FLAG on March 31, 1998.

     On January 28, 1998, FLAG announced the execution of a Letter of Intent with Three Rivers Bancshares, Inc ("Three Rivers") to merge with and into FLAG.

     On February 18, 1998, FLAG filed a Form 8-K announcing the execution of a Definitive Agreement and Plan of Merger with Three Rivers.


         Exhibit 27 - Financial Data Schedule (for SEC use only)

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                           FLAG Financial Corporation

                            By:/s/ Ellison C. Rudd
                            ----------------------
                                   Ellison C. Rudd

                            (Chief Financial Officer)

                                Date:  May 15, 1998