Form 10-Q
period 1998-06-30
FLAG FINANCIAL CORP
filed 1998-08-07
CIK 897509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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

                                    YES XX NO

             Common stock, par value $1 per share: 5,175,557, shares
                         Outstanding as of July 27, 1998

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES

                                Table of Contents

                                                                            Page
PART  I  Financial Information

 Item 1.  Financial Statements

       Consolidated Balance Sheets as of June 30, 1998 and
         December 31, 1997...................................................  1

       Consolidated Statements of Earnings for the Six Months and
         Quarter Ended June 30, 1998 and 1997................................  2

       Consolidated Statements of Comprehensive Income for the
         Six Months and Quarter Ended June 30, 1998 and 1997.................  3

       Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 1998 and 1997........................................  4

       Notes to Consolidated Financial Statements............................  5

 Item 2.  Management's Discussion and Analysis of Financial Condition
               And Results of Operations.....................................  7


PART II  Other Information

  Item 1. Legal Proceedings.................................................. 11

  Item 2. Changes in Securities.............................................. 11

  Item 3. Defaults Upon Senior Securities.................................... 11

  Item 4. Submission of Matters to a Vote of Security Holders................ 11

  Item 5. Other Information.................................................. 11

  Item 6. Exhibits and Reports on Form 8-K................................... 11

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                               June 30,     December 31,
                                                                 1998           1997
                                                             --------------------------
ASSETS                                                               (UNAUDITED)

Cash and due from banks .................................. $  11,724,475   $  13,350,755
Federal funds sold .......................................    10,070,000       5,900,000
                                                              ----------       ---------
    Total cash and cash equivalents ......................    21,794,475      19,250,755
                                                              ----------      ----------
Interest-bearing deposits ................................     3,507,881       3,168,353
Investment securities held-to-maturity ...................     2,719,673       2,957,971
Investment securities available-for-sale .................    66,712,172      71,063,805
Other investments ........................................     5,755,363       5,358,063
Mortgage loans held for sale .............................     6,306,170       3,481,678
Loans, net ...............................................   306,526,854     279,285,679
Premises and equipment, net ..............................    12,512,281      11,348,843
Mortgage servicing rights ................................     1,443,083       1,174,292
Accrued interest receivable ..............................     5,079,802       4,713,021
Cash surrender value of life insurance ...................     4,000,533       3,864,612
Other assets .............................................     6,520,653       5,618,002
                                                               ---------       ---------
          Total assets ................................... $ 442,878,940   $ 411,285,074
                                                           =============   =============

LIABILITIES

Non interest-bearing deposits ............................ $  26,508,839   $  32,245,871
Interest-bearing deposits ................................   312,736,404     292,606,172
Federal funds purchased ..................................          --           170,000
Other borrowed funds .....................................     5,934,171            --
Advances from Federal Home Loan Bank .....................    49,895,834      43,637,494
Accrued interest payable .................................     1,649,688       1,312,319
Other liabilities ........................................     7,571,911       4,542,310
                                                               ---------       ---------
          Total liabilities ..............................   404,296,847     374,514,166
                                                             -----------     -----------

STOCKHOLDERS' EQUITY

Preferred stock (10,000,000 shares authorized none
     issued and outstanding) .............................          --              --
Common stock ($1 par value, 20,000,000 shares authorized,
      5,174,807 shares issued and outstanding ............     5,174,807       5,171,432
Additional paid-in capital ...............................     8,817,080       8,794,541
Retained earnings ........................................    24,380,729      22,813,421
Unrealized gain on investment securities
      available-for-sale, net of tax .....................       209,477          (8,486)
         Total stockholders' equity ......................    38,582,093      36,770,908
                                                              ----------      ----------
         Total liabilities and stockholders' equity ...... $ 442,878,940   $ 411,285,074
                                                           =============   =============


See Accompanying Notes to Consolidated Financial Statements

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings


                                                         Three Months Ended               Six Months Ended
                                                             June 30,                         June 30,
                                                     ----------------------------------------------------------
                                                           1998         1997              1998         1997
Interest Income                                                             (UNAUDITED)
     Interest and fees on loans.....................    $7,716,882    $6,103,507       $15,037,255  $12,227,740
     Interest on securities.........................     1,210,745       951,041         2,512,336    2,017,784
     Interest interest-bearing deposits
        and federal funds sold......................        57,502        83,655           124,256      203,852
                                                       -------------------------     --------------------------
           Total interest income....................     8,985,129     7,138,203        17,673,847   14,449,376
                                                         -----------------------        -----------------------
Interest Expense
     Interest on deposits...........................     3,658,644     3,193,758         7,197,151    6,287,004
     Interest on borrowings.........................       777,719       237,430         1,480,862      478,300
                                                       -------------------------      -------------------------
           Total interest expense...................     4,436,363     3,431,188         8,678,013    6,765,304
                                                         -----------------------         ----------------------
           Net interest income before...............
               provision for loan losses............     4,548,766     3,707,015         8,995,834     7,684,072
Provision for Loan Losses...........................       222,000       163,000           444,000      407,000
                                                       -------------------------        -----------------------
           Net interest income after
             provision for loan losses..............     4,326,766     3,544,015         8,551,834    7,277,072
                                                         -----------------------         ----------------------
Other Income
     Fees and service charges........................      834,225       927,580         1,825,835    1,801,538
     Gain on sale of investment securities...........       84,043        24,631           148,042      104,899
     Gain on sale of loans...........................      453,569       199,840           899,755      417,233
     Gain (loss) on sale of real estate-net..........     (42,655)       (26,531)         (24,918)      (36,017)
     Other income....................................      196,780        87,346           869,124      274,154
                                                        ------------------------        -----------------------
           Total other income........................    1,525,962     1,212,866         3,717,838    2,561,807
                                                         -----------------------         ----------------------
Other Expenses
     Salaries and employee benefits.................     2,243,004     1,856,813         4,354,717    3,521,351
     Occupancy .....................................       690,168       657,563         1,547,904    1,232,906
     Other operating................................     1,602,600     1,081,468         3,322,879    2,186,976
                                                         -----------------------         ----------------------
           Total other expenses.....................     4,535,772     3,595,844         9,225,500    6,941,233
                                                         -----------------------         ----------------------
           Earnings before provision for income taxes    1,316,956     1,161,037         3,044,172    2,897,646
     Provision for income taxes.....................       355,159       369,820           928,992      949,864
                                                         -----------------------        -----------------------
            Net earnings ...........................      $961,797      $791,217        $2,115,180   $1,947,782
                                                         =======================        =======================
     Basic earnings per share.......................         $0.19         $0.15             $0.41        $0.38
     Diluted earnings per share.....................         $0.18         $0.15             $0.41        $0.38


     See Accompanying Notes to Consolidated Financial Statements

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
--------------------------------------------------------------------------------

                                                              Three months ended       Six months ended
                                                                   June 30,                June 30,
                                                                1998       1997       1998         1997
                                                                ----       ----       ----         ----
Net earnings...........................................      $961,797   $791,217   $2,115,180  $1,947,782
Other comprehensive income, net of tax:
 nrealized gains (losses) on investment
  securities available-for-sale:...................
   Unrealized gains (losses) arising during the period, net
      of tax of $133,590, $45,657, $64,857,
      and ($10,057), respectively...........                    74,493    105,787      217,963    (16,409)
   Less:  Reclassification adjustment for gains included
               in net earnings, net of tax of $31,936, $9,360
                $56,256, and  $39,862 respectively.            (52,107)   (15,271)     (91,786)    (65,037)
                                                            -----------------------------------------------
Other comprehensive income.........................             22,386     90,516      126,177     (81,446)
                                                            -----------------------------------------------
Comprehensive income...............................          $ 984,183   $881,733   $2,241,357  $1,866,336
                                                            ===============================================


See Accompanying Notes to Consolidated Financial Statements

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                        June 30,
                                                                  1998                1997
                                                               ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings ............................................... $  2,115,180  $  1,947,782
  Adjustment to reconcile net earnings to net
     cash provided by operating activities:
          Depreciation, amortization and accretion ...........    1,043,243       752,301
          Provision for loan losses ..........................      444,000       407,000
          Gain on sale of investment securities
              available-for-sale .............................     (148,042)     (104,899)
          Gain on sales of loans .............................     (899,755)     (417,233)
          Loss on other real estate - net ....................       24,918        36,017
           Change in:
                 Mortgage loans held for sale ................   (1,924,737)    1,368,790
                 Other .......................................    7,422,490      (197,517)
                                                                  ---------      --------
                    Net cash provided by operating activities     8,077,297     3,792,241
                                                                  ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in interest-bearing deposits ....................     (339,528)   (2,035,800)
  Proceeds from sales and maturities of investment securities
      available-for-sale .....................................   36,456,520    47,577,205
  Proceeds from maturities of investment securities
       held-to-maturity ......................................      231,555       521,387
  Proceeds from sale of other investments ....................         --         643,100
  Purchases of other investments .............................     (572,300)     (777,595)
  Purchases of investment securities available-for-sale ......  (31,492,377)  (46,469,136)
  Net change in loans ........................................  (27,685,175)  (15,603,066)
  Net increases of premises and equipment ....................   (1,955,933)   (1,823,685)
  Purchases of cash surrender value life insurance ...........     (135,921)     (155,864)
                                                                   --------      --------
                    Net cash used in investing activities ....  (25,493,159)  (18,123,454)
                                                                -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposits .....................................   14,393,200    18,040,153
  Decrease in federal funds purchased ........................     (170,000)   (2,210,000)
  Proceeds from FHLB advances ................................   38,500,000     7,500,000
  Payments of FHLB advances ..................................  (32,241,660)   (7,991,669)
  Proceeds from exercise of stock options ....................       26,438          --
  Cash paid for fractional shares of acquired entity .........         (524)         --
  Cash dividends paid ........................................     (547,872)     (410,231)
                                                                   --------      --------
                   Net cash provided by financing activities .   19,959,582    14,928,253
                                                                 ----------    ----------

                   Net change in cash and cash equivalents ...    2,543,720       597,040
    Cash and cash equivalents at beginning of period .........   19,250,755    14,107,593
                                                                 ----------    ----------

    Cash and cash equivalents at end of period ...............  $21,794,475  $ 14,704,633
                                                                ===========  ============


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

Note 1.  Basis of Presentation

The consolidated financial statements include the accounts of FLAG and its wholly-owned subsidiaries, First Federal Savings Bank of LaGrange "LaGrange", Citizens Bank "Vienna", and Bank of Milan "Milan". All significant intercompany accounts and transactions have been eliminated in consolidation. Certain items in prior period's financial statements have been reclassified to conform to the current financial statement presentation.

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

Note 2.  Business Combinations

On March 30, 1998, FLAG completed its merger with Middle Georgia Bankshares, Inc. ("MGB"), the parent company of Vienna. Effective May 8, 1998, FLAG completed its merger with Three Rivers Bancshares, Inc. ("TRB"), parent company of Milan,. The acquisitions have been accounted for as pooling of interests, and all prior period financial statements of FLAG have been restated to reflect the mergers as if they had occurred at the beginning of the earliest period presented.

On May 14, 1998, FLAG announced the execution of a Letter of Intent with The Brown Bank in Metter, Georgia. The operations will be combined by means of a tax-free merger. The Brown Bank operates three full service banking offices in Metter, Cobbtown, and Reidsville, Georgia. The Letter of Intent provides, among other things, for the merger of The Brown Bank with and into FLAG and the exchange of each share of The Brown Bank's common stock for 1.5 shares of FLAG common stock.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

On May 28, 1998, FLAG announced the execution of a Letter of Intent with Heart of Georgia Bancshares, Inc. ("Heart of Georgia") to combine their two operations by means of a tax free merger. The Letter of Intent provides, among other things, for the merger of Heart of Georgia with and into FLAG and the exchange of each share of Heart of Georgia common stock for 2.025 shares of FLAG common stock.

On June 1, 1998, FLAG announced the execution of a Letter of Intent with Empire Banking Company ("Empire") in Homerville, Georgia. The operations will be combined by means of a tax free merger. The Letter of Intent provides, among other things, for the merger of Empire for 42.975 shares of FLAG common stock.

These three pending acquisitions are expected to be accounted for as poolings of interests and are projected to be consummated during the third quarter of 1998, pending execution of a definitive agreement, final due diligence, regulatory approval, and shareholder approval.


Note 4.  Earnings per share

Net earnings per common share are based on the weighted average number of common shares outstanding during each period. The calculation of basic and diluted earnings per share is as follows:

                                     Three Months Ended      Six Months Ended
                                         June 30,                June 30,
                                     1998        1997        1998     1997
                                     ----        ----        ----     ----
Basic earnings per share:
Net earnings.......................  961,797    791,217    2,115,180  1,947,782
Weighted Average Common shares
    Outstanding....................5,173,258  5,163,716    5,172,389  5,172,995
Per share amount...................     0.19       0.15         0.41       0.38

Diluted earnings per share:
Net earnings.......................  961,797    791,217    2,115,180  1,947,782
Effect of dilutive securities -
   Stock options...................   42,329    15,585        42,329     15,585
Diluted earnings per share.........    0.18       0.15          0.41       0.38

Note 5.  Stock Split

On May 18, FLAG announced the declaration of a 3-for-2 stock split. The split was payable on June 3, 1998 to shareholders of record on May 22, 1998. All per share amounts have been restated to reflect this stock split as if it had occurred at the beginning of the earliest period presented.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Results of Operations
For the six months ended June 30, 1998 and 1997

Overview
Net earnings for the six months ended June 30, 1998, increased $167,000 or 9 percent compared to the first six months of 1997. Net earnings per common share, both basic and fully diluted, increased 8 percent for the first six months of 1998. Net interest income increased 17% for the six months ended June 30, 1998, over the same period of 1997 to approximately $9 million. Non-interest income and expense rose 45 percent and 33 percent, respectively, for the first half of 1998 compared to the same period of 1997.

Net Interest Income
Net interest income for the six months ended June 30, 1998 increased $1,312,000 compared to the first half of 1997. This increase resulted from a $3,224,000, or 22 percent increase in interest income and a $1,913,000 or 28 percent increase in interest expense. The increase in interest income resulted from an increase in average earning assets of $61.6 million. The increase in interest expense was primarily due to a $69.6 million increase in average interest bearing liabilities.

Non-Interest Income and Expense

Non-interest income for the first six months of 1998 increased $1,156,000 or 45 percent compared to the first half of 1997. Other income includes a loan fee of approximately $530,000 that FLAG received for its assistance in originating, finding participants and selling an R&D loan in the first quarter of 1998.
Another contributing factor to the increase in 1998 non-interest income was gains related to sales of currently originated residential mortgage loans. These gains increased $483,000 in 1998, more than doubling first half 1997 gains, due to an increased number of residential loan refinancings.

Non-interest expense increased almost $2.3 million or 33 percent in the first six months of 1998 compared to the same period in 1997. Salaries and employee benefits increased $833,000, a 24% increase over the first six months of 1997. The increase was primarily due to additional staffing requirements. Many of the additional positions were sales related, that management believes in the long-term will increase revenues. Management also believes consolidation efficiencies will be realized from its recent completed and pending mergers that will reduce the need for some personnel. Other operating expenses increased $1,136,000 or 52 percent during 1998 compared to the first six months in 1997. Approximately $400,000 of this increase is due to additional legal and professional fees related to FLAG's recent mergers. FLAG also experienced an increase in data processing and communications expenses related to the conversion of its data processing vendor.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Income Taxes
Income tax expense for the first six months of 1998 was $929,000 in 1998 compared to $950,000 in 1997. The effective tax rates for the first six months ended June 30, 1998 and 1997 were 31 percent and 33 percent, respectively. FLAG's effective tax rate us lower than the statutory Federal tax rate of 34 percent primarily due to interest income on tax-exempt securities.

Provision and Allowance for Possible Loan Losses
The adequacy of the allowance for loan and losses is determined through management's informed judgment concerning the amount of risk inherent in FLAG's loan portfolios. This judgment is based on such factors as the change in levels of non-performing and past due loans, historical loan loss experience, borrowers' financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. The allowance for loan losses at June 30, 1998, was $3.9 million compared to $3.8 million at December 31, 1997. The allowance for loan losses at June 30, 1998, was 1.23 percent of outstanding loans compared to 1.35 percent at December 31, 1997. It is management's belief that the allowance for loan losses is adequate to absorb possible loss in the loan portfolio.

Non-Performing Assets and Past Due Loans
Non-performing assets, comprised of real estate owned, non-accrual loans and loans for which payments are more than 90 days past due, totaled $5.9 million at June 30, 1998, compared to $5.6 million at December 31, 1997. Non-performing assets as a percentage of total loans and real estate owned at June 30, 1998, and December 31, 1997, were 1.87 percent and 1.97 percent, respectively.

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

Overview
Total assets were $443 million at June 30, 1998, an increase of $31.6 million or
7.7 percent from December 31, 1997.

Assets and Funding
At June 30, 1998, earning assets totaled $402 million, an increase of more than $30.4 million from December 31, 1997. The mix of interest earning assets remained relatively the same in the first 6 months of 1998. Loans increased from 77 percent of earning assets at December 31, 1997, to 78 percent of earning assets at June 30, 1998. Investment securities decreased to 17 percent of earning assets from 20 percent at December 31, 1997.

At June 30, 1998, interest-bearing deposits increased $20.1 million compared to December 31, 1997. Noninterest-bearing deposits decreased $5.7 million in the first six months of 1998 and totaled $26.5 million at June 30, 1998. Federal Home Loan Bank advances increased $6.3 million in the first half of 1998 and totaled $49.9 million at June 30, 1998. At June 30, 1998, deposits represented 85 percent of FLAG's interest-bearing liabilities and Federal Home Bank advances represented 14 percent.

Liquidity and Capital Resources
Net cash provided by operating activities totaled $8,077,000 for the six months ended June 30, 1998. Net cash used in investing activities totaling $25,493,000 consisted of $36,688,000 of proceeds from sale and maturities of investment securities, offset by cash flows of $31,492,000 in investment securities purchases, a $340,000 increase in interest-bearing deposits, a $27,685,000 net increase in loans outstanding, net additions in bank premises and equipment of $1,956,000, and a net $136,000 increase in cash surrender value of life insurance. Net cash provided by financing activities consisted largely of $14,393,000 increases in deposits and a net increase in Federal Home Loan Bank advances of $6,258,000.

Total stockholders' equity at June 30, 1998, was 8.71 percent of total assets compared to 8.94 percent at December 31, 1997. The slight decrease is attributed to an $32 million increase in total assets since December 31, 1997.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

At June 30, 1998, FLAG and its banks were in compliance with various regulatory capital requirements administered by Federal and state banking agencies. The following is a table representing FLAG's consolidated Tier-1, tangible capital, and risk-based capital.

                                         June 30, 1998
                                         -------------
                        Actual               Required           Excess
                        Amount    %        Amount      %      Amount      %

Tier 1 capital       $  36,285  8.03%    $ 18,185   4.00%   $ 18,100   4.03%
Tangible capital        36,285  8.03%       6,819   1.50%   $ 29,466   6.53%
Risk-based capital      40,101 12.72%      25,212   8.00%   $ 14,889   4.72%

Year 2000

         FLAG Financial Corporation and each partner bank have appointed a Year 2000 committee comprised of outside directors and key senior executives of the partner banks. The committees meet on a regular basis to provide direction and monitor the progress being made relating to each partner bank's year 2000 efforts.

         FLAG and the partner bank's managers and supervisors have identified:
(i) hardware and software used in their areas of responsibility impacted by the Year 2000 issue; and (ii) vendors upon whom FLAG and the partner banks rely to provide financial information or services which may be impacted by the Year 2000 issue. FLAG and the partner banks have conducted a risk assessment for each product, and have categorized the risks associated with each product as "catastrophic," "serious," or "minimal." FLAG and the partner banks' overall risk is considered to be serious to minimal. A separate plan and action date have been established for hardware/software considered to be critical to FLAG and the partner banks' ongoing operations. FLAG and the partner banks have developed a testing plan for the hardware/software and electronic components affected by the year 2000. The next steps in the process will be to test the hardware/software as it becomes Year 2000 compliant and to document these tests accordingly.

         Each partner bank will convert their core application system to the Phoenix International Ltd., Inc. application system. The core applications include general ledger, loans, deposits and receivables/payables. The conversions will begin in August 1998. FLAG has performed appropriate testing to determine the Phoenix system is Year 2000 compliant. The payroll for FLAG and the partner banks is processed by an outside vendor who has been identified as being Year 2000 compliant.

         Each partner bank will monitor their larger loan customer compliance issues in becoming Year 2000 compliant. For those customers unable and/or unwilling to become Year 2000 compliant, the partner banks along with FLAG Credit Administration will evaluate FLAG's

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------
options to minimize the company's risks associated with continuing to do business with these customers on a case by case basis.


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

(d) The shareholders voted 2,448,658.560 shares in the affirmative and 0 shares in the negative, with 7,911.036 shares abstaining for the ratification and appointment of Porter, Keadle, Moore LLP as independent accountants of the Company for the fiscal year ending December 31, 1998.

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         On June 4, 1998, FLAG filed a Form 8-K announcing the signing of a Letter of Intent with Heart of Georgia Bancshares, Inc. to merge with and into a wholly-owned subsidiary of the Registrant.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

         On June 4, FLAG also filed a Form 8-k announcing the execution of a Letter of Intent with Empire Bank Corporation to merge with and into a wholly-owned subsidiary of the Registrant.

         On May 22, 1998, FLAG filed a Form 8-K announcing the completion of a merger agreement with Three Rivers Bancshares, Inc. with and into FLAG on May 12, 1998.

         On May 22, 1998, FLAG filed a Form 8-K announcing the execution of a Letter of Intent with the Brown Bank to merge with and into a wholly-owned subsidiary of the Registrant.

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

                           FLAG Financial Corporation

                            By:/s/ Patti S. Davis
                            ---------------------
                                  Patti S. Davis
                            (Chief Financial Officer)

                              Date: August 7, 1998