Form 10-K/A
period 1997-12-31
FLAG FINANCIAL CORP
filed 1998-08-13
CIK 897509

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $1.00 par value
                                 ---------------

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

The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant was approximately $64,397,580 based on the last reported sale price by Nasdaq National Market on June 30, 1998. There were 5,174,807 shares of Common Stock outstanding as of June 30, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1997 Annual Report are incorporated by reference in
Part II hereof. Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on May 13, 1998, are incorporated by reference in Part III hereof.

FLAG Financial Corporation (the "Company") is filing this amendment to its annual report on Form 10-K for the year ended December 31, 1997 to reflect the acquisitions by the Company of Middle Georgia Bankshares, Inc. ("Middle Georgia") and Three Rivers Bancshares, Inc. ("Three Rivers"). The merger of Middle Georgia with the Company became effective on March 31, 1998 and the merger of Three Rivers with the Company became effective on May 12, 1998. The financial data included in this Amendment have been restated to account for the mergers with Middle Georgia and Three Rivers.

                           FLAG FINANCIAL CORPORATION
                          Annual Report on Form 10-K/A
                   For the Fiscal Year Ended December 31, 1997

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

  5.   Market for Registrant's Common Stock and Related Shareholder Matters.. 15

  6.   Selected Financial Data............................................... 15

  7.   Management's Discussion and Analysis of Financial Condition and
       Results of Operations................................................. 15

  8.   Financial Statements and Supplementary Data .......................... 15

  9.   Changes and Disagreements with Accountants on Accounting and Financial
       Disclosure............................................................ 15

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

The Company

         FLAG Financial Corporation (the "Company") is a multi-bank holding company headquartered in LaGrange, Georgia and is registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company is the sole shareholder of the following depository institutions: First Federal Savings Bank of LaGrange ("First Federal"), Citizens Bank ("Citizens") and Bank of Milan ("Milan") (collectively, the "Banks"). The Company acquired Citizens through a merger with Middle Georgia Bankshares, Inc. ("Middle Georgia'") and acquired Milan through a merger with Three Rivers Bancshares, Inc. ("Three Rivers"), which mergers were consummated in March 1998 and May 1998, respectively. The Company also has a one-third ownership interest in ProImage, Inc., a Georgia corporation that provides data processing and check imaging services for community banks. The Company obtained its ownership interest in ProImage, Inc. through its acquisition of Middle, Georgia.

         The Company was incorporated under the laws of the State of Georgia on February 9, 1993 at the direction of First Federal for the purpose of becoming the holding company for First Federal (the "Reorganization"). On March 1, 1994, FLAG Interim Corporation, a wholly-owned subsidiary of the Company organized for the purpose of effecting the Reorganization, was merged with and into First Federal, and the Company issued shares of its common stock to shareholders of First Federal in exchange for all of the outstanding common stock of First Federal. As a result, shareholders of First Federal became shareholders of the Company, with the same proportional interests in the Company as they previously held in First Federal (excluding the nominal effect on their ownership interest of the exercise of dissenters' rights by certain shareholders of First Federal). Following the Reorganization, First Federal continued its business operations as a federally-chartered stock savings bank under the same name, charter and bylaws.

         As a bank holding company, the Company facilitates the Banks' abilities to serve their customers' requirements for financial services. The holding company structure permits diversification by the Company into a broader range of financial services and other business activities than currently are permitted to the Banks under applicable law. The holding company structure also provides greater financial and operating flexibility than is available to the Banks. Additionally, the Articles of Incorporation and Bylaws of the Company contain terms that provide a degree of anti-takeover protection to the Company that is currently unavailable to the Banks and their shareholders under regulations of the Federal Deposit Insurance Corporation (the "FDIC") and the Office of Thrift Supervision (the "OTS"), but is permissible for the Company under Georgia law. See "Supervision and Regulation" below.

         A  substantial  portion  of  the  Company's  growth  has  been  through acquisitions of other financial institutions and the assets and deposits thereof. As part of its ongoing strategic plan, the Company continually evaluates business combination opportunities and frequently conducts due diligence activities in connection with possible business combinations. As a result, business combination discussions, and in some cases negotiations, frequently take place, and future business combinations involving cash, debt or equity securities can be expected. Any future business combination that the Company might undertake may be material, in terms of assets acquired or liabilities assumed, to the Company's financial condition. Recent business combinations in the banking industry have typically involved the payment of a premium over book and market values. This practice could result in dilution of book value and net income per share for the acquirer. It is the Company's practice to avoid possible dilution except where projections indicate a relatively short payback period.

The Banks

         First Federal Savings Bank of LaGrange. First Federal is a federally chartered savings bank headquartered in LaGrange, Troup County, Georgia with five offices in LaGrange, Georgia. First Federal was originally chartered by the State of Georgia in January 1927 under the name "Home Building and Loan Association." First Federal received its federal charter and changed its name to First Federal Savings and Loan Association of LaGrange in 1955, and at that time its deposits became insured by the Federal Savings and Loan Insurance Corporation (the "FSLIC"). In December 1986, First Federal converted from a federal mutual savings and loan association to a federal stock savings and loan association by selling 805,000 shares of Common Stock to the public pursuant to a plan of conversion approved by the members of the institution. In June 1989, First Federal converted from a federal stock savings and loan association to a federal stock savings bank and changed its name to "First Federal Savings Bank of LaGrange." Based on total assets of approximately $248 million at December 31, 1997, First Federal is the 7th largest of 34 thrift institutions headquartered in Georgia and the largest financial institution headquartered in Troup County. First Federal's wholly owned service corporation subsidiary, Piedmont Mortgage Service, Inc., operates a full-service appraisal office under the name of Piedmont Appraisal Service and offers certain securities brokerage services under the name of Piedmont Investment Service.

         Citizens Bank. Citizens Bank is a state bank organized under the laws of the State of Georgia with banking offices in the cities of Unadilla, Vienna, Byromville, Montezuma, Cordele, Oglethorpe and Pinehurst, Georgia. Citizens Bank was originally chartered in 1931 and became a wholly-owned subsidiary of Middle Georgia in 1989. On March 31, 1998, Middle Georgia merged with and into the Company and Citizens Bank became a wholly-owned subsidiary of the Company. At December 31, 1997, Citizens Bank had total assets of approximately $128 million. Citizens is the sole shareholder of CB Financial Group, Inc. ("CB Financial"), a Georgia corporation, which provides pawn, title pawn and check cashing services. CB Financial is currently winding up its business operations.

         Bank of Milan. Milan is a state bank organized under the laws of the State of Georgia with banking offices in the cities of Milan and McRae, Georgia. Milan was originally chartered in 1906 and became a wholly-owned subsidiary of Three Rivers in 1987. On May 8, 1998, Three Rivers merged with and into the Company and Milan became a wholly-owned subsidiary of the Company. At December 31, 1997, Milan had total assets of approximately $35 million.

         The Banks' businesses consist primarily of attracting deposits from the general public and, with these and other funds, making residential mortgage loans, consumer loans, commercial loans, commercial real estate loans, residential construction loans and securities investments. In addition to deposits, sources of funds for the Banks' loans and other investments include amortization and prepayment of loans, loan origination and commitment fees, sales of loans or participations in loans, fees received for servicing loans sold to others and advances from the Federal Home Loan Bank of Atlanta ("FHLBA"). The principal sources of income for the Banks are interest and fees collected on loans, including fees received for originating and selling loans and for servicing loans sold to others, and, to a lesser extent, interest and dividends collected on other investments and service charges on deposit accounts. The principal expenses of the Banks are interest paid on deposits, interest paid on FHLBA advances, employee compensation, federal deposit insurance premiums, office expenses and other overhead expenses.

         While the Banks attempt to avoid concentrations of loans to a single industry or based on a single type of collateral, the various types of loans the Banks make have certain risks associated with them. Consumer and commercial loans present risks which, among other things, include fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral, changes in interest rates and customer financial problems. Real estate loans present risks related to, among other things, whether the builder is able to sell the property, whether the buyer is able to obtain permanent financing and the nature of changing economic conditions.

         The Company's financial performance has been determined primarily by the results of operations of the Banks because the common stock of the Banks are the Company's primary significant assets. For information regarding the consolidated financial condition and results of operations of the Company, the Banks and their subsidiaries, as of December 31, 1997 and 1996 and for the three years in the period ended December 31, 1997, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," as restated, and the Consolidated Financial Statements of the Company, as restated, and the related notes thereto which are contained herein. All average balances presented in this report were derived based on monthly averages.

Pending Acquisitions

         Effective July 24, 1998, the Company and The Brown Bank ("Brown") entered into an Agreement and Plan of Merger (the "Brown Agreement") pursuant to which Brown will merge with and into the Company's wholly-owned bank subsidiary, Citizens. The Brown Agreement provides that the Company will exchange 1.5 shares of Company Common Stock for each share of Brown Common Stock outstanding, with approximately 262,500 shares of Company Common Stock expected to be issued to Brown shareholders. The parties expect the merger to be accounted for as a pooling of interests and expect to consummate the transaction during the fourth quarter of 1998, subject to approval of Brown shareholders in accordance with applicable law, approval of various regulatory authorities and other customary conditions of closing.

         Brown is a federal savings bank located in Cobbtown, Georgia. Brown has two bank offices located in Cobbtown and Metter, Georgia.

         Effective July 30, 1998, the Company and Empire Bank Corp. ("Empire") entered into an Agreement and Plan of Merger (the "Empire Agreement") pursuant to which Empire will merge with and into the Company. The Empire Agreement provides that the Company will exchange 42.5 shares of Company Common Stock for each share of Empire Common Stock outstanding, with approximately 1,124,125 shares of Company Common Stock expected to be issued to Empire shareholders. The parties expect the merger to be accounted for as a pooling of interests and expect to consummate the transaction during the third quarter of 1998, subject to approval of Empire shareholders in accordance with applicable law, approval of various regulatory authorities and other customary conditions of closing.

Empire is a bank holding company located in Homerville, Georgia and is the sole shareholder of Empire Banking Company. Empire Banking Company has two offices located in Homerville and Waycross, Georgia.

         Additional information with respect to the Brown transaction and the Empire transaction is set forth in FLAG's Current Reports on Form 8-K dated May 14, 1998, May 28, 1998 August 10, 1998 and August 12, 1998 (the "FLAG 8-Ks").
The FLAG 8-Ks include or incorporate by reference certain forward looking statements, estimates, and projections concerning the transactions with Brown and Empire which are subject to various uncertainties and risks. Estimates and projections concerning the future financial performance of the Company following the transactions with Brown and Empire are predicated on certain assumptions and depend upon future events, the course of which cannot be ascertained with certainty, and therefore such estimates and projections should be considered only as estimates and understood to be uncertain and subject to risks of inaccuracy. Future events may cause the Company's actual experience to differ materially from such estimates and projections.

Employees

         As of June 30, 1998, the Company (including the Banks) had 192 full-time and 29 part-time employees. The employees are not represented by any collective bargaining unit, and the Company considers its relationship with its employees to be good.

Competition

         The banking business in Georgia is highly competitive. The Banks compete not only with other banks and thrifts that are located in the same counties as the Banks and in surrounding counties, but with other financial service organizations including, credit unions, finance companies, and certain governmental agencies. To the extent that the Banks must maintain non-interest earning reserves against deposits, it may be at a competitive disadvantage when compared with other financial service organizations that are not required to maintain reserves against substantially equivalent sources of funds. Also, other financial institutions with which the Banks compete may have substantially greater resources and lending capabilities due to the size of the organization.

Supervision and Regulation

         The following discussion sets forth the material elements of the regulatory framework applicable to bank holding companies and their bank and thrift subsidiaries and provides certain specific information related to the Company.

General

         In connection with its acquisition of Middle Georgia, the Company became a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under BHC Act. As such, the Company and its non-bank subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve. In addition, as a savings and loan holding company, the Company is also registered with the OTS and is subject to the regulation, supervision, examination, and reporting requirements of the OTS.

         The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (a) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank; (b) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (c) it may merge or consolidate with any other bank holding company.

         The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy and consideration of convenience and needs issues including the parties' performance under the Community Reinvestment Act of 1977 (the "CRA"), both of which are discussed below.

         The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company, and any other bank holding company located in Georgia may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any Georgia-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, as of June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state had the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether.

         In response to the Interstate Banking Act, the Georgia General Assembly adopted the Georgia Interstate Banking Act, which was effective on July 1, 1995. The Georgia Interstate Banking Act provides that (a) interstate acquisitions by institutions located in Georgia will be permitted in states that also allow national interstate acquisitions and (b) interstate acquisitions of institutions located in Georgia will be permitted by institutions in states that allow national interstate acquisitions.

         Additionally, on January 26, 1996, the Georgia General Assembly adopted the Georgia Interstate Branching Act which permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on a limited basis as of July 1, 1996. As of July 1, 1998, the number of de novo branches that may be established is no longer limited.

         The BHC Act generally prohibits the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible activities of bank holding companies. The BHC Act does not place territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

         The bank and thrift subsidiaries of the Company are members of the FDIC, and as such, their deposits are insured by the FDIC to the maximum extent provided by law. Such subsidiaries are also subject to numerous state and federal statutes and regulations that affect their businesses, activities, and operations, and they are supervised and examined by one or more state or federal bank regulatory agencies.

         All of the Company's depository institution subsidiaries that are state-chartered banks and are not members of the Federal Reserve System are subject to supervision and examination by the FDIC and the Georgia Department of Banking and Finance. The Company's subsidiary that is a federal savings bank is subject to regulation, supervision, and examination by the OTS and the FDIC. The federal banking regulator for each of the Company's subsidiaries, as well as the Georgia Department of Banking and Finance for each of the subsidiary banks that is a state chartered bank, regularly examines the operations of the subsidiary banks and is given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The federal and state banking regulators also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

Payment of Dividends

         The Company is a legal entity separate and distinct from its subsidiaries. The principal sources of cash flow of the Company, including cash flow to pay dividends to its shareholders, are dividends by its bank and thrift subsidiaries. There are statutory and regulatory limitations on the payment of dividends by such subsidiaries to the Company as well as by the Company to its shareholders.

         As to the payment of dividends, all of the Company's depository institution subsidiaries that are state nonmember banks are subject to the laws and regulations of the state of Georgia and to the regulations of the FDIC. The Company's depository institution subsidiary that is a federal savings bank is subject to the OTS' capital distributions regulation.

         If, in the opinion of the applicable federal banking regulator, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See "-- Prompt Corrective Action." Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

         At June 30, 1998, under dividend restrictions imposed under federal and state laws, the bank and thrift subsidiaries of the Company, without obtaining governmental approvals, could declare aggregate dividends to the Company of up to approximately $4,100,000.

         The payment of dividends by the Company and its subsidiaries may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

Capital Adequacy

          The Company and its depository institution subsidiaries are required to comply with the capital adequacy standards established by the Federal Reserve and the appropriate federal banking regulator in the case of its depository institution subsidiaries. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

         The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

         The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At June 30, 1998, the Company's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 12.72% and 8.03%, respectively.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at June 30, 1998 was 8.50%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

         The Company's depository institution subsidiaries are subject to risk-based and leverage capital requirements adopted by their applicable federal regulators, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. Such subsidiaries were in compliance with applicable minimum capital requirements as of June 30, 1998. The Company has not been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it or its subsidiary depository institutions.

         Failure to meet capital guidelines could subject an institution to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements.
See "-- Prompt Corrective Action."

Community Reinvestment

         The Company's subsidiaries are subject to the provisions of the CRA. Under the terms of the CRA, the subsidiaries have a continuing and affirmative obligation consistent with their safe and sound operation to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires each appropriate federal bank regulatory agency, in connection with its examination of a subsidiary depository institution, to assess such institution's record in assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to:
(a) charter a national bank; (b) obtain deposit insurance coverage for a newly chartered institution; (c) establish a new branch office that will accept deposits; (d) relocate an office; or (e) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. All of the Company's subsidiary depository institutions received at least a "satisfactory" CRA rating in their most recent examinations.

           In April 1995, the federal banking agencies adopted amendments revising their CRA regulations, with a phase-in schedule applicable to various provisions. Among other things, the amended CRA regulations, implemented on July 1, 1997, substitute for the prior process-based assessment factors a new evaluation system that rates an institution based on its actual performance in meeting community needs. In particular, the system focuses on three tests: (a) a lending test, to evaluate the institution's record of making loans in its service areas; (b) an investment test, to evaluate the institution's record of investing in community development projects; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATM's and other offices. The amended CRA regulations also clarify how an institution's CRA performance will be considered in the application process.

Support of Subsidiary Institutions

         Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, each of its banking subsidiaries. This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its depository institution subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a depository institution subsidiaries will be assumed by the bankruptcy trustee and entitled to a priority of payment.

         Under the Federal Deposit Insurance Act ("FDIA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with (a) the default of a commonly controlled FDIC-insured depository institution or (b) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The subsidiary depository institutions of the Company are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of these subsidiaries would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the depository institution's banking affiliates, and a potential loss of the Company's investment in such other subsidiary depository institutions.

Prompt Corrective Action

         FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective in December 1992, the federal banking regulators are required to establish five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

         The capital levels established for each of the categories are as follows:

========================== ==================== ========================= ====================== ===================
                                                Total                     Tier 1 Risk-
Capital Category           Tier 1 Capital       Risk-Based Capital        Based Capital          Other
========================== ==================== ========================= ====================== ===================
Well Capitalized           5% or more           10% or more               6% or more             Not subject to a
                                                                                                 capital directive
========================== -------------------- ------------------------- ---------------------- ===================
Adequately Capitalized     4% or more           8% or more                4% or more                      --
========================== -------------------- ------------------------- ---------------------- ===================
Undercapitalized           Less than 4%         less than 8%              less than 4%                    --
========================== -------------------- ------------------------- ---------------------- ===================
Significantly              Less than 3%         less than 6%              less than 3%                    --
Undercapitalized
========================== ==================== ========================= ====================== ===================
Critically                 2%     or      less           --                        --                     --
Undercapitalized           tangible equity
========================== ==================== ========================= ====================== ===================

         For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

         An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Under FDICIA, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The obligation of a controlling holding company under FDICIA to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of FDICIA.

         At June 30, 1998, the Company's depository institution subsidiaries had the requisite capital levels to qualify as well capitalized.

FDIC Insurance Assessments

         Pursuant to FDICIA, the FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (a) well capitalized;
(b) adequately capitalized; and (c) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied.

         Pursuant to the Deposit Insurance Funds Act of 1996, the FDIC implemented a special one-time assessment of approximately 65.7 basis points (0.657%) on a depository institution's SAIF-insured deposits held as of March 31, 1995 (or approximately 52.6 basis points on SAIF deposits acquired by banks in certain qualifying transactions) and adopted revisions to the assessment rate schedules that would generally eliminate the disparity between assessment rates applicable to the deposits insured by the Bank Insurance Fund ("BIF") and the SAIF. The revisions in the assessment rate schedules reduced assessment rates on SAIF-insured deposits and would generally equalize BIF and SAIF assessment rates by January, 2000. The Company anticipates that the net effect of the decrease in the premium assessment rate on SAIF deposits will result in a reduction in its total deposit insurance premium assessments through 1999 as compared to years prior to 1997, assuming no further changes in announced premium assessment rates. The Company recorded a charge against earnings for the special assessment in the quarter ended September 30, 1996, in the pre-tax amount of approximately $1,150,000.

         Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Proposed Legislation and Regulatory Action

     New statutes and regulations are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed statute or regulation will be adopted or the extent to which the business of the Company may be affected by such statute or regulation.

ITEM 2.  PROPERTIES

         The Company and First Federal operate from a main office which contains approximately 28,400 square feet of usable office space and is located on approximately two acres of land at 101 North Greenwood Street, LaGrange, Georgia.
First Federal owns both the building and the land.

         First Federal also operates three full-service branch offices and one drive-through facility in LaGrange, Georgia. One of the full-service branches contains approximately 360 square feet of office space in the Winn-Dixie Marketplace grocery store at 908 Hogansville Road in LaGrange. This office is leased by First Federal. A second full-service branch office is located at 1795 West Point Road at Lee's Crossing in LaGrange. This office contains approximately 2,700 square feet of office space on one acre of land, and both the land and the building are owned by First Federal. The third full-service branch office is located at 1417 LaFayette Parkway in LaGrange. This office contains approximately 2,300 square feet of office space on 1.2 acres of land, and it has three drive through lanes. Both the building and the land are owned by First Federal. The drive-through facility is located at 306 Vernon Street in LaGrange. This facility contains approximately 1,800 square feet of space, and both the building and the land are owned by First Federal.

         First Federal leases approximately 2,760 square feet of office space at 5669 Whitesville Road, Suite A, Columbus, Georgia, where its loan production office is located.

         First Federal leases approximately 600 square feet of office space at 200 Broad Street, Suite D, LaGrange, Georgia. This office space is where Piedmont Mortgage Service, Inc., operating under the name "Piedmont Appraisal Service," is located.

         First Federal leases approximately 2,500 square feet of office space at 205 North Lewis Street, Suites 2 and 3, LaGrange, Georgia. This office space is the location for First Federal's Deposit Operations and Leasing department.

         Citizens operates three full-service offices in Vienna, Unadilla, Montezuma, and Cordele. It also operates three limited-service offices in Byromville, Oglethorpe, and Pinehurst, and it operates a consumer loan office in Unadilla.

         One of the full-service offices contains 10,500 square feet of office space on .85 acres of land that is owned by Citizens and is located at 100 Union Street, Vienna, Georgia. The second full-service office has 10,718 square feet of office space and is located on 1.3 acres of land that is owned by Citizens and is located at 102 West Railroad Street, Montezuma, Georgia. The third office located at 602 East 16th Avenue, Suite G., Cordele, Georgia, with 2000 square feet of office space and is leased by Citizens.

         One of the limited-service offices has 1,750 square feet of office space on .07 acres and is located on Main Street, Byromville, Georgia. The next limited-service office has 2,500 square feet on .6 acres of land and is located at 201 Macon Street, Oglethorpe, Georgia. The third limited-service office has 843 square feet of office space on .55 acres and is located on Fullington Avenue, Pinehurst, Georgia. Citizens owns each of these properties.

         Citizens leases 2000 square feet of office space for its consumer loan office at 1180 Pine Street, Unadilla, Georgia.

         Citizens owns three warehouse/meeting facilities located in Vienna, Georgia at the following locations: (i) 2nd Street, Vienna, Georgia with 4,100 square feet of space on .10 acres of land, (ii) 3rd Street, Vienna, Georgia, with 2,940 square feet of office space on .09 acres of land, and (iii) 3rd Street, Vienna, Georgia, with 1,755 square feet of office space on .05 acres of land.

         Citizens also owns an office parking lot at the corner of Union Street and 2nd Street, Vienna Georgia. The lot is on .42 acres of land. Another lot owned by Citizens is located at Fullington Avenue and Highway 41, Pinehurst, Georgia. Citizens also owns a lot located at the corner of Fullington Avenue and Cyprus Avenue, Vienna, Georgia with 370 square feet of a vacant building on .23 acres of land.

         Milan operates two full service offices in Milan and McRae, Georgia. The office located at 1 Mt. Zion Street, Milan, Georgia has 5,124 square feet of office space on .18 acres of land. Milan also leases a full service office with 1,360 square feet of office space located at 850 East Oak Street, McRae, Georgia.

         The net book value of the Company's investment in land, premises, furniture, fixtures and equipment totaled approximately $12.5 million at June 30, 1998. See Note 4 of Notes to Consolidated Financial Statements contained herein. Most of the Company's data processing equipment is held by the Company under capitalized leases, and it uses an independent service bureau for most of its data processing needs.

         All of the Company's offices are in good condition and are adequate for the Company's current and foreseeable needs.

         The Company is unaware of any potential environmental liability that it may incur in connection with any properties or other assets owned by it.

ITEM 3.  LEGAL PROCEEDINGS

         Flag and the Banks are periodically involved as plaintiff or defendant in various legal actions in the ordinary course of its business. During August 1992 through October 1995, First Federal entered into a series of leases and secured loans with Bennett Funding Group, Inc. and certain of its affiliates ("Bennett Funding"). Bennett Funding allegedly operated in a fraudulent manner and are now the subject of bankruptcy proceedings, In re Bennett Funding Group, Inc., et al, Case No. 96-61376 et seq., which are pending in the United States Bankruptcy Court for the Northern District of New York. These leases and loans have an aggregate principal balance of $2.05 million.

         After a series of negotiations, the Bank settled its disputes with the bankruptcy trustee under the terms of a Settlement Agreement. The Settlement Agreement has been approved by the Bankruptcy Court and executed by the Bank and the trustee. The settlement provides for a "split" between the Bank and the trustee on all cash collections on leases which collateralize the loans at issue.

         First Federal is named as the defendant in a suit filed on June 29, 1998 in the Circuit Court of Elmore County, Alabama. The plaintiffs contend that a loan officer of First Federal told them that their construction and permanent loans in the amount of $95,000 had been approved and that the approval was not subject to any conditions. First Federal later declined the permanent loan based on that fact that the plaintiff did not meet certain conditions. The plaintiffs obtained a loan from another source but at an interest rate that was 2.25% higher than the First Federal rate. First Federal believes it has a meritorious defense to the claim.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

GENERAL

         FLAG Financial Corporation ("FLAG") is a multi-bank holding company that owns 100 percent of the common stock of First Federal Savings Bank of LaGrange ("FFSB"), Citizens Bank ("Citizens"), and Bank of Milan ("Milan"), (collectively, the "Banks"). FFSB is a federally chartered stock savings bank doing business in West Central Georgia. Citizens is a commercial bank that serves Dooly, Macon, Crisp and surrounding counties in Middle Georgia. Citizens also owns 100% of CB Financial Group, Inc. a pawn shop and check cashing operation located in Unadilla, Georgia. Milan is a commercial bank that serves Dodge, Telfair and surrounding counties in Middle Georgia. The Banks are full-service, retail oriented community banks primarily engaged in retail banking, small business, residential and commercial real estate lending, and mortgage banking.

         The following discussion focuses on significant changes in the financial condition and results of operations of FLAG and the Banks during the three years ended December 31, 1997. This discussion and the financial information contained herein are presented to assist the reader in understanding and evaluating the financial condition, results of operations, and future prospects of FLAG and should be read as a supplement to and in conjunction with the Consolidated Financial Statements and Related Notes.

CAPITAL ISSUES

         Effective June 3, 1998, FLAG declared a 3-for-2 stock split. All per share amounts and prices have been restated to reflect this stock split as if it had occurred at the beginning of the earliest period presented.

         In October 1995, FLAG purchased and retired 192,150 shares of its common stock in the open market for $8.50 per share. During 1996 and 1995, FLAG issued 8,375 and 7,211 shares, respectively, of its common stock. FLAG received $44,269 and $59,486 in 1996 and 1995, respectively, in connection with these issuances. During 1997, FLAG did not purchase or issue any shares of its common stock.

RESTATEMENT OF FINANCIAL STATEMENTS AND MANAGEMENT'S DISCUSSION AND ANALYSIS

         Effective March 30, 1998, FLAG completed the acquisition of Middle Georgia Bankshares, Inc., the parent company of the $129 million Citizens Bank in Vienna, Georgia. FLAG issued approximately 1.5 million shares of its common stock in connection with this acquisition.

         Effective May 8, 1998, FLAG completed the acquisition of Three Rivers Bancshares, Inc., the parent company of the $35 million Bank of Milan in Milan, Georgia. FLAG issued approximately 597,000 shares of its common stock in connection with this acquisition.

         These acquisitions were accounted for as poolings of interests and, accordingly, the consolidated financial statements and management's discussion and analysis for all periods have been restated to include the financial position and results of operations as if the combination had occurred at the beginning of the earliest period presented.

PENDING ACQUISITIONS

         On May 14, 1998, FLAG announced the signing of an agreement to merge with The Brown Bank ("Brown"), a $28 million asset savings bank based in Metter, Gergia. The merger agreement provides, among other things, for the merger of

Brown with and into FLAG and the exchange of each share of Brown common stock for 1.5 shares of FLAG common stock. Total outstanding shares of FLAG will increase by approximately 263,000 additional shares at closing.

         On May 28, 1998, FLAG announced the signing of an agreement to merge with Heart of Georgia Bancshares, Inc. ("HGB"), a $33 million asset bank holding company based in Mt. Vernon, Georgia. The merger agreement provides, among other things, for the merger of HGB with and into FLAG and the exchange of each share of HGB common stock for 2.025 shares of FLAG common stock. Total outstanding shares of FLAG will increase by approximately 446,000 additional shares at closing.

         On June 1, 1998, FLAG announced the signing of an agreement to merge with Empire Bank Corp. ("Empire"), a $70 million asset bank holding company based in Homerville, Georgia. The merger agreement provides, among other things, for the merger of Empire with and into FLAG and the exchange of each share of Empire common stock for 42.5 shares of FLAG common stock. Total outstanding shares of FLAG will increase by approximately 1,145,000 additional shares at closing.

YEAR 2000 ISSUES

         FLAG is aware of the issues relating to its computer systems as the Year 2000 approaches. The Year 2000 issue is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

         FLAG has appointed a Year 2000 committee comprised of three outside directors and several key senior executives. The committee meets on a monthly basis to provide direction and monitor the progress being made relating to FLAG's Year 2000 efforts.

         FLAG managers and supervisors have identified hardware and software used in their area of responsibility impacted by the Year 2000 issue and have identified vendors whom FLAG relies upon to provide financial information or services which may be impacted by the Year 2000 issue. FLAG has conducted a risk assessment for each product, and has categorized the risks associated with each product as "catastrophic," "serious," or "minimal." FLAG's overall risk is considered to be serious to minimal. A separate plan and action date has been established for hardware/software that are considered critical to the FLAG's on-going operations. The next steps in the process will be to develop a test for the hardware/software, to test the hardware/software as it becomes Year 2000 compliant, and to document those tests accordingly.

         FLAG plans to convert from its current NCR Starcom software system to an application system provided by Phoenix International Ltd., Inc. ("Phoenix") in August 1998. Phoenix has represented in their contract with FLAG that the Phoenix application system is Year 2000 compliant. FLAG will test the system for Year 2000 Compliance prior to conversion. The Phoenix application system will include many critical applications, including the general ledger, loan application system, deposit application system, and accounts receivable and payable. The third party application system used to process FLAG's payroll has already been certified as Year 2000 Compliant.

         FLAG is in the initial stages of determining the impact of the Year 2000 on its larger loan customers. For those loan customers with a significant risk to their on-going operations arising from possible Year 2000 issues, FLAG will monitor and document their Year 2000 compliance efforts. FLAG is in the process of developing a questionnaire for its lending officers to use in assessing the Year 2000 risk for larger loan customers. FLAG plans to conduct Year 2000 seminars for its commercial customers. FLAG also intends to add a provision to its standard loan agreement relating to the borrower's Year 2000 compliance.

NET INTEREST INCOME

         Net interest income (the difference between the interest earned on assets and the interest paid on deposits and other interest-bearing liabilities) is the single largest component of FLAG's operating income. The management of net interest income is of most importance in the banking industry. FLAG manages this income source while it controls credit, liquidity, and interest rate risks.

     Net interest income increased 8.4% in 1997, from $14.8 million in 1996 to $16.0 million in 1997. Net interest income increased 5.9% in 1996 compared to 1995.

         Total interest income increased 9.6% in 1997 and 2.4% in 1996. Interest expense decreased approximately 1.4% in 1996 compared to 1995, but increased approximately 11.0% in 1997 compared to 1996. The interest expense variances from year to year have been primarily influenced by the average balances of interest bearing liabilities (see Tables 1 & 2).


Table 1   -   Consolidated Average Balances, Interest, and Rates - Taxable Equivalent Basis
(dollars in thousands)
                                                             Years Ended December 31,
                                        1997                             1996                            1995
------------------------------------------------------------------------------------------------------------------------------
                                     Interest   Weighted               Interest   Weighted               Interest    Weighted
                          Average     Income/    Average      Average   Income/    Average     Average   Income/     Average
                          Balance     Expense     Rate        Balance   Expense     Rate       Balance    Expense      Rate

ASSETS
Interest-earning assets:
  Loans..................   $253,809  $25,850     10.18%     $225,774  $23,240     10.29%      $215,208    $21,768     10.11%
  Taxable investment
   securities............     64,800    4,081      6.30        65,261    4,042      6.19         77,077      4,889      6.34
  Tax-free investment
   securities............      5,144      398      7.74         4,467      390      8.73          3,519        335      9.52
  Interest-bearing deposits
    in other banks.......      2,515      158      6.28         1,692       90      5.32          2,959        138      4.66
  Federal funds sold.....       5,237        290   5.54         5,840        321    5.50          4,920        295      6.00
                         -----------------------         -----------------------    ----      --------- ----------      ----
Total interest-
     earning assets......   $331,505  $30,777      9.28%     $303,034  $28,083      9.27%      $303,683    $27,425      9.03%
Other assets.............     38,377                           30,450                            25,547
    Total assets.........   $369,882                         $333,484                          $329,230
                            ========                         ========                          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand
     deposits............   $ 64,062   $1,679      2.62%      $52,674   $1,461      2.77%     $  47,222     $1,466      3.10%
  Savings deposits ......     20,888      521      2.49        20,982      518      2.47         20,420        517      2.53
  Other time deposits....    190,706   10,977      5.76       174,726   10,014      5.73        166,637      9,521      5.71
  Federal funds purchased      1,002       68      6.79           207       12      5.80             -         -           -
  FHLB advances and
     other borrowings....     24,825    1,403      5.65        21,985    1,190      5.41         32,126      1,874      5.83
                            --------    -----      ----        ------    -----      ----         ------      -----      ----
     Total interest-
      bearing liabilities   $301,483  $14,648      4.86%     $270,574  $13,195      4.88%      $266,405    $13,378      5.02%
Noninterest bearing
     demand deposits.....     27,177                           27,219                            26,196
Other liabilities........      6,129                            3,278                             5,269
Stockholders' equity.....     35,093                           32,413                            31,360
     Total liabilities and
      stockholders' equity           $369,882                         $333,484                            $329,230
                                     ========                         ========                            ========
Tax-equivalent adjustment                 133                              132                                 114
Net interest income......             $15,996                          $14,756                             $13,933
                                      =======                          =======                             =======
Interest rate spread.....                          4.43%                            4.39%                               4.01%
Net interest margin......                          4.83%                            4.87%                               4.59%
Interest-earning assets/
 interest-bearing liabilities                       110%                             112%                                 114%


CONSOLIDATED AVERAGE BALANCES, INTEREST, AND RATES

         Net interest income is determined by the amount of interest-earning assets compared to interest-bearing liabilities and their related yields and costs. The difference between the weighted average interest rates earned on interest-earning assets (i.e., loans and investment securities) and the weighted average interest rates paid on interest-bearing liabilities (i.e., deposits and borrowings) is called the net interest spread. Another measure of the difference in interest income earned versus interest expense paid is net interest margin. Net interest margin is calculated by dividing net interest income by average earning assets.

         Table 1 presents for the three years ended December 31, 1997, average balances of interest-earning assets and interest-bearing liabilities and the weighted average interest rates earned and paid on those balances. In addition, interest rate spreads, net interest margins and the ratio of interest-earning assets versus interest-bearing liabilities for those years are presented. Average interest-earning assets were $331.5 million in 1997, versus $303.0 million in 1996 and $303.7 million in 1995. Average interest-bearing liabilities were $301.5 million in 1997, versus $270.6 million in 1996 and $266.4 million in 1995. The interest rate spread was 4.43% in 1997, versus 4.39% in 1996 and 4.01% in 1995, while the net interest margin was 4.83% in 1997, 4.87% in 1996 and 4.59% in 1995.

     Table 2 shows the change in net interest income from 1996 to 1997 and from 1995 to 1996 due to changes in volumes and rates.


Table 2 - Rate/Volume Variance Analysis - Taxable Equivalent Basis
(dollars in thousands)
                                            Years Ended December 31,
                                 1997 Compared to 1996    1996 Compared to 1995
                                -----------------------  -----------------------

                                         Rate/     Net            Rate/    Net
                                 Volume  Yield   Change   Volume  Yield  Change
Interest income:
 Loans                            2,855   (245)   2,610    1,088    384   1,472
 Taxable investment securities      (29)    68       39     (732)  (115)   (847)
 Tax-free investment securities      52    (44)       8       83    (28)     55
 Interest-bearing deposits in
   other banks                       52     16       68      (67)    19     (48)
 Federal funds sold                 (33)     2      (31)      51    (25)     26
                                  ---------------------------------------------
    Total interest income         2,897   (203)   2,694      423    235     658
                                -----------------------------------------------
Interest expense:
 Interest bearing demand deposits   298    (80)     218      151   (156)     (5)
 Savings deposits                    (2)     5        3       14    (13)      1
 Other time deposits                920     43      963      464     29     493
 Federal funds purchased             54      2       56       12      -      12
 FHLB advances an other borrowings  161     52      213     (549)  (135)   (684)
                                  ---------------------------------------------
    Total interest expense        1,431     22    1,453       92   (275)   (183)
                             --------------------------------------------------
Net interest income               1,467   (226)   1,241      331    510     841
                                  =====   =====   =====      ===    ===     ===


NONINTEREST INCOME

         Other income increased to $5.3 million in 1997 from $4.6 million in 1996 and $3.7 million in 1995. The increases in other income in 1997 and 1996 resulted from increased gains on the sale of loans and increased fee income related to transaction deposit accounts.

         Gain on sales of loans increased to $821,000 in 1997 versus $596,000 in 1996 and $56,000 in 1995. The increase in gain on sales of loans in 1997 primarily resulted from gains on the sale of SBA loans. The increase in gains on sale of loans in 1996 resulted from increased mortgage banking activity in 1996 compared to 1995.

     Fees and service charges on deposits increased to $3.6 million in 1997 from $3.3 million in 1996 and $3.0 million in 1995.

NONINTEREST EXPENSES

         Other expenses were $15.0 million in 1997, versus $14.0 million in 1996 and $11.7 million in 1995. The increase in other operating expenses from 1995 to 1996 and the decrease in those expenses from 1996 to 1997 was largely attributable to the one-time SAIF assessment of $1,150,000 which occurred in 1996.

         Salary and employee benefits increased to $7.3 million in 1997 from $6.2 million in 1996 and $5.7 million in 1995. This increase in 1997 was primarily due to normal increases in compensation levels as well as to the hiring of several key individuals in mid- and late-1996 and in 1997.

         Occupancy expenses increased to $2.8 million in 1997 from $2.2 million in 1996 and $1.8 million in 1995, while other operating expenses were $5.0 million in 1997, versus $5.6 million in 1996 and $4.1 million in 1995. The increase in 1997 occupancy expense was the result of a combination in higher depreciation expenses and an increase in maintenance contract expenses, both of which related to an increase in fixed assets and the relocation of the leasing and the deposit operations center to off-premise leased office space. In addition to the SAIF special assessment, 1996 operating expenses were higher than 1995 because of expenses related to the start-up of a new leasing operation and research and attorney fees related to the Bennett Funding Group, Inc. ("Bennett Funding") bankruptcy.

INVESTMENT SECURITIES

         The composition of the investment securities portfolio reflects management's strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. The portfolio also provides a balance to interest rate risk and credit risk in other categories of FLAG's balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and providing securities to pledge as required collateral for certain deposits.

         Investment securities increased $7.4 million to $74.6 million at December 31, 1997 from $67.2 million at December 31, 1996. At December 31, 1997, $71.7 million, approximately 96% of investment securities outstanding, was classified as available-for-sale, while the remainder was classified as held-to-maturity. The overall increase in the amount of investments was due to the fact that new funds invested exceeded calls, sales, normal paydowns and prepayments of securities. At December 31, 1997, gross unrealized gains in the total portfolio amounted to $591,000 and gross unrealized losses amounted to $642,000.

         Table 3 reflects the carrying amount of the investment securities portfolio for the past three years.

Table 3 - Carrying Value of Investments
     (dollars in thousands)
                                             December 31,
                                   1997           1996           1995
---------------------------------------------------------------------
 Securities held-to-maturity:
    State, county and municipal $   350          $  515        $  731
    Mortgage-backed securities      103             118           131
    Collateralized mortgage
      obligations                 2,505           3,092         3,766
                             ----------------------------------------
                                  2,958           3,725         4,628
                             ----------------------------------------
 Securities Available-for-sale:
   U.S. Treasuries and agencies  16,825          15,874        14,766
   Corporate debt securities.     1,000             990             -
   State, county and municipal    6,405           4,147         3,735
   Mortgage-backed securities    29,821          23,493        23,886
   Collateralized mortgage
     obligations                 15,854          16,705        22,343
  Equity securities.............. 1,761           2,253         5,311
                             ----------------------------------------
                                 71,666          63,462        70,041
                             ----------------------------------------
             Total...........   $74,624         $67,187       $74,669
                             ========================================


CARRYING VALUE OF INVESTMENTS

         The December 31, 1997 market value of securities held to maturity, as a percentage of amortized cost, was 99%, up from 98% at December 31, 1996. The market value of the securities held-to-maturity will change as interest rates change and such unrealized gains and losses will not flow through the earnings statement unless the related securities become permanently impaired or they are called at prices which differ from the carrying value at the time of the call.

LOANS

         Gross loans receivable increased by approximately $37.1 million in 1997 to $282.9 million from $245.8 million at December 31, 1996. This increase was the result of growth in commercial, financial and agricultural loans, real estate mortgages and lease financings. As shown in Table 4, commercial, financial and agricultural loans increased approximately $12.4 million, real estate mortgages increased approximately $28.0 million and lease financings increased by approximately $1.7 million. The decrease in installment loans to individuals primarily resulted from the normal paydown and prepayment of these loans.

Table 4 - Loan Portfolio
(dollars in thousands)
                                                                           December 31,
                                         1997             1996                1995             1994            1993
                                   ------------------------------------------------------------------------------------------

                                            Percent           Percent            Percent            Percent           Percent
                                    Amount of Total   Amount  of Total    Amount Of Total   Amount  of Total  Amount  of Total
Commercial/financial/agricultural  $47,373   16.7%    $34,983  14.2%     $31,409   14.3%    $24,398   11.6%   $18,863   9.8%
Real estate construction.......     11,768    4.2      10,539   4.3        4,891    2.2       6,849    3.3      4,772   2.5
Real estate mortgage...........    198,566   70.2     170,615  69.4      150,146   68.5     152,419   72.4    145,931  75.5
Installment loans to individuals    15,855    5.6      22,088   9.0       26,018   11.9      18,470    8.8     17,295
8.9
Lease financings...............      9,304    3.3       7,572   3.1        6,654    3.0       8,354    4.0      6,553   3.4
                                  ------------------------------------------------------------------------------------------
     Total loans...............    282,866  100.0%    245,795 100.0%     219,118  100.0%    210,490  100.0%   193,414 100.0%
Less:
Deferred loan fees and discounts       236               (375)              (322)              (363)             (383)
Allowance for loan losses......     (3,816)            (5,767)            (2,592)            (2,412)           (2,002)
                                   -------            -------            -------            -------           -------
     Total net loans...........   $279,286           $239,653           $216,204           $207,715          $191,029
                                  ========           ========           ========           ========          ========

Table 5 represents the expected maturities for commercial, financial, and agricultural loans and real estate construction loans at December 31, 1997. The table also presents the rate structure for these loans that mature after one year.



Table 5  - Loan Portfolio Maturity
(dollars in thousands)
                                                                           Rate Structure for Loans
                                            Maturity                       Maturity Over One Year
--------------------------------------------------------------------------------------------------------
                                        Over One Year                        Floating
                               One Year    Through     Over Five           or Adjustable  Predetermined
                               or Less   Five Years     Years     Total    Interest Rate      Rate
Commercial, financial, and
   agricultural............... $26,561   $12,020       $8,792    $47,373      $12,631        $8,181
Real estate - construction....  10,815       946            7     11,768           37           916
                              ---------------------------------------------------------------------
                               $37,376   $12,966       $8,799    $59,141      $12,668        $9,097
                               ====================================================================


PROVISION AND ALLOWANCE FOR LOAN LOSSES

         Table 6 presents an analysis of activities in the allowance for loan losses for the past five years. An allowance for possible losses is provided through charges to FLAG's earnings in the form of a provision for loan losses. The provision for loan losses was $765,000 in 1997, $3,744,000 in 1996, and $775,000 in 1995. The large increase in the provision for loan losses from 1995 to 1996 is directly attributable to Bennett Funding. Excluding the provision associated with Bennett Funding, the 1996 provision for loan losses would have been $766,000. Management determines the level of the provision for loan losses based on outstanding loan balances, the levels of nonperforming assets, and reviews of assets classified as substandard, doubtful, or loss and larger credits, together with an analysis of historical loss experience, and current economic conditions. The responsible loan officers conduct these reviews, as well as the loan review department.

         Historically, the loan portfolio has consisted primarily of loans secured by one-to-four family residential properties, and actual losses have not been significant. The Banks also provide other services and loan products to meet the growing financial needs of FLAG's communities, including consumer loans, commercial loans, and commercial real estate loans. Because these loans present a somewhat higher credit risk than loans secured by residential properties, management has significantly increased the allowance for loan losses compared to historic levels to reflect the increased potential for future losses.

         As shown in Table 6, the year-end allowance for loan losses decreased to $3.8 million at December 31, 1997, from $5.8 million at December 31, 1996. The allowance for loan losses was $2.6 million at December 31, 1995. The decline in the allowance for losses in 1997 was primarily due to a $2,465,000 charge-off associated with the Bennett Funding assets. Total charge-offs in 1997, including those related to Bennett Funding, were $2,917,000, up from $628,000 in 1996, and $647,000 in 1995. If Bennett Funding assets had not been charged-off to their net realizable value, 1997 charge-offs would have been approximately $452,000. The allowance for loan losses was 1.50% of net outstanding loans at December 31, 1997, versus 2.55% of net outstanding loans at December 31, 1996, and 1.20% of net outstanding loans at December 31, 1995.

         Management believes that the allowance for loan losses was both adequate and appropriate. However, the future level of the allowance for loan losses is highly dependent upon loan growth, loan loss experience, and other factors, which cannot be anticipated with a high degree of certainty.

Table 6 - Analysis of the Allowance for Loan Losses
(dollars in thousands)
                                                        Years Ended December 31,
                                         --------------------------------------------------
                                            1997     1996       1995       1994      1993
                                         --------------------------------------------------
Average net loans....................... $253,611  $225,774   $215,208   $204,200  $197,250
Allowance for loan losses, beginning
  of the period.........................    5,768     2,592      2,412      2,002     1,545
Charge-offs for the period:
  Commercial/financial/agricultural.....      167         8          6         88        59
  Real estate construction loans .......        -        22         23          2         -
  Real estate mortgage loans............      126       432        432         36       284
  Installment loans to individuals......      159       166        186        102       241
  Lease financings......................    2,465         -          -          -         -
                                          -------------------------------------------------
Total charge-offs....................... $  2,917   $   628    $   647    $   228   $   584
                                          -------------------------------------------------
Recoveries for the period:
  Commercial/financial/agricultural..... $      2   $     -    $     4    $    50   $    11
  Real estate construction loans........        -         -          -         10         -
  Real estate mortgage loans............      104         -          -          5        13
  Installment loans to individuals......       94        61         48         83        62
  Lease financings......................        -         -          -          -         -
                                          -------------------------------------------------
     Total recoveries................... $    200   $    61    $    52    $   148   $    86
                                          -------------------------------------------------
       Net charge-offs for the period...    2,719       567        595         80       498
Provision for loan losses...............      765     3,743        775        490       955
                                         --------------------------------------------------
Allowance for loan losses, end of period  $ 3,816   $ 5,768    $ 2,592     $2,412   $ 2,002
                                          =================================================
Ratio of allowance for loan losses to
 total net loans outstanding ...........    1.50%     2.55%      1.20%      1.18%     1.01%
Ratio of net charge-offs during the
 period to average net loans outstanding
 during the period .....................    1.07%     0.25%      0.28%      0.04%     0.25%


ASSET QUALITY

                  At December 31, 1997, non-performing assets (non-accrual loans and other real estate owned) totaled $5.5 million compared to $8.6 million at year-end 1996. The decrease in 1997 is primarily due to the write-off of the amount determined to be uncollectible from Bennett Funding. As was discussed in last year's annual report, Bennett Funding was an equipment leasing and finance company based in Syracuse, New York. For several years, FFSB, along with many other financial institutions and individuals throughout the United States, invested in office equipment leases sold through Bennett Funding. During 1996, Bennett Funding filed for Chapter 11 bankruptcy protection, and certain officers of Bennett Funding were investigated for possible wrongdoing, including but not limited to criminal securities fraud. As a result of the Chapter 11 bankruptcy filing, the collection of cash flows and the values associated with these leases became less certain, and to reflect this possible loss in value, FLAG established a specific reserve for possible Bennett Funding losses of approximately $3.0 million. In addition, it was also determined that the $4.5 million in equipment leases should be classified as "Doubtful," a classification which generally requires reserves equal to 50% of the carrying value of the asset. In 1997, management agreed to a settlement with the Trustee of Bennett Funding. In general, the agreement provides for a sharing of the cashflows generated by the leases. Subsequent to year-end 1997, FLAG received approximately $2.0 million from the Trustee. According to the settlement, FLAG will be receiving monthly remittances of cash collected by the Trustee until the agreement is satisfied. Management believes that all of the remaining unreserved balance of these leases will be recovered.

     In 1997, the Bennett Funding receivables were charged-off by approximately $2.5 million against the 1996 established reserve.

     There were no commitments to lend additional funds on nonaccrual loans at December 31, 1997. Table 7 summarizes the non-performing assets for each of the last five years.

Table 7 - Risk Elements
(dollars in thousands)
                                                       December 31,
                                          --------------------------------------
                                           1997   1996     1995    1994    1993
--------------------------------------------------------------------------------
Loans on nonaccrual...................... $4,669  $7,716  $2,296  $2,838  $3,976
Loans past due 90 days and still accruing     87     980      22       -      36
Other real estate owned..................    817     862     892     364     504
Total non-performing assets.............. $5,573  $9,558  $3,210  $3,202  $4,516
                                          ======================================
Total non-performing loans as a
     percentage of net loans.............   1.70%  3.63%   1.07%   1.37%  2.10%


RISK ELEMENTS

 .........There  may be additional  loans within FLAG's loan  portfolio  that may become classified as conditions may dictate; however, management was not aware of any such loans that are material in amount at December 31, 1997. At December 31, 1997, management was unaware of any known trends, events, or uncertainties that will have, or that are reasonably likely to have a material effect on the Banks' or FLAG's liquidity, capital resources, or operations.


DEPOSITS

     Total deposits increased approximately $30.5 million during 1997, totaling $324.9 million at December 31, 1997, versus $294.4 million at December 31, 1996. The maturities of time deposits of $100,000 or more issued by the Banks at December 31, 1997, are summarized in Table 8.

Table 8 - Maturities of Time Deposits Over $100,000
(dollars in thousands)

    Three months or less..................          $22,989
    Over three months through six months..           10,933
    Over six months through twelve months.           17,885
    Over twelve months....................            5,864
                                                   --------
                                                    $57,671

     At December 31, 1997, the Banks were shareholders in the Federal Home Loan Bank of Atlanta ("FHLBA"). Through this affiliation, advances totaling $43.6 million were outstanding at rates competitive with time deposits of like maturities. Management anticipates continued utilization of this short- and long-term source of funds to minimize interest rate risk and to fund competitive fixed rate loans to customers.


ASSET-LIABILITY MANAGEMENT

         A primary objective of FLAG's asset and liability management program is to control exposure to interest rate risk (the exposure to changes in net interest income due to changes in market interest rates) so as to enhance its earnings and protect its net worth against potential loss resulting from interest rate fluctuations.

         Historically, the average term to maturity or repricing (rate changes) of assets (primarily loans and investment securities) has exceeded the average repricing period of liabilities (primarily deposits and borrowings). Table 9 provides information about the amounts of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 1997, that are expected to mature, prepay, or reprice in each of the future time periods shown

(i.e., the interest rate sensitivity). As presented in this table, at December 31, 1997, the liabilities subject to rate changes within one year exceeded its assets subject to rate changes within one year. This mismatched condition subjects FLAG to interest rate risk within the one year period because the assets, due to their generally shorter term to maturity or repricing, are more sensitive to short-term interest rate changes than the liabilities. It is management's belief that the result of this position would be a decrease in net interest income if market interest rates rise and an increase in net interest income if market interest rates decline.

         Management carefully measures and monitors interest rate sensitivity and believes that its operating strategies offer protection against interest rate risk. As required by various regulatory authorities, FLAG's Board of Directors has established an interest rate risk policy, which sets specific limits on interest rate risk exposure. Adherence to this policy is reviewed quarterly by the Board of Directors' Asset Liability Committee.

         Management has maintained positive ratios of average interest-earning assets to average interest-bearing liabilities. As represented in Table 1 this ratio, based on average balances for the respective years, was 110% in 1997, 112% in 1996, and 114% in 1995.

Table 9 - Interest Rate Sensitivity Analysis
(dollars in thousands)
                                                           December 31, 1997
                                      ----------------------------------------------------------
                                                       Maturing or Repricing in
                                                 Over 1 Year  Over 3 Years
                                       One Year    Through      Through      Over
                                        or Less    3 Years      5 Years     5 Years     Total
                                       ---------   --------     --------    -------     -----
Interest-earning assets:
 Adjustable rate mortgages...........  $ 82,892   $       -    $      -    $      -    $ 82,892
 Fixed rate mortgages................    59,786      23,444      19,283      25,636     128,149
 Other loans.........................    45,896      10,657      12,143       3,128      71,824
 Investment securities...............    37,055       4,741       8,120      25,207      75,123
 Federal Home Loan Bank stock........     2,782           -           -           -       2,782
 Interest-bearing deposits
   in other banks....................     9,068           -           -           -       9,068
                                     ----------------------------------------------------------
   Total interest-earning assets.....  $237,479     $38,842     $39,546     $53,971    $369,838
                                       --------------------------------------------------------
Interest-bearing liabilities:
 Fixed maturity deposits............. $ 150,434     $35,660     $ 8,638     $ 5,802    $200,534
 NOW and money market demand
    accounts.........................    47,558       6,576       4,424       9,074      67,632
 Passbook accounts...................    16,614         648         592       5,331      23,185
 Federal funds purchased.............       170           -           -           -         170
 FHLB advances.......................    40,783       2,167         167         521      43,638
Other borrowed funds.................       708           -           -           -         708
                                     ----------------------------------------------------------
   Total interest-bearing liabilities  $256,267      $45,051     $13,821    $20,728    $335,867
                                     ----------------------------------------------------------

Interest rate sensitivity gap........ $(18,788)    $(6,209)     $25,725     $33,243    $ 33,971
Cumulative interest rate
   sensitivity gap .................. $(18,788)   $(24,997)        $728     $33,971           -
Cumulative interest rate sensitivity
   gap to total assets...............    -4.57%      -6.08%        -.18%       8.26%          -

Table 10 represents the expected maturity of the total investment securities by maturity date and average yields based on amortized cost at December 31, 1997. It should be noted that the composition and maturity/repricing distribution of the investment portfolio is subject to change depending on rate sensitivity, capital needs, and liquidity needs.


Table 10 - Expected Maturity of Investment Securities
(dollars in thousands)


                                                   After One But     After Five But
                                Within One Year  Within Five Years  Within Ten Years   After Ten Years   Totals
                               --------------------------------------------------------------------------------
                                   Amount  Yield    Amount  Yield   Amount   Yield     Amount Yield
Securities held-to-maturity:
   State, county and municipals $    51   11.10%     224   9.00%       52     8.00%       24   8.60%     351
   Mortgage-backed securities..     103    6.98%      -      -          -       -        -      -        103
   Collateralized mortgage
     obligations ..............      -       -       77    8.85%        -       -      2,428   7.22%    2,505
                                  ---------------------------------------------------------------------------


                                  $ 154    8.34%    301    8.96%       52     8.00%    2,452   7.23%    2,959
                                  ---------------------------------------------------------------------------
Securities available-for-sale:
   U.S. Treasury and agencies.. $ 3,131    5.43%   4,689   6.41%    8,542     6.76%      462  6.50%    16,824
   State, county and municipals     319    7.10%   2,585   6.50%    1,500     8.90%    2,001  9.00%     6,405
   Corporate debt securities...      -       -     1,000   6.86%      -         -       -        -      1,000
   Equity securities...........   1,761    4.53%     -       -        -         -       -        -      1,761
   Mortgage-backed securities..   1,264    5.37%   2,972   6.55%    4,171     6.98%   21,414  6.69%    29,821
   Collateralized mortgage
      obligations                     -      -     1,272   5.98%    3,858     5.53%   10,724  6.18%    15,854
                                 ----------------------------------------------------------------------------

                                  6,475    5.25%  12,518   6.45%   18,071     6.73%   34,601  6.66%    71,665
                                  ---------------------------------------------------------------------------

            Total               $ 6,629    5.33%  12,819   6.51%   18,123     6.73%   37,053  6.70%    74,624
                                  =====    =====  ======   =====   ======     =====   ======  =====    ======


LIQUIDITY

         The Banks are required under federal regulations to maintain in cash and eligible short-term investment securities a monthly average of 5.0% of net withdrawable deposits and borrowings payable in one year or less. The Banks' average liquidity in December 1997 was 11.68% of the aggregate of the prior month's daily average deposits and short-term borrowings. The Banks' liquidity was 13.03% at December 31, 1997, and 11.14% at December 31, 1996.

         The Banks' primary sources of liquidity (funds) are deposit inflows, loan repayments, proceeds from sales of loans and securities, advances from the FHLBA, and earnings from investments. Short-term deposits, particularly noninterest-bearing checking accounts, are becoming a more significant source of liquidity than they have been historically to the Banks. Advances from the FHLBA were $43,637,000 and $17,371,000, respectively, at December 31, 1997 and 1996.

         Subject to certain limitations, the Banks may borrow funds from the FHLBA in the form of advances. Credit availability from the FHLBA to the Banks are based on the Banks' financial and operating condition. Credit availability from the FHLBA to the Bank was approximately $68.0 million at December 31, 1997. In addition to creditworthiness, the Bank must own a minimum amount of FHLBA capital stock. This minimum is 5.0% of outstanding FHLBA advances. Unused borrowing capacity at December 31, 1997, was $24.0 million. The Banks use FHLBA advances for both long-term and short-term liquidity needs. Other than normal banking operations, the Banks have no long-term liquidity needs. The Banks have never been involved with highly leveraged transactions that may cause unusual potential long-term liquidity needs.

     The Consolidated Statements of Cash Flows for the three years ended December 31, 1997 detail FLAG's sources and uses of funds for those periods.


CAPITAL RESOURCES AND DIVIDENDS

         Stockholders' equity at December 31, 1997, increased 10.0% from December 31, 1996. All of this growth resulted from 1997 earnings. Dividends of $756,519 or $0.15 per share were declared and paid in 1997, compared to $0.14 per share in 1996.

         Average stockholders' equity as a percent of total average assets is one measure used to determine capital strength. The ratio of average stockholders' equity to average total assets was 9.49% for 1997 and 9.72% for 1996. Table 11 summarizes these and other key ratios for FLAG for each of the last three years.

         The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") required federal banking agencies to take "prompt corrective action" with regard to institutions that do not meet minimum capital requirements. As a result of FDICIA, the federal banking agencies introduced an additional capital measure called the "Tier 1 risk-based capital ratio." The Tier 1 ratio is the ratio of core capital to risk adjusted total assets. Note 10 to the Consolidated Financial Statements presents a summary of FDICIA's capital tiers compared to FLAG's and the Banks' actual capital levels. The Banks exceeded all requirements of a "well-capitalized" institution at December 31, 1997. The pending merger (see "Pending Acquisitions") will not significantly reduce FLAG's capital ratios and management will continue leveraging capital to increase return on stockholders' equity.

Table 11 - Equity Ratios
                                        Years Ended December 31,
                                          1997       1996      1995
-------------------------------------------------------------------
Return on average assets...........       1.01%       .39%     1.05%
Return on average equity...........      10.68%      3.97%    11.07%
Dividend payout ratio..............      20.18%     57.06%    19.09%
Average equity to average assets...       9.49%      9.72%     9.53%


PROVISION FOR INCOME TAXES.

         The provision for income taxes was $1,795,000 in 1997, versus $347,000 in 1996, and $1,707,000 in 1995. The effective actual tax rates for 1997, 1996, and 1995 (tax provision as a percentage of income before taxes) were 32.4%, 21.2%, and 33.0%, respectively. These tax rates are lower than the statutory Federal tax rate of 34% primarily due to interest income on tax exempt securities. See FLAG's consolidated financial statements for an analysis of income taxes.


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


RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and
(ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required.

         Also, in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 specifies the presentation and disclosure of operating segment information reported in the annual report and interim reports issued to stockholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management believes that the adoption of these statements will have no material impact on FLAG's financial position, results of operation, or liquidity.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA











                           FLAG FINANCIAL CORPORATION

                        Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995

                 (with Independent Accountants' Report thereon)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS






The Board of Directors
FLAG Financial Corporation
LaGrange, Georgia


We have audited the accompanying consolidated balance sheets of FLAG Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and the related statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1996 and 1995 consolidated financial statements of FLAG Financial Corporation and subsidiary and the 1997, 1996, and 1995 consolidated financial statements of Three Rivers Bancshares, Inc. and subsidiary, all of which were pooled with Middle Georgia Bankshares, Inc. and subsidiary in 1998 as explained in Note 2 to the accompanying consolidated financial statements. Those statements are included in the accompanying consolidated financial statements and reflect total assets of $34,548,811 and $250,746,998 as of December 31, 1997 and 1996, respectively, and net earnings of $662,466, $221,184, and $2,357,247 for each of the three years in the period ended December 31, 1997. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to these amounts, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FLAG Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                /s/ Porter Keadle Moore, LLP


Atlanta, Georgia
January 22, 1998, except for Note 2 as to which the date is May 8, 1998 and Note
    10 as to which the date is June 3, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS






The Board of Directors
FLAG Financial Corporation
LaGrange, Georgia


We have audited the accompanying consolidated balance sheet of FLAG Financial Corporation and subsidiary as of December 31, 1996, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of FLAG's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FLAG Financial Corporation and subsidiary as of December 31, 1996, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

                                          /s/ Robinson, Grimes & Company, P.C.





Columbus, Georgia
January 31, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS






The Board of Directors
Middle Georgia Bankshares, Inc.
Vienna, Georgia

         We have audited the accompanying consolidated balance sheets of Middle Georgia Bankshares, Inc. and subsidiary as of December 31, 1997 and 1996 and the related statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Middle Georgia Bankshares, Inc. and subsidiary as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                               /S/ Porter Keadle Moore, LLP





Atlanta, Georgia
January 23, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS






The Board of Directors
Three Rivers Bancshares, Inc.
Milan, Georgia

         We have audited the accompanying consolidated balance sheets of Three Rivers Bancshares, Inc. and subsidiary as of December 31, 1997 and 1996 and the related statements of earnings, changes in stockholders' equity and cash flows for each of the three years ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are fee of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Three Rivers Bancshares, Inc. and subsidiary as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years ended December 31, 1997, in conformity with generally accepted accounting principles.

                                        /S/ Thigpen, Jones, Seaton & Co., P.C.



Dublin, Georgia
January 28, 1998

                           FLAG FINANCIAL CORPORATION

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996

                              Assets
                                                          1997         1996
                                                          ----         ----
 Cash and due from banks, including reserve
   requirements of $1,664,000 and $1,435,000..........$ 13,350,755   10,447,593
 Federal funds sold...................................   5,900,000    3,660,000
                                                       -----------  -----------
         Cash and cash equivalents....................  19,250,755   14,107,593
                                                        -----------------------
 Interest-bearing deposits in other banks.............   3,168,353    1,327,108
 Investment securities available-for-sale.............  71,665,213   63,461,953
 Investment securities held-to-maturity
     (fair value of $2,929,229 in 1997
     and $3,636,680 in 1996) .........................   2,957,971    3,724,440
 Other investments ...................................   4,756,655    4,018,460
 Mortgage loans held for sale ........................   3,481,678    1,505,798
 Loans, net .......................................... 279,285,679  239,653,367
 Premises and equipment, net .........................  11,348,843    9,527,561
 Mortgage servicing rights ...........................   1,174,292    1,703,710
 Accrued interest receivable .........................   4,713,021    3,809,317
 Cash surrender value of life insurance ..............   3,864,612    3,544,386
 Other assets ........................................   5,618,002    4,134,862
                                                      ------------ ------------
                                                      $411,285,074  350,518,555

               Liabilities and Stockholders' Equity
Deposits:
 Demand   ............................................ $32,245,871   32,401,509
 Interest-bearing demand .............................  70,503,608   61,395,808
 Savings..............................................  20,315,119   20,472,906
 Time ................................................ 144,116,285  130,174,492
 Time, over $100,000 .................................  57,671,160   49,975,738
                                                       ----------- ------------

          Total deposits.............................. 324,852,043  294,420,453
                                                       -----------  -----------

Federal funds purchased...............................     170,000    2,210,000
Advances from Federal Home Loan Bank .................  43,637,494   17,370,833
Accrued interest payable  ............................   1,312,319      940,139
Other liabilities.....................................   4,542,833    2,163,012
                                                       ----------- ------------

           Total liabilities ......................... 374,514,689  317,104,437
                                                       -----------  -----------

Stockholders' equity:
    Preferred stock (10,000,000 shares
      authorized; none issued and outstanding) .......        -             -
    Common stock ($1 par value, 30,000,000 shares
      authorized, 5,171,474 and 5,163,678 shares
      issued and outstanding) ........................   5,171,474    5,163,678
    Additional paid-in capital .......................   8,793,976    8,747,322
    Retained earnings ................................  22,813,421   19,821,242

    Unrealized loss on investment securities
       available-for-sale, net of tax ................      (8,486)    (318,124)
                                                       ----------- ------------

             Total stockholders' equity ..............  36,770,385   33,414,118
                                                       ----------- ------------
                                                      $411,285,074  350,518,555
                                                       ===========  ===========
See accompanying notes to consolidated financial statements.

                           FLAG FINANCIAL CORPORATION

                       Consolidated Statements of Earnings

              For the Years Ended December 31, 1997, 1996 and 1995

                                            1997          1996          1995
                                            ----          ----          ----
Interest income:
  Interest and fees on loans ......... $ 25,848,943    23,239,894    21,768,020
  Interest on investment securities ..    4,345,060     4,298,842     5,101,783
  Interest-bearing deposits...........      190,476       167,587       156,610
  Interest on federal funds sold .....      258,301       244,829       281,323
                                            -------       -------       -------
         Total interest income .......   30,642,780    27,951,152    27,310,880
                                         ----------    ----------    ----------
Interest expense:
  Deposits ...........................   13,175,309    11,992,860    11,504,740
  Borrowings .........................    1,470,797     1,201,626     1,872,996
                                          ---------     ---------     ---------
        Total interest expense .......   14,646,106    13,194,486    13,377,736
                                         ----------    ----------    ----------
      Net interest income before
        provision for loan losses ....   15,996,674    14,756,666    13,933,144
Provision for loan losses ............      765,000     3,743,529       774,500
                                            -------     ---------       -------
      Net interest income after
        provision for loan losses ....   15,231,674    11,013,137    13,158,644
                                         ----------    ----------    ----------
Other income:
  Fees and service charges ...........    3,567,828     3,301,176     2,971,322
  Gain on sales of investment
    securities .......................      171,119       232,097       261,659
  Gain on sales of loans .............      821,175       595,535        55,881
  Gain (loss) on other
    real estate, net .................      (82,719)      (79,643)       32,764
  Other ..............................      854,493       588,273       384,596
                                            -------       -------       -------
      Total other income .............    5,331,896     4,637,438     3,706,222
                                          ---------     ---------     ---------
Other expenses:
  Salaries and employee benefits .....    7,256,333     6,171,879     5,749,479
  Occupancy ..........................    2,778,741     2,227,851     1,824,663
  Other operating ....................    4,985,253     5,618,052     4,112,422
                                          ---------     ---------     ---------
      Total other expenses ...........   15,020,327    14,017,782    11,686,564
                                         ----------    ----------    ----------
       Earnings before provision for
        income taxes .................    5,543,243     1,632,793     5,178,302
Provision for income taxes ...........    1,794,545       346,545     1,706,668
                                          ---------       -------     ---------
      Net earnings ...................  $ 3,748,698     1,286,248     3,471,634
                                          =========     =========     =========
Basic earnings per share                $       .73           .25           .68
                                          =========    ==========     =========
Diluted earnings per share              $       .72           .25           .67
                                          ==========   ==========     =========

See accompanying notes to consolidated financial statements.

                           FLAG FINANCIAL CORPORATION

           Consolidated Statements of Changes in Stockholders' Equity

              For the Years Ended December 31, 1997, 1996 and 1995


                                                                         Net Unrealized
                                                                             Loss on
                                                                           Securities
                                               Additional                 Available-for
Common                              Paid-In     Retained                     Sale,
                                     Stock       Capital      Earnings     Net of Tax     Total

Balance, December 31, 1994,
    as previously stated, ....... $ 3,018,750    6,861,250   11,157,835   (2,026,409)   19,011,426
Adjustments to reflect
    pooling of interests ........   2,100,991    1,700,988    6,306,633     (379,922)    9,728,690
                                  -----------  -----------  -----------  -----------   -----------
Balance, December 31, 1994
      as restated ...............   5,119,741    8,562,238   17,464,468   (2,406,331)   28,740,116
 Exercise of stock options ......      40,190       84,208         --           --         124,398
 Issuance of common stock .......       7,211       52,275         --           --          59,486
 Repurchase of common stock .....    (192,150)    (436,733)  (1,004,389)        --      (1,633,272)
 Change in unrealized
   loss on securities
   available-for-sale ...........        --           --           --      2,133,702     2,133,702
Sale of treasury stock
  by pooled entity ..............       3,473       16,582         --           --          20,055
 Net earnings ...................        --           --      3,471,634         --       3,471,634
 Dividends declared .............        --           --       (662,816)        --        (662,816)
                                  -----------  -----------  -----------  -----------   -----------

Balance, December 31, 1995 ......   4,978,465    8,278,570   19,268,897     (272,629)   32,253,303
 Exercise of stock options ......     180,311      450,318         --           --         630,629
 Issuance of common stock .......       8,375       35,894         --           --          44,269
 Change in unrealized
   loss on securities
   available-for-sale ...........        --           --           --        (45,495)      (45,495)
   Purchase of treasury
     stock by pooled entity .....      (3,473)     (17,460)        --           --         (20,933)
  Net earnings ..................        --           --      1,286,248         --       1,286,248
    Dividends declared ..........        --           --       (733,903)        --        (733,903)
                                  -----------  -----------  -----------  -----------   -----------

Balance, December 31, 1996 ......   5,163,678    8,747,322   19,821,242     (318,124)   33,414,118
 Change in unrealized
   loss on securities
   available-for-sale ...........        --           --           --        309,638       309,638
Sale of treasury
  stock by pooled entity ........       7,796       46,654         --           --          54,450
Net earnings ....................        --           --      3,748,698         --       3,748,698
 Dividends declared .............        --           --       (756,519)        --        (756,519)
                                  -----------  -----------  -----------  -----------   -----------

Balance, December 31, 1997 ...... $ 5,171,474    8,793,976   22,813,421       (8,486)   36,770,385
                                  ===========  ===========  ===========  ===========   ===========

See accompanying notes to consolidated financial statements

                           FLAG FINANCIAL CORPORATION

                      Consolidated Statements of Cash Flows

              For the Years Ended December 31, 1997, 1996 and 1995

                                                                 1997         1996          1995
                                                                 ----         ----          ----
Cash flows from operating activities:
  Net earnings .............................................. $ 3,748,698    1,286,248    3,471,634
  Adjustments to reconcile net earnings to net cash
   provided by operating activities
   (net of effect of branch acquisition):
     Depreciation, amortization and accretion ...............   1,481,999    1,286,440    1,117,375
     Provision for loan losses ..............................     765,000    3,743,529      774,500
     Provision for deferred taxes ...........................     993,957   (1,037,538)    (115,896)
     Gains on sales of securities available-for-sale ........    (171,119)    (232,097)    (261,659)
     Gain on sales of loans .................................    (821,175)    (595,535)     (55,881)
     (Gain) loss on other real estate .......................      82,719       79,643      (32,764)
     Change in:
       Mortgage loans held for sale .........................  (1,317,157)    (887,549)  (1,281,363)
       Other ................................................   1,460,150    2,076,657     (553,563)
                                                               ----------   ----------   ----------

        Net cash provided by operating activities ...........   6,223,072    5,719,798    3,062,383
                                                               ----------   ----------   ----------

Cash flows from investing activities (net of effect of branch acquisition):
   Net change in interest-bearing deposits ..................  (1,841,245)     311,725     (100,554)
   Proceeds from sales and maturities
    of securities available-for-sale ........................  50,693,161   32,263,333   33,853,994
   Proceeds from maturities of
    securities held-to-maturity .............................     766,861    1,137,484    2,804,939
   Proceeds from sale of other investments ..................     225,400         --        318,500
   Purchases of other investments ...........................    (963,595)    (517,810)    (342,450)
   Purchases of securities available for sale ............... (58,301,833) (25,763,577) (25,846,485)
   Net change in loans ...................................... (39,239,491) (27,531,311)  (9,230,803)
   Proceeds from sales of other real estate .................      22,590      599,937    1,003,688
   Purchases of premises and equipment ......................  (2,554,591)  (1,082,945)  (3,440,321)
   Proceeds from sale of premises and equipment .............      67,023       75,930       19,977
   Purchase of cash surrender value life insurance ..........    (243,652)     (72,962)  (2,892,307)
   Cash acquired in branch acquisition, net of premium paid .  25,416,547         --           --
                                                               ----------   ----------   ----------

       Net cash used in investing activities ................ (25,952,825) (20,580,196)  (3,851,822)
                                                               ----------   ----------   ----------

Cash flows from financing activities (net of effect of branch acquisition):
  Net change in deposits ....................................   1,348,323   21,111,643   22,558,324
  Change in federal funds purchased .........................  (2,040,000)   2,210,000         --
  Proceeds from FHLB advances ...............................  42,300,000   16,000,000   67,800,000
  Payments of FHLB advances ................................. (16,033,339) (28,213,334) (82,056,389)
  Repurchase of common stock ................................        --           --     (1,633,272)
  Proceeds from exercise of stock options ...................        --        630,629      124,398
  Proceeds from issuance of common stock ....................        --         44,269       59,486
  Proceeds from sale of treasury stock of pooled entity .....      54,450         --         20,005
  Purchase of treasury stock of pooled entity ...............        --        (20,933)        --
  Cash dividends paid .......................................    (756,519)    (704,362)    (669,903)
                                                               ----------   ----------   ----------

        Net cash provided by  financing activities ..........  24,872,915   11,057,912    6,202,699
                                                               ----------   ----------   ----------

           Net change in cash and cash equivalents ..........   5,143,162   (3,802,486)   5,413,260

Cash and cash equivalents at beginning of year ..............  14,107,593   17,910,079   12,496,819
                                                               ----------   ----------  -----------
Cash and cash equivalents at end of year .................... $19,250,755   14,107,593   17,910,079
                                                               ==========   ==========   ==========

                           FLAG FINANCIAL CORPORATION

              For the Years Ended December 31, 1997, 1996 and 1995

                                               1997        1996        1995
                                               -----      ------       ----

Supplemental disclosures of cash flow
    information:
  Cash paid during the year for:
   Interest                                $14,311,123  13,208,236  13,100,360
                                            ==========  ==========  ==========

   Income taxes                            $ 1,494,210   1,541,745   1,915,325
                                             =========   =========   =========

Supplemental schedule of noncash
   investing and financing activities:
  Real estate acquired
   through foreclosure                         607,898   1,228,775   1,807,018
                                               =======   =========   =========

Change in unrealized loss on
 securities available-for-sale,
   net of tax                              $   309,638     (45,495)  2,133,702
                                               =======     ========  =========

Increase (decrease) in
   dividends payable                             --         29,541      (7,335)
                                              =======       ======    ========

Deposit liabilities assumed in branch
   acquisition                             $29,083,191        --         --
                                            ==========      ======    ========

Assets acquired in branch acquisition,
   other than cash and cash equivalents    $ 1,660,756        --         --
                                             =========      =======   ========


See accompanying notes to consolidated financial statements.

                           FLAG FINANCIAL CORPORATION

                   Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Basis of Presentation
--------------------------------------------------------------------------------
The consolidated financial statements include the accounts of FLAG Financial Corporation ("FLAG"), its wholly-owned subsidiaries First Federal Savings Bank of LaGrange ("FFSB"), FFSB's wholly-owned subsidiary Piedmont Mortgage Service, Inc. ("Piedmont"), Citizen's Bank ("Citizens"), Citizens' wholly owned subsidiary CB Financial Group, Inc. ("CB Financial"), and Bank of Milan ("Milan") (FFSB, Citizens and Milan "the Banks", collectively). All significant intercompany accounts and transactions have been eliminated in consolidation.

FLAG is a multi-bank holding company whose business is conducted by its wholly-owned subsidiaries. FLAG is subject to regulation under the Bank Holding Company Act of 1956. FFSB is a federal savings bank and is primarily regulated by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). Citizens and Milan are commercial banks and are primarily regulated by the Georgia Department of Banking and Finance ("DBF") and the FDIC. The Banks provide a full range of commercial, mortgage and consumer banking services in West-Central and Middle Georgia. Piedmont is an appraisal service company working principally for FFSB and as a brokerage service to individuals. CB Financial is a pawn shop and check cashing operation.

The accounting principles followed by FLAG and its subsidiaries, and the methods of applying these principles, conform with generally accepted accounting principles ("GAAP") and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, the valuation allowance for mortgage servicing rights and valuation allowances associated with the realization of deferred tax assets which are based on future taxable income.

Cash and Cash Equivalents
--------------------------------------------------------------------------------
Cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Investment Securities

FLAG classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. There were no trading securities at December 31, 1997 and 1996. Securities held-to-maturity are those securities for which FLAG has the ability and intent to hold to maturity. All other securities are classified as available-for-sale.

Available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of the related tax effect, on securities available-for-sale are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer.

A decline in the market value of any available for sale or held to maturity investment below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses are included in earnings and the cost of securities sold are derived using the specific identification method.

                           FLAG FINANCIAL CORPORATION

--------------------------------------------------------------------------------
Summary of Significant Accounting Policies, continued

Other Investments
--------------------------------------------------------------------------------
Other investments include Federal Home Loan Bank ("FHLB") stock, other equity securities with no readily determinable fair value and an investment in a limited partnership. An investment in FHLB stock is required by law for a federally insured savings bank. FFSB owns a 39.6% interest in a limited partnership, which invests in multi-family real estate and passes low income housing credits to the investors. FLAG recognizes these tax credits in the year received. These investments are carried at cost, which approximates fair value.

Mortgage Loans Held for Sale
--------------------------------------------------------------------------------
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. The amount by which cost exceeds market value is accounted for as a valuation allowance. Changes, if any, in the valuation allowance are included in the determination of net earnings in the period in which the change occurs. Gains and losses from the sale of loans are determined using the specific identification method.

Loans, Loan Fees and Interest Income
--------------------------------------------------------------------------------
Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding unpaid principal balances, net of the allowance for loan losses, deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the level-yield method over the contractual lives of the loans, adjusted for estimated prepayments based on the Banks' historical prepayment experience. Commitment fees and costs relating to commitments whose likelihood of exercise is remote are recognized over the commitment period on a straight-line basis. If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the life of the loan as an adjustment to the yield. Premiums and discounts on purchased loans are amortized over the remaining lives of the loans using the level-yield method. Fees arising from servicing loans for others are recognized as earned.

FLAG considers a loan impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate or at the loan's observable market price, or the fair value of the collateral of the loan if the loan is collateral dependent. Interest income from impaired loans is recognized using a cash basis method of accounting during the time within that period in which the loans were impaired.

Leasing
--------------------------------------------------------------------------------
FFSB originates commercial and consumer leases through its leasing division. Interest income on leases is recorded on the accrual basis and a provision for possible losses on leases is recorded as a charge to earnings.

Allowance for Loan Losses
--------------------------------------------------------------------------------
The allowance for loan losses is established through provisions for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collection of the principal is unlikely. The allowance is an amount which, in management's judgment, will be adequate to absorb losses on existing loans that may become uncollectible. The allowance is established through consideration of such factors as changes in the nature and volume of the portfolio, adequacy of collateral, delinquency trends, loan concentrations, specific problem loans, and economic conditions that may affect the borrower's ability to pay.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review FLAG's allowance for loan losses. Such agencies may require FLAG to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

                           FLAG FINANCIAL CORPORATION

   Summary of Significant Accounting Policies, continued

Other Real Estate Owned
--------------------------------------------------------------------------------
Real estate acquired through foreclosure is carried at the lower of cost (defined as fair value at foreclosure) or fair value less estimated costs to dispose. Fair value is defined as the amount that is expected to be received in a current sale between a willing buyer and seller other than in a forced or liquidation sale. Fair values at foreclosure are based on appraisals. Losses arising from the acquisition of foreclosed properties are charged against the allowance for loan losses. Subsequent writedowns are provided by a charge to operations through the allowance for losses on other real estate in the period in which the need arises.

Premises and Equipment
--------------------------------------------------------------------------------
Premises and equipment are stated at cost less accumulated depreciation. Major additions and improvements are charged to the asset accounts while maintenance and repairs that do not improve or extend the useful lives of the assets are expensed currently. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is reflected in earnings for the period.

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

     Buildings and improvements ............................. 15-40 years
     Furniture and equipment ................................  3-10 years

Mortgage Servicing Rights
--------------------------------------------------------------------------------
FLAG's mortgage banking division accounts for mortgage servicing rights as a separate asset regardless of whether the servicing rights are acquired through purchase or origination. FLAG's mortgage servicing rights represent the unamortized cost of purchased and originated contractual rights to service mortgages for others in exchange for a servicing fee and ancillary loan administration income. Mortgage servicing rights are amortized over the period of estimated net servicing income and are periodically adjusted for actual and anticipated prepayments of the underlying mortgage loans. Impairment analysis is performed quarterly after stratifying the rights by interest rate. Impairment, defined as the excess of the asset's carrying value over its current fair value, is recognized through a valuation allowance. At December 31, 1997 and 1996, no valuation allowances were required for FLAG's mortgage servicing rights.

FLAG recognized approximately $418,000 and $451,000 in servicing assets during 1997 and 1996, respectively, and recognized amortization expense relating to servicing assets of approximately $149,000 and $204,000 during 1997 and 1996, respectively. The risk characteristics that FLAG uses to stratify recognized servicing assets for purposes of measuring impairment include the interest rate and term of the underlying loans serviced.

Core Deposit Intangible
--------------------------------------------------------------------------------
During 1997, Citizens entered into a Purchase and Assumption agreement with Wachovia Bank of Georgia, N.A. to acquire certain loans, deposits and other liabilities of a branch in Montezuma, Georgia and a former branch in Oglethorpe, Georgia ("branch acquisition") for a net purchase price approximating $1,956,000. The purchased core deposit intangible and the associated expenses have been capitalized and are being amortized using the straight-line method over the 15 year estimated average life of the deposit base acquired and is included as a component of other assets. Amortization expense approximated $58,000 for the year ended December 31, 1997.

Income Taxes
--------------------------------------------------------------------------------
Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

                           FLAG FINANCIAL CORPORATION

   Summary of Significant Accounting Policies, continued

Income Taxes, continued
In the event the future tax consequences of differences between the financial reporting bases and the tax bases of FLAG's assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

A deferred tax liability is not recognized for portions of the allowance for loan losses for income tax purposes in excess of the financial statement balance, as described in Note 7. Such a deferred tax liability will only be recognized when it becomes apparent that those temporary differences will reverse in the foreseeable future.

Net Earnings Per Common Share
--------------------------------------------------------------------------------
SFAS No. 128 "Earnings Per Share" became effective for FLAG for the year ended December 31, 1997. This new standard specifies the computation, presentation and disclosure requirements for earnings per share and is designed to simplify previous earnings per share standards and to make domestic and international practices more compatible. Basic earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. All earnings per common share amounts have been restated to conform to the provisions of SFAS No. 128.

SFAS No. 128 requires the presentation of earnings per common share on the face of the statement of operations with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities, and warrants. Additionally, the new statement requires the reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the years ended December 31, 1997, 1996, and 1995 as follows:

For the Year EndedDecember 31, 1997         Net Earnings  Common Share Per Share
                                            (Numerator)   (Denominator)  Amount

Basic earnings per share ....................  3,748,698    5,166,857      .73
Effect of dilutive securities - stock options      -           29,364     (.01)
                                              --------------------------------
Diluted earnings per share .................. $3,748,698    5,196,221      .72
                                               =========    =========      ===

For the Year EndedDecember 31, 1996         Net Earnings  Common Share Per Share
                                             (Numerator)  (Denominator)  Amount

Basic earnings per share ....................  1,286,248    5,124,474     .25
Effect of dilutive securities - stock options        -         12,149       -
                                               --------------------------------
Diluted earnings per share ..................  1,286,248    5,136,623     .25
                                               =========    =========     ===

For the Year Ended December 31, 1995         Net Earnings Common Share Per Share
                                              (Numerator) (Denominator) Amount
Basic earnings per share ....................  $3,471,634   5,095,568     .68
Effect of dilutive securities - stock options        -        107,660    (.01)
                                               ---------------------------------
Diluted earnings per share ..................  $3,471,634   5,203,227     .67
                                                =========   =========     ===

                           FLAG FINANCIAL CORPORATION

   Summary of Significant Accounting Policies, continued

Recent Accounting PronouncementsIn June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 specifies the presentation and disclosure of operating segment information reported in the annual report and interim reports issued to stockholders. The provisions of both statements are effective for fiscal years beginning after December 15, 1997. FLAG believes that the adoption of these statements will not have a material impact on FLAG's financial position, results of operations, or liquidity.

2.  Business Combinations

Effective March 30, 1998, FLAG acquired, for approximately 1.5 million shares of its common stock, all of the outstanding stock of Middle Georgia Bankshares, Inc., the holding company of the $129 million Citizens Bank, located in Vienna, Georgia. Effective May 8, 1998, FLAG acquired, for approximately 597,000 shares of its common stock all of the outstanding stock of Three Rivers Bancshares, Inc., the holding company of the $35 million Bank of Milan, located in Milan, Georgia. These acquisitions were accounted for as poolings of interests and accordingly, the consolidated financial statements for all periods presented have been restated to include the financial position and results of operations as if the combination had occurred on January 1, 1995.

The following is a reconciliation of the amounts of net interest income and net earnings previously reported with the restated amounts:

                                             1997        1996        1995
                                      -------------------------------------
Net interest income:
     FLAG, as previously reported ..  $   8,542,364   8,721,592   8,241,116
     Citizens ......................      5,623,192   4,667,851   4,529,064
     Milan .........................      1,831,118   1,367,223   1,162,964
                                         ----------------------------------

     As restated ...................  $  15,996,674  14,756,666  13,933,144
                                         ==========  ==========  ==========

Net earnings (loss):
     FLAG, as previously reported ..  $   2,033,114    (177,626)  2,026,007
     Citizens ......................      1,053,118   1,065,064   1,114,387
     Milan .........................        662,446     398,810     331,240
                                         ----------------------------------

     As restated ...................  $   3,748,698   1,286,248   3,471,634
                                          =========   =========   =========

                           FLAG FINANCIAL CORPORATION

3.         Investment Securities

Investment securities at December 31, 1997 and 1996 are summarized as follows:



                                            December 31, 1997
--------------------------------------------------------------------------------
                                               Gross        Gross     Estimated
                                Amortized    Unrealized   Unrealized     Fair
Securities Available-for-Sale     Cost         Gains        Losses      Value

U.S. Treasuries and
    agencies ...............   $16,732,501     94,820        2,532    16,824,789
State, county and municipals     6,318,621    121,973       35,859     6,404,735
Corporate debt securities ..       989,300     10,700         --       1,000,000
Equity securities ..........     1,637,584    125,370        1,817     1,761,137
Mortgage-backed securities .    29,782,954    214,379      176,613    29,820,720
Collateralized mortgage
    obligations ............    16,226,434     11,031      383,633    15,853,832
                                ----------     ------      -------    ----------
                               $71,687,394    578,273      600,454    71,665,213
                               ===========    =======      =======    ==========


                                              December 31, 1997
--------------------------------------------------------------------------------
                                                Gross        Gross     Estimated
                                 Amortized    Unrealized   Unrealized    Fair
Securities Held-to-Maturity        Cost        Gains         Losses      Value

State, county and municipals   $  350,136        9,950         --        360,086
Mortgage-backed securities .      103,140        1,160         --        104,300
Collateralized mortgage
    obligations ............    2,504,695        2,037       41,889    2,464,843
                                ---------        -----       ------    ---------
                               $2,957,971       13,147       41,889    2,929,229
                               ==========       ======       ======    =========


                                                    December 31, 1996
--------------------------------------------------------------------------------
                                             Gross        Gross       Estimated
                                Amortized  Unrealized   Unrealized     Fair
Securities Available-for-Sale     Cost       Gains        Losses       Value
U.S. Treasuries and
   agencies ................   $15,930,393     20,885      76,881   15,874,397
State, county and municipals     4,085,310     75,208      13,631    4,146,887
Corporate debt securities ..       980,790      9,100        --        989,890
Equity securities ..........     2,254,878      5,891       7,583    2,253,186
Mortgage-backed securities .    23,591,986    139,129     238,150   23,492,965
Collateralized mortgage
   obligations .............    17,132,514     17,921     445,807   16,704,628
                               -----------  ---------  ----------  -----------

                               $63,975,871    268,134     782,052   63,461,953
                               ===========  =========  ==========  ===========

                           FLAG FINANCIAL CORPORATION

3.          Investment Securities, continued


                                              December 31, 1996
--------------------------------------------------------------------------------
                                                  Gross       Gross    Estimated
                                    Amortized   Unrealized  Unrealized   Fair
Securities Held-to-Maturity            Cost       Gains       Losses     Value

State, county and municipals ..... $   514,744    13,214        -        527,958
Mortgage-backed securities .......     117,547     1,396        -        118,943
Collaterlized mortgage
   obligations ...................   3,092,149     4,099    106,469    2,989,779
                                     -------------------------------------------

                                   $ 3,724,440    18,709    106,469    3,636,680
                                     =========    ======    =======    =========

The amortized cost and estimated fair value of securities available for sale and securities held to maturity at December 31, 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                         Securities              Securities
                                     Available-for-Sale       Held-to-Maturity
                                   Amortized   Estimated   Amortized   Estimated
                                     Cost      Fair Value     Cost    Fair Value
U.S. Treasuries and agencies and
 State, county and municipals:
   Within 1 year .................$ 3,445,247   3,449,288      49,708     51,154
   1 to 5 years ..................  6,914,084   6,962,123     224,944    230,403
   5 to 10 years ................. 10,302,166  10,355,504      50,575     52,403
   After 10 years ................  2,389,625   2,462,609      24,909     26,126
                                    ---------   ---------      ------     ------

                                   23,051,122  23,229,524     350,136    360,086

Equity securities ................  1,637,584   1,761,137      -            -
Corporate debt securities ........    989,300   1,000,000      -            -
Mortgage-backed securities ....... 29,782,954  29,820,720     103,140    104,300
Collateralized mortgage
    obligations .................. 16,226,434  15,853,832   2,504,695  2,464,843
                                   ----------  ----------  ----------  ---------

                                  $71,687,394  71,665,213   2,957,971  2,929,229
                                   ==========  ==========   =========  =========


There were no sales of securities held-to-maturity during 1997, 1996, and 1995. Proceeds from sales of securities available-for-sale during 1997, 1996, and 1995 totaled approximately $50,693,000, $32,263,000, and $33,854,000, respectively.
Gross gains of approximately $185,000, $263,000, and $308,000 and gross losses of approximately $14,000, $31,000, and $46,000 were realized on those sales for the years ended December 31, 1997, 1996, and 1995, respectively.

Securities and interest-bearing deposits with a carrying value of approximately $43,578,000 and $45,988,000 at December 31, 1997 and 1996, respectively, were pledged to secure advances from FHLB, U.S. Government deposits, and other public deposits.

                           FLAG FINANCIAL CORPORATION

4.            Loans

Major classifications of loans at December 31, 1997 and 1996 are summarized as follows:

                                                         1997         1996
                                                         ----         ----

Commercial, financial and agricultural .........   $   47,373,360   34,983,271
Real estate - construction ......................      11,767,846   10,538,752
Real estate - mortgage ..........................     198,565,814  170,614,612
Installment loans to individuals ................      15,854,704   22,087,539
Lease financings ................................       9,303,764    7,571,427
                                                        ---------    ---------

     Gross loans ................................     282,865,488  245,795,601

Less:
  Deferred loan costs (fees) - net ..............         236,092     (374,198)
  Allowance for loan losses .....................      (3,815,901)  (5,768,036)
                                                       ----------   ----------

                                                    $ 279,285,679  239,653,367
                                                    =============  ===========

The Banks concentrate their lending activities in the origination of permanent residential mortgage loans, commercial mortgage loans, agricultural loans, commercial business loans, and consumer installment loans. The majority of the Banks' real estate loans are secured by real property located in Troup, Dooly, Macon, Dodge, Telfair and surrounding counties in Georgia.

FLAG has recognized impaired loans of approximately $10,579,000 and $15,495,000 at December 31, 1997 and 1996, respectively, with a total allowance for loan losses related to these loans of $1,358,000 and $4,159,000, respectively. Interest income on impaired loans of approximately $117,000 and $148,000 was recognized for cash payments received in 1997 and 1996, respectively.

Activity in the allowance for loan losses is summarized as follows for the years ended December 31, 1997, 1996, and 1995:

                                          1997           1996            1995
                                          ----           ----            ----

Balance at beginning of year ......   $ 5,768,036      2,592,080      2,411,662
Provisions charged to operations ..       765,000      3,743,529        774,500
Loans charged-off .................    (2,916,157)      (628,456)      (646,749)
Recoveries on loans previously
     charged-off ..................       199,022         60,883         52,667
                                      -----------    -----------    -----------

Balance at end of year ............   $ 3,815,901      5,768,036      2,592,080
                                      ===========    ===========    ===========


Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. Unpaid principal balances of these loans at December 31, 1997 and 1996 approximate $166,823,000 and $247,963,000, respectively. Custodial escrow balances maintained in connection with loan servicing, and included in demand deposits, were approximately $618,000 and $710,000 at December 31, 1997 and 1996, respectively.

Mortgage  loans  secured  by  1-4  family  residences  totalling   approximately
$71,523,000 were pledged as collateral for outstanding FHLB advances as of December 31, 1997.

                           FLAG FINANCIAL CORPORATION

5.            Premises and Equipment

Premises and equipment at December 31, 1997 and 1996 are summarized as follows:

                                                       1997              1996
                                                    ----------------------------
Land and land improvements .................       $ 1,498,806         1,379,570
Buildings and improvements .................         7,904,767         7,324,271
Furniture and equipment ....................         9,906,584         7,674,472
                                                                     -----------

                                                    19,310,157        16,378,313

Less accumulated depreciation ..............         7,961,314         6,850,752
                                                                     -----------

                                                   $11,348,843         9,527,561
                                                   ===========       ===========


Depreciation expense approximated $1,320,000, $1,139,000, and $891,000 at December 31, 1997, 1996, and 1995, respectively

6.            Time Deposits

At December 31, 1997, contractual maturities of time deposits are summarized as follows:

     Year ending December 31,
--------------------------------------------------------------------------------
          1998                        $     160,906,809
          1999                               19,126,468
          2000                                9,462,305
          2001                                5,089,325
          2002 and thereafter                 7,202,538
          ----                                ---------
                                      $     201,787,445
                                      =================

7.            FHLB Advances

FHLB advances are collateralized by FHLB stock, certain investment securities, and first mortgage loans. Advances from the FHLB outstanding at December 31, 1997, mature and bear fixed and variable interest rates as follows:


                    Year              Amount   Interest Rate
                    ----------   -----------   -------------
                          1998   $25,700,000   5.74% - 5.87%
                          2000     5,000,000           5.59%
                          2002     7,000,000           5.53%
                    Thereafter     5,937,494   5.23% - 6.75%
                                               -------------

                                 $43,637,494   5.23% - 6.75%
                                 ===========   =============

                           FLAG FINANCIAL CORPORATION

8.            Income Taxes

The following is an analysis of the components of income tax expense (benefit) for the years ended December 31, 1997, 1996, and 1995:

                                    1997         1996          1995
                               ----------------------------------------
         Current ............   $  800,588    1,384,083     1,822,564
         Deferred ...........      993,957   (1,037,538)     (115,896)
                                                           ----------

              Total provision   $1,794,545      346,545     1,706,668
                                ==========   ==========    ==========

The differences between income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate to earnings before taxes for the years ended December 31, 1997, 1996, and 1995 are as follows:

                                          1997            1996             1995
                                    --------------------------------------------

Pretax income at statutory rate ...   $ 1,884,701        555,150      1,760,623
 Add (deduct):
   Tax-exempt interest income .....      (116,667)      (104,743)      (105,598)
   State income taxes, net of
     federal effect ...............       164,353        (34,123)       129,403
   Increase in cash surrender value
     of life insurance ............       (76,432)       (16,304)       (17,000)
   Other ..........................       (61,410)       (53,435)       (60,760)
                                          -------        -------        -------

                                      $ 1,794,545        346,545      1,706,668
                                      ===========    ===========    ===========

The following summarizes the net deferred tax asset. The deferred tax asset is included as a component of other assets at December 31, 1997 and 1996.

                                                     1997       1996
                                                   ----------------------
        Deferred tax assets:
          Allowance for loan losses .........   $  939,085    2,047,499
          Allowance for other
            real estate owned ...............       21,208       41,818
          Net deferred loan fees ............         --         82,959
          Net operating loss carryforwards
            and credits .....................      397,021         --
          Unrealized loss on securities
            available-for-sale ..............       13,694      195,796
             Other ..........................       30,657       32,357
                                                             ----------

              Total gross deferred tax assets    1,401,665    2,400,429
                                                             ----------

        Deferred tax liabilities:
          Premises and equipment ............      361,564      341,109
          Net deferred loan fees ............      151,375         --
          Other .............................      189,250      183,885
                                                             ----------

             Total gross deferred tax
                liabilities .................      702,189      524,994
                                                ----------   ----------

              Net deferred tax asset ........   $  699,476    1,875,435
                                                ==========   ==========

                           FLAG FINANCIAL CORPORATION

8.            Income Taxes, continued

The Internal Revenue Code ("IRC") was amended during 1996 and the IRC section 593 reserve method for loan losses for thrift institutions was repealed. Effective January 1, 1996, FFSB now computes its tax bad debt reserve under the rules of IRC section 585, which applies to commercial banks. In years prior to 1996, FFSB obtained tax bad debt deductions approximating $2 million in excess of its financial statement allowance for loan losses for which no provision for federal income tax was made. These amounts were then subject to federal income tax in future years pursuant to the prior IRC section 593 provisions if used for purposes other than to absorb bad debt losses. Effective January 1, 1996, approximately $2 million of the excess reserve is subject to recapture only if FFSB ceases to qualify as a bank pursuant to the provisions of IRC section 585.

9.            Employee and Director Benefit Plans

Defined Contribution Plans
--------------------------------------------------------------------------------
FLAG has an established retirement plan qualified pursuant to Internal Revenue Code section 401(k). The plan allows eligible employees to defer a portion of their income by making contributions into the plan on a pretax basis. The plan provides a matching contribution based on a percentage of the amount contributed by the employee. During the years ended 1997, 1996, and 1995, the Company contributed approximately $59,000, $49,000, and $48,000, respectively, to this plan. Citizens also sponsors a 401(k) plan with similar terms. Citizens contributed approximately $24,000, $19,000 and $21,000 in 1997, 1996 and 1995,
respectively, to the plan.

FLAG has established a profit-sharing plan for which substantially all employees are eligible. The Board of Directors makes discretionary contributions up to 15% of eligible compensation. The plan allows participants to direct up to 75% of their account balance and/or contributions to be invested in the common stock of FLAG. The trustee of the plan is required to purchase the FLAG stock at market value and may not acquire more than 25% of the issued and outstanding shares. During the years ended December 31, 1997, 1996, and 1995, FLAG recognized $196,000, $185,000, and $182,000, respectively, in expense related to its obligations under the plan.

Directors' Retirement Plan
--------------------------------------------------------------------------------
During 1995, FLAG initiated a defined contribution postretirement benefit plan to provide retirement benefits to its Board of Directors and to provide death benefits for their designated beneficiaries. Under this plan, FLAG purchased split-dollar whole life insurance contracts on the lives of each Director. The increase in cash surrender value of the contracts, less FFSB's cost of funds, constitutes FLAG's contribution to the plan each year. In the event the insurance contracts fail to produce positive returns, FLAG has no obligation to contribute to the plan. At December 31, 1997 and 1996, the cash surrender value of the insurance contracts was approximately $2,114,000 and $1,911,000. Expenses incurred for benefits were approximately $4,000 and $43,000 during 1997 and 1996, respectively. Citizens sponsors a similar plan covering its Board of Directors. At December 31, 1997 and 1996, the cash surrender value of Citizens' insurance contracts was approximately $1,358,000 and $1,283,000, respectively, and expenses incurred for benefits were approximately $13,000 and $11,000 during 1997 and 1996, respectively.

Defined Benefit Plan
--------------------------------------------------------------------------------
FLAG has a trusteed defined benefit pension plan which covers substantially all employees. The benefits are based on years of service and the employee's compensation during the last five years of employment. FLAG's policy is to fund pension cost as actuarially determined on an annual basis. The plan is subject to the Employee Retirement Income Security Act of 1974 (ERISA). FLAG's 1997 and 1996 contribution exceeded the minimum funding requirements of ERISA.
Assets of the plan are invested primarily in a common trust fund.

                           FLAG FINANCIAL CORPORATION

9.           Employee and Director Benefit Plans, continued

Defined Benefit Plan, continued
--------------------------------------------------------------------------------
The following is a reconciliation of the funded status of the plan using the latest actuarial information applicable for each plan year:

                                                    1997          1996
                                                    ----         ------
Accumulated benefit obligation
  including vested benefits
  of $1,050,965 and $850,898 ................   $ 1,062,575        872,174
                                                ===========        =======

Projected benefit obligation for
  services rendered to date .................     1,635,798      1,342,926

Plan assets at fair value ...................     1,379,263      1,224,542
                                                  ---------      ---------

Projected benefit obligation in
  excess of plan assets .....................      (256,535)      (118,384)
Unrecognized transition obligation ..........        15,755         17,888
Unrecognized prior service cost .............       141,472        151,530
Unrecognized net loss .......................        (6,457)      (139,286)
                                                     ------       --------

    Accrued pension liability ...............   $  (105,765)       (88,252)
                                                ===========        =======

Net pension expense is summarized as follows:
                                             1997          1996          1995
                                          ---------     ---------     ---------

Service cost - benefits earned .......    $  93,676        71,238        84,835
Interest cost on projected
  benefit obligation .................      116,072        95,648        98,476
Actual return on plan assets .........      (99,024)      (85,327)      (68,476)
Net amortization .....................       12,191        12,191        21,401
                                          ---------     ---------     ---------

                                          $ 122,915        93,750       136,236
                                          =========     =========     =========


The assumed rate of return on assets was 8% for 1997, 1996 and 1995, with an assumed discount rate of 8% and an assumed rate of compensation increase of 4.5% in 1997 and 5.5% in 1996 and 1995. Prior service costs are generally amortized over a period of 17 years.

                           FLAG FINANCIAL CORPORATION

9.          Employee and Director Benefit Plans, continued

Stock Option Plan
--------------------------------------------------------------------------------
FLAG has an employee stock incentive plan and a director stock incentive plan. The plans were adopted for the benefit of directors and key officers and employees in order that they may purchase FLAG stock at a price equal to the fair market value on the date of grant. A total of 301,875 shares were reserved for possible issuance under the employee plan and 150,938 shares were reserved under the director plan. The options generally vest over a four-year period and expire after ten years.

SFAS No. 123, "Accounting for Stock-Based Compensation," became effective January 1, 1996. This statement encourages, but does not require, entities to compute the fair value of options at the date of grant and to recognize such costs as compensation expense immediately if there is no vesting period or ratably over the vesting period of the options. FLAG has chosen not to adopt the cost recognition principles of this statement. No compensation expense has been recognized in 1997, 1996, or 1995 related to the stock option plans. Had compensation cost been determined based upon the fair value of the options at the grant dates consistent with the method of the new statement, FLAG'S net earnings and net earnings per share would have been reduced to the pro forma amounts indicated below.

                                                          1997           1996
                                                          ----           ----

Net earnings                    As reported ........ $  3,748,698      1,286,248
                                    Pro forma ...... $  3,679,211      1,272,893

Basic earnings per share        As reported ........ $     .73               .25
                                    Pro forma ...... $     .71               .25

Diluted earnings per share      As reported ........ $     .72               .25
                                    Pro forma ...... $     .71               .25


The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1997 and 1996, respectively: dividend yield of 2% and 3%, respectively; volatility of .4269 and .2811, respectively; risk free interest rate of 6% and an expected life of 5 years.

                           FLAG FINANCIAL CORPORATION

A summary of activity in these stock option plans is presented below:

                                1997               1996                1995
                         -------------------------------------------------------

                                 Weighted            Weighted          Weighted
                                  Average             Average           Average
                                  Option              Option            Option
                                  Price               Price             Price
                        Shares  Per Share   Shares   Per Share  Shares Per Share

Outstanding, beginning
  of year .............. 69,000   $ 6.68    240,311   $4.27    286,126  $ 4.16
Granted during
  the year ............. 42,000     7.58      9,000    9.00       -
Cancelled during
  the year ............. (1,875)    7.50          -             (5,625)   3.59
Exercised during
  the year               -                 (180,311    3.59    (40,190)   3.59
                        -------------------------------------------------------
Outstanding, end
  of year               109,125   $ 7.01     69,000   $6.68    240,311  $ 4.27
                        =======     ====     ======    ====    =======    ====

Number of shares
  Exercisable           109,125              69,000            240,311
                        =======              ======            =======

                           FLAG FINANCIAL CORPORATION

9.          Employee and Director Benefit Plans, continued

The weighted average grant-date fair value of options granted in 1997 and 1996 was $1.10 and $1.15, respectively. For these employee and director stock options, options outstanding at December 31, 1997 are exercisable at option prices ranging from $6.33 to $9.00 as presented in the table above. Such options have a weighted average remaining contractual life of approximately 7.5 years as of December 31, 1997.

10.        Stockholders' Equity

Shares of preferred stock may be issued from time to time in one or more series as established by resolution of the Board of Directors of FLAG, up to a maximum of 10,000,000 shares. Each resolution shall include the number of shares issued, preferences, special rights, and limitations as determined by the Board.

On May 18, 1998, FLAG declared a three for two stock split, payable on June 3, 1998 to shareholders of record on May 22, 1998. All per share amounts have been restated to reflect this stock split as if it had occurred on January 1, 1995.

11.        Regulatory Matters

FLAG is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on FLAG's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FLAG and the Banks must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require FLAG to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997 and 1996, that FLAG meets all capital adequacy requirements to which it is subject.

As of December 31, 1997 and 1996, the Banks were categorized as well capitalized or adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Banks' category.

                           FLAG FINANCIAL CORPORATION

11.        Regulatory Matters, continued

The Banks' actual capital amounts and ratios as well as those of FLAG on a consolidated basis are presented below.

                                                                           To Be Well
                                                                         Capitalized Under
                                                     For Capital         Prompt Corrective
                                   Actual              Adequacy              Purposes
                              Amount     Ratio      Amount    Ratio      Amount       Ratio

  As of December 31, 1997:
   Total Capital (to Risk Weighted Assets)
    FLAG consolidated ... $  37,546,000   13.2%   22,760,000  >/=8.0%         N/A       N/A
    FFSB ................ $  22,408,000   13.9%   12,871,000  >/=8.0%  16,089,000  >/=10.0%
    Citizens ............ $   9,326,000    9.4%    7,981,000  >/=8.0%   9,976,000  >/=10.0%
    Milan ............... $   3,077,000   13.8%    1,790,000  >/=8.0%   2,238,000  >/=10.0%

   Tier 1 Capital (to Risk Weighted Assets)
    FLAG consolidated ... $  33,968,000   11.9%   11,380,000  >/=4.0%         N/A       N/A
    FFSB ................ $  20,382,000   12.7%    6,436,000  >/=4.0%   9,653,000   >/=6.0%
    Citizens ............ $   8,053,000    8.1%    3,990,000  >/=4.0%   5,986,000   >/=6.0%
    Milan ............... $   2,798,000   12.5%      895,000  >/=4.0%   1,343,000   >/=6.0%

   Tier 1 Capital (to Average Assets)
    FLAG consolidated ... $  33,968,000    8.4%   16,091,000  >/=4.0%         N/A       N/A
    FFSB ................ $  20,382,000    8.3%    9,883,000  >/=4.0%  12,354,000   >/=5.0%
    Citizens ............ $   8,053,000    6.6%    4,881,000  >/=4.0%   6,101,000   >/=5.0%
    Milan ............... $   2,798,000    8.8%    1,270,000  >/=4.0%   1,587,000   >/=5.0%

As of December 31, 1996:
  Total Capital (to Risk Weighted Assets)
   FLAG consolidated .... $  36,229,000   14.5%   19,981,000  >/=8.0%         N/A       N/A
   FFSB ................. $  21,568,000   14.4%   12,000,000  >/=8.0%  15,000,000  >/=10.0%
   Citizens ............. $   9,875,000   12.4%    6,379,000  >/=8.0%   7,934,000  >/=10.0%
   Milan ................ $   2,524,000   12.7%    1,587,000  >/=8.0%   1,983,000  >/=10.0%

  Tier 1 Capital (to Risk Weighted Assets)
   FLAG consolidated .... $  33,115,000   13.3%    9,990,000  >/=4.0%         N/A       N/A
   FFSB ................. $  19,694,000   13.1%    6,000,000  >/=4.0%   9,000,000   >/=6.0%
   Citizens ............. $   8,876,000   11.1%    3,189,000  >/=4.0%   4,784,000   >/=6.0%
   Milan ................ $   2,283,000   11.5%      793,000  >/=4.0%   1,190,000   >/=6.0%

  Tier 1 Capital (to Average Assets)
   FLAG consolidated .... $  33,115,000    9.4%   13,454,000  >/=4.0%         N/A       N/A
   FFSB ................. $  19,694,000    8.8%    8,907,000  >/=4.0%  11,134,000   >/=5.0%
   Citizens ............. $   8,876,000   10.3%    3,441,000  >/=4.0%   4,302,000   >/=5.0%
   Milan ................ $   2,283,000    8.5%    1,078,000  >/=4.0%   1,348,000   >/=5.0%

Banking regulations limit the amount of dividends the Banks can pay to FLAG without prior regulatory approval. These limitations are a function of excess regulatory capital and net earnings in the year the dividend is declared. In 1998, FFSB can pay dividends totaling approximately $3,160,000 plus net earnings during 1998, Citizens can pay dividends totaling approximately $607,000, and Milan can pay dividends totaling approximately $333,000.

                           FLAG FINANCIAL CORPORATION

12.   Commitments and Contingencies
--------------------------------------------------------------------------------
The Banks lease certain banking facilities under operating lease arrangements expiring through 2000. Approximate future minimum payments required for all operating leases with remaining terms in excess of one year are presented below:

         Year Ending December 31,
     ---------------------------------
          1998       $     77,000
          1999             74,000
          2000             65,000
     ---------------------------------
                     $    216,000
     =================================

Total rent expense was approximately $112,000, $71,000, and $66,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

FLAG has a partially self-insured health care plan for the benefit of eligible employees and their eligible dependents, administered by a third party administrator. Claims in excess of $15,000 per person annually, but less than $1,000,000, are covered by an insurance policy with Guarantee Mutual Life Company. FLAG is responsible for any claims less than $15,000 per person annually.

FLAG is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its cost of funds. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated statements of financial condition. The contract amounts of these instruments reflect the extent of involvement the Banks have in particular classes of financial instruments.

Commitments to originate first mortgage loans and to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management's credit evaluation of the counterparty. The Banks' loans are primarily collateralized by residential and other real properties, automobiles, savings deposits, accounts receivable, inventory, and equipment located in West-Central and Middle Georgia.

Standby letters of credit are written conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. Most letters of credit extend for less than one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

FLAG's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. All standby letters of credit are secured at December 31, 1997 and 1996.

                                                  1997               1996
                                                  ----               ----

Financial instruments whose contract
    amounts represent credit risk:
       Commitments to originate first
          mortgage loans                     $  17,609,000         9,932,000
       Commitments to extend credit          $  36,673,000        23,490,000
       Standby letters of credit             $   1,237,000         1,205,000

                           FLAG FINANCIAL CORPORATION

13. Related Party Transactions
--------------------------------------------------------------------------------
At December 31, 1997, deposits from directors, executive officers, and their related interests aggregated approximately $206,000. These deposits were taken in the normal course of business at market interest rates.

The Banks conduct transactions with directors and executive officers, including companies in which they have beneficial interest, in the normal course of business. It is the policy of the Banks that loan transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time for comparable loans to other persons. The following is a summary of activity for related party loans for 1997.

     Balance at December 31, 1996               $     3,321,000
     New loans                                        3,835,000
     Repayments                                      (1,024,000)
                                                     -----------

     Balance at December 31, 1997               $     6,132,000
                                                      =========


14. Miscellaneous Operating Expenses
--------------------------------------------------------------------------------
Components of other operating expenses in excess of 1% of interest and other income for the years ended December 31, 1997, 1996, and 1995 are as follows:

                                           1997         1996         1995
                                           ----         ----         ----

     Advertising                        $ 371,000      285,000      249,000
     Data processing expense            $ 579,000      598,000      586,000
     Federal deposit insurance premiums $ 199,000    1,670,000      552,000

                           FLAG FINANCIAL CORPORATION

15.   FLAG Financial Corporation (Parent Company Only) Financial Information

                                 Balance Sheets

                           December 31, 1997 and 1996

                                     Assets
                                                       1997           1996
                                                       ----           ----

     Cash                                        $     919,188     1,374,516
     Investment securities available-for-sale        1,042,883       458,885
     Investment in subsidiaies                      33,856,585    31,048,129
     Equipment, net                                    536,282             -
     Other assets                                      837,891       724,928
                                                      --------       -------
                                                 $  37,192,829    33,606,458
                                                    ==========    ==========


                      Liabilities and Stockholders' Equity

     Accounts payable and
       accrued expenses                                422,444       192,340

     Stockholders' equity                           36,770,385    33,414,118
                                                    ----------    ----------
                                                 $  37,192,829    33,606,458
                                                    ==========    ==========

                           FLAG FINANCIAL CORPORATION

                             Statements of Earnings

              For the Years Ended December 31, 1997, 1996 and 1995

                                             1997          1996        1995
                                             ----          ----        ----
      Income:
        Dividend income from Banks     $  1,455,000    1,282,484     2,992,949
        Interest income                       7,357         -              167
        Other                               147,890      136,757       119,937
                                          ---------      -------       -------

          Total income                    1,610,247    1,419,241     3,113,053
                                          ---------    ---------     ---------

       Operating expenses:
        Interest expense                      1,333          347         9,692
        Other                               594,294      428,892       411,133
                                            -------      -------       -------

       Total operating expenses             595,627      429,239       420,825
                                            -------      -------       -------

        Earnings before income tax benefit
        and equity in undistributed
        earnings of Banks                 1,014,620      990,002     2,692,228

       Income tax b                         153,918       97,505        74,295
                                            -------       ------        ------

         Earnings before equity in
          undistributed earnings of Banks 1,168,538    1,087,507     2,766,523

       Equity in undistributed earnings
        of Banks                          2,580,160      198,741       705,111
                                          ---------      -------       -------
           Net earnings               $   3,748,698    1,286,248     3,471,634
                                          =========    =========     =========

                           FLAG FINANCIAL CORPORATION

(14) FLAG Financial  Corporation  (Parent Company Only)  Financial  Information,
                                   continued

                            Statements of Cash Flows

              For the Years Ended December 31, 1997, 1996 and 1995

                                             1997            1996          1995

Cash flows from operating activities:
  Net earnings                           $   3,748,698    1,286,248   3,471,634
  Adjustments to reconcile net
   earnings to net cash
   provided by operating activities:
     Amortization                               26,588       26,587      26,587
     Equity in undistributed earnings
       of Banks                             (2,580,160)    (198,741)   (705,111)
     Change in other assets
       and liabilities                          90,562     (151,474)     73,833
                                                ------      -------     --------

       Net cash provided by
        operating activities                 1,285,688      962,620   2,866,943
                                          ------------      -------    ---------

 Cash flows from investing activities:
   Purchase of securities
     available-for-sale                      (502,665)     (214,752)    (75,750)
   Proceeds from securities                         -        25,000            -
     available for sale
   Purchase of equipment                     (536,282)            -            -
                                            ---------     ---------    ---------

       Net cash used in investing activities
          activities                       (1,038,947)    (189,752)     (75,750)
                                           ----------     ---------    ---------

Cash flows from financing activities:
  Repayment of long-term debt                       -      (80,000)    (480,000)
  Repurchase of common stock                        -            -   (1,633,272)
  Exercise of stock options                         -      630,629      124,398
  Issuance of common stock                          -       44,269       59,486
  Proceeds from sale of treasury
    stock of pooled entity                     54,450            -       20,055
  Purchase of treasury stock
    of pooled entity                                -      (20,933)            -
  Dividends paid                             (756,519)    (704,362)    (669,903)
                                           ----------     --------    ---------

       Net cash used in
        financing activities                 (702,069)    (130,397)  (2,579,236)
                                             ---------    ---------  -----------

Net change in cash                           (455,328)     642,471      211,957

Cash at beginning of year                   1,374,516      732,045      520,088
                                          -----------    ---------     --------

Cash at end of year                      $    919,188    1,374,516      732,045
                                              =======    =========      =======

                           FLAG FINANCIAL CORPORATION

16. Fair Value of Financial Instruments
--------------------------------------------------------------------------------
FLAG is required to disclose fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of FLAG's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of FLAG or its Banks, but rather a good-faith estimate of the increase or decrease in value of financial instruments held by FLAG since purchase, origination, or issuance.

Cash and Cash Equivalents
--------------------------------------------------------------------------------
For cash, due from banks, federal funds sold and interest-bearing deposits with other banks the carrying amount is a reasonable estimate of fair value.

Securities Held-to-Maturity and Securities Available-for-Sale
--------------------------------------------------------------------------------
Fair values for securities held-to-maturity and securities available-for-sale are based on quoted market prices.

Other investments
--------------------------------------------------------------------------------
The carrying value of other investments approximates fair value.

Loans and Mortgage Loans Held for Sale
--------------------------------------------------------------------------------
The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value.

Mortgage Servicing Rights
--------------------------------------------------------------------------------
Fair value of mortgage servicing rights is determined by estimating the present value of the future net servicing income, on a disaggregated basis, using anticipated prepayment assumptions.

Cash Surrender Value of Life Insurance
--------------------------------------------------------------------------------
The carrying value of cash surrender value of life insurance approximates fair value.

Deposits
--------------------------------------------------------------------------------
The fair value of demand deposits, savings accounts, NOW accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Federal Funds Purchased
--------------------------------------------------------------------------------
For federal funds purchased, the carrying amount is a reasonable estimate of fair value.

FHLB Advances
--------------------------------------------------------------------------------
The fair value of the FHLB fixed rate borrowings are estimated using discounted cash flows based on the current incremental borrowing rates for similar types of borrowing arrangements.

Commitments to Originate First Mortgage Loans,
Commitments to Extend Credit, and Standby Letters of Credit
--------------------------------------------------------------------------------
Because commitments to originate first mortgage loans, commitments to extend credit and standby letters of credit are made using variable rates, the contract value is a reasonable estimate of fair value.

                           FLAG FINANCIAL CORPORATION

Fair Value of Financial Instruments, continued

Limitations
--------------------------------------------------------------------------------
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time FLAG's entire holdings of a particular financial instrument. Because no market exists for a significant portion of FLAG's financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include the mortgage banking operation, deferred income taxes, and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

The carrying amount and estimated fair values of FLAG's financial instruments at December 31, 1997 and 1996 are as follows:

                                              1997                      1996
                                              ----                      ----
                                     Carrying     Estimated     Carrying     Estimated
                                      Amount     Fair Value      Amount      Fair Value
                                     ------      ----------      ------      ----------

Assets:
  Cash and cash equivalents ..... $ 19,250,755   19,250,755   14,107,593   14,107,593
   Interest-bearing deposits in
     other banks ................    3,168,353    3,168,353    1,327,108    1,327,108
   Investment securities ........   74,623,184   74,594,442   67,186,393   67,098,633
   Other investments ............    4,756,655    4,756,655    4,018,460    4,018,460
   Mortgage loans held for sale .    3,481,678    3,841,678    1,505,798    1,505,798
   Loans, net ...................  279,285,679  280,794,907  239,653,367  242,002,221
   Mortgage servicing rights ....    1,174,292    1,174,292    1,703,710    1,703,710
   Cash surrender value of life
     insurance ..................    3,864,612    3,864,612    3,544,386    3,544,386

Liabilities:
   Deposits .....................  324,852,043  326,263,733  294,420,453  295,412,619
   Federal funds purchased ......      170,000      170,000    2,210,000    2,210,000
   FHLB advances ................   43,637,494   42,927,033   17,370,833   17,370,833
Unrecognized financial
 instruments:
   Commitments to originate first
     mortgage loans .............   17,609,000   17,609,000    9,932,000    9,932,000
   Commitments to extend credit .   36,673,000   36,673,000   23,490,000   23,490,000
   Standby letters of credit ....    1,237,000    1,237,000    1,205,000    1,205,000

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE
                 ------------------------

         On February 20, 1997, the Company engaged Porter Keadle Moore, LLP as independent accountants to audit the Company's financial statements for the fiscal year ending December 31, 1997, and elected not to renew the engagement of the Company's previous independent accountants, Robinson, Grimes & Company, P.C. No adverse opinions or disclaimers of opinion were given by Robinson, Grimes & Company, P.C. during the fiscal years ended December 31, 1995, and 1996, nor were any of their opinions qualified as to uncertainty, audit scope, or accounting principle, during the time Robinson, Grimes & Company was engaged. There were no disagreements or "reportable events" of any nature between the Company and Robinson, Grimes & Company, P.C during the fiscal years ended December 31, 1995, 1996, and the subsequent interim period through February 20, 1997, as described in Items 304(a) (1) (iv) and (v) of Regulation S-K. The decision was approved by the Company's Audit Committee and Board of Directors.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

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

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------


         Information relating to executive compensation and the sale of stock to certain directors is set forth under the captions "Proposal 1 - Election of Directors - Director Compensation" and "Executive Compensation" in the Proxy Statement referred to above. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

         Information regarding ownership of the Company's common stock as of December 31, 1997, by certain persons is set forth under the captions "Voting - Stock Ownership" and "Proposal 1 - Election of Directors - Information Regarding Nominees and Continuing Directors" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

         Information regarding certain transactions between the Bank and affiliates of the Company and the Bank is set forth under the caption "Executive Compensation - Loans to Management" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
          ------------------------------------------------------

(a)(1) and (2) The lists called for by this portion of Item 14 are submitted as a separate part of this report.

(a)(3) Exhibit List


Exhibit No.                        Description
-----------                        -----------

       2.1 Agreement and Plan of Merger, dated July 30, 1998, by and between the Company and Empire Banking Corp. (incorporated by reference herein from Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 10, 1998).

       2.2 Agreement and Plan of Merger, dated July 24, 1998, by and between the Company and The Brown Bank (incorporated by reference herein from Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 12, 1998).

       3.1 (i) Articles of Incorporation of the Company, as amended through October 15, 1993 (Incorporated herein by reference from Exhibit 3.1(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

                  (ii)Bylaws of the Company, as amended through March 30, 1998

       4.1 Instruments Defining the Rights of Security Holders (See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto) 10.1

      10.1 Employment Agreement between J. Daniel Speight, Jr. and the Company dated as of April 1, 1998*

      10.2 Employment Agreement between John S. Holle and the Company dated as of April 1, 1998*

      10.3 Employment Agreement between Ellison C. Rudd and the Company dated as of April 1, 1998*

      10.4 Employment Agreement between Patti S. Davis and the Company dated as of April 1, 1998*

      10.5 Separation Agreement between Charles D. Hinely and the Company dated April 1, 1998*

      10.6 Separation Agreement between J. Preston Martin and the Company dated May 13, 1998*

      10.7        Split Dollar Insurance Agreement between J. Daniel Speight,Jr.
                  and Citizens Bank dated November 2, 1992*

      10.8 Director Indexed Retirement Program for Citizens Bank dated January 13, 1995*

      10.9 Form of Executive Agreement (pursuant to Director Indexed Retirement Program for Citizens Bank) for individuals listed on exhibit cover page*

      10.10 Form of Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement (pursuant to Director Indexed Retirement Program for Citizens Bank) for individuals listed on exhibit cover page*

      10.11 Tax Sharing Agreement dated March 1, 1994, among the Company, the Bank and Piedmont Mortgage Service, Inc. (Incorporated herein by reference from Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                  1993)

      10.12 Director Indexed Fee Continuation Program for First Federal Savings Bank of LaGrange effective February 3, 1995.

      10.13       Form of Director  Agreement  (pursuant to Director Indexed Fee
                  Construction   Program  for  First  Federal  Savings  Bank  of
                  LaGrange) for individuals listed on exhibit cover page*

      10.14 Form of Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement (pursuant to Director Indexed Fee Continuation Program of First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page*

      10.15 Form of Indexed Executive Salary Continuation Plan Agreement by and between First Federal Savings Bank of LaGrange and individuals listed on exhibit cover page*

      10.16 Form of Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement (pursuant to Executive Salary Continuation Plan for First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page*

      10.17 Indexed Executive Salary Continuation Plan Agreement by and between First Federal Savings Bank of LaGrange and William F. Holle, Jr. dated February 3, 1995*

      10.18 FLAG Financial Corporation 1994 Employees Stock Incentive Plan (Incorporated herein by reference from Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)*

      10.19 FLAG Financial Corporation 1994 Directors Stock Incentive Plan (Incorporated herein by reference from Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)*

      11          Statement regarding computation of per share earnings

      13          1997 Annual Report to Shareholders**+

      21          Subsidiaries

      27          Financial Data Schedule


       * The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-K.

       ** Previously filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(b)    Reports on Form 8-K.

       Reports on Form 8-K filed during fourth quarter of 1997

        * Current Report on Form 8-K filed October 28, 1997 regarding the execution of Agreement and Plan of Merger with Middle Georgia Bankshares, Inc.

       Reports on Form 8-K filed since Year End 1997

        * Current Report on Form 8-K filed January 28, 1998 regarding execution of Letter of Intent on January 21, 1998 to merge Three Rivers Bancshares, Inc. with FLAG Financial Corporation

        * Current Report on Form 8-K filed February 18, 1998 regarding execution of Agreement and Plan of Merger with Three Rivers Bancshares, Inc.

        * Current Report on Form 8-K filed April 15, 1998 regarding consummation of merger with Middle Georgia Bankshares, Inc. on March 31, 1998.

        * Current Report on Form 8-K filed May 22, 1998 regarding declaration on May 18, 1998 of a 3-for-2 stock split payable June 3, 1998

        * Current Report on Form 8-K filed May 22, 1998 regarding execution of Letter of Intent on May 14, 1998 to merge The Brown Bank with FLAG Financial Corporation

        *     Current   Report  on  Form  8-K  filed  May  22,  1998   regarding
              consummation of merger with Three Rivers Bancshares, Inc. on May 8, 1998

        * Current Report on Form 8-K filed June 4, 1998 regarding execution of Letter of Intent on May 28, 1998 to merge Heart of Georgia Bancshares, Inc. with FLAG Financial Corporation

        * Current Report on Form 8-K filed June 4, 1998 regarding execution of Letter of Intent on June 1, 1998 to merge Empire Bank Corp. with FLAG Financial Corporation

        * Current Report on Form 8-K filed August 10, 1998 regarding the execution of Agreement and Plan of Merger with Empire Bank Corp.

        * Current Report on Form 8-K filed August 12, 1998 regarding the execution of Agreement and Plan of Merger with The Brown Bank

(c) The Exhibits not incorporated herein by reference are submitted as a separate part of this report.

(d)    Financial Statements Schedules:  None

------------------
+ Portions of the Company's 1997 Annual Report, as indicated in this report, are incorporated herein by reference. Other than as noted herein, the Company's 1997 Annual Report is furnished to the Securities and Exchange Commission solely for its information and is not deemed to be "filed" with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FLAG FINANCIAL CORPORATION
                                            (Registrant)



Date:  August 12, 1998            By:     /s/ J. Daniel Speight, Jr.
                                          ---------------------------
                                          J. Daniel Speight, Jr.
                                          President and Chief Executive Officer

                           FLAG FINANCIAL CORPORATION

                                Index of Exhibits

     The following exhibits are filed as part of or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

     Exhibit No.                        Description
     -----------                        -----------

       2.1 Agreement and Plan of Merger, dated July 30, 1998, by and between the Company and Empire Banking Corp. (incorporated by reference herein from Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 10, 1998.)

       2.2 Agreement and Plan of Merger, dated July 24, 1998, by and between the Company and The Brown Bank (incorporated by reference herein from Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 12, 1998.)

       3.1 (i) Articles of Incorporation of the Company, as amended through October 15, 1993 (Incorporated herein by reference from Exhibit 3.1(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

                  (ii)Bylaws of the Company, as amended through March 30, 1998

       4.1 Instruments Defining the Rights of Security Holders (See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at
                  Exhibit 3.2 hereto)

       10.1 Employment Agreement between J. Daniel Speight, Jr. and the Company dated as of April 1, 1998*

       10.2 Employment Agreement between John S. Holle and the Company dated as of April 1, 1998*

       10.3 Employment Agreement between Ellison C. Rudd and the Company dated as of April 1, 1998*

       10.4 Employment Agreement between Patti S. Davis and the Company dated as of April 1, 1998*

       10.5 Separation Agreement between Charles O. Hinely and the Company dated April 1, 1998*

       10.6 Separation Agreement between J. Preston Martin and the Company dated May 13, 1998*

       10.7 Split Dollar Insurance Agreement between J. Daniel Speight,Jr. and Citizens Bank dated November 2, 1992*

       10.8 Director Indexed Retirement Program for Citizens Bank dated January 13, 1995*

       10.9 Form of Executive Agreement (pursuant to Director Indexed Retirement Program for Citizens Bank) for individuals listed on exhibit cover page*

       10.10 Form of Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement (pursuant to Director Indexed Retirement Program for Citizens Bank) for individuals listed on exhibit cover page*

       10.11 Tax Sharing Agreement dated March 1, 1994, among the Company, the Bank and Piedmont Mortgage Service, Inc. (Incorporated herein by reference from Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                  1993)

       10.12 Director Indexed Fee Continuation Program for First Federal Savings Bank of LaGrange effective February 3, 1995

       10.13      Form of Director  Agreement  (pursuant to Director Indexed Fee
                  Construction   Program  for  First  Federal  Savings  Bank  of
                  LaGrange) for individuals listed on exhibit cover page*

       10.14 Form of Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement (pursuant to Director Indexed Fee Continuation Program of First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page*

       10.15 Form of Indexed Executive Salary Continuation Plan Agreement by and between First Federal Savings Bank of LaGrange and individuals listed on exhibit cover page*

       10.16 Form of Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement (pursuant to Executive Salary Continuation Plan for First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page*

       10.17 Indexed Executive Salary Continuation Plan Agreement by and between First Federal Savings Bank of LaGrange and William F. Holle, Jr. dated February 3, 1995*

       10.18 FLAG Financial Corporation 1994 Employees Stock Incentive Plan (Incorporated herein by reference from Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)*

       10.19 FLAG Financial Corporation 1994 Directors Stock Incentive Plan (Incorporated herein by reference from Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)*

       11         Statement regarding computation of per share earnings

       13         1997 Annual Report to Shareholders**

       21         Subsidiaries

       27         Financial Data Schedule

       * The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-K.

       ** Previously filed with the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997.