Form 10-Q
period 1998-09-30
FLAG FINANCIAL CORP
filed 1998-11-13
CIK 897509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

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

                                    YES XX NO

             Common stock, par value $1 per share: 5,180,932, shares
                       Outstanding as of October 31, 1998

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES

                                Table of Contents

                                                                            Page
PART  I  Financial Information

  Item 1.  Financial Statements

             Consolidated Balance Sheets as of September 30, 1998 and
               December 31, 1997.............................................. 1

             Consolidated Statements of Earnings for the Nine Months and
               Quarter Ended September 30, 1998 and 1997...................... 2

             Consolidated Statements of Comprehensive Income for the
               Nine Months and Quarter Ended September 30, 1998 and 1997...... 3

             Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 1998 and 1997.............................. 4

             Notes to Consolidated Financial Statements....................... 5

  Item 2.  Management's Discussion and Analysis of Financial Condition
               And Results of Operations...................................... 7


PART II  Other Information

  Item 1.  Legal Proceedings................................................. 11

  Item 2.  Changes in Securities............................................. 11

  Item 3.  Defaults Upon Senior Securities................................... 11

  Item 4.  Submission of Matters to a Vote of Security Holders............... 11

  Item 5.  Other Information................................................. 11

  Item 6.  Exhibits and Reports on Form 8-K.................................. 11

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                   September 30,    December 31,
                                                       1998             1997
                                                  -----------------------------
ASSETS                                              (UNAUDITED)

Cash and due from banks..........................   $14,629,422     $13,350,755
Federal funds sold...............................    10,510,000       5,900,000
                                                  -----------------------------
    Total cash and cash equivalents..............    25,139,422      19,250,755
                                                  -----------------------------
Interest-bearing deposits........................    13,067,997       3,168,353
Investment securities held-to-maturity...........     1,551,485       2,957,971
Investment securities available-for-sale.........    64,276,913      71,063,805
Other investments................................     5,748,503       5,358,063
Mortgage loans held for sale.....................     5,118,696       3,481,678
Loans, net.......................................   310,953,360     279,285,679
Premises and equipment, net......................    12,308,657      11,348,843
Mortgage servicing rights .......................     1,546,700       1,174,292
Accrued interest receivable......................     6,180,169       4,713,021
Cash surrender value of life insurance...........     4,033,859       3,864,612
Other assets.....................................     3,721,747       5,618,002
                                                  -----------------------------
               Total assets......................  $453,647,508    $411,285,074
                                                  =============================

LIABILITIES

Non interest-bearing deposits....................  $29,546,528      $32,245,871
Interest-bearing deposits........................  321,726,342      292,606,172
Federal funds purchased..........................      260,000          170,000
Other borrowed funds.............................    2,001,334                -
Advances from Federal Home Loan Bank.............   51,875,000       43,637,494
Accrued interest payable.........................    1,759,446        1,312,319
Other liabilities................................    6,785,467        4,542,310
                                                  -----------------------------
                Total liabilities................  413,954,117      374,514,166
                                                  -----------------------------

STOCKHOLDERS' EQUITY

Preferred stock (10,000,000 shares authorized, none
     issued and outstanding)                             -                -
Common stock ($1 par value, 20,000,000 shares
     authorized, 5,180,932 and 5,171,432 shares
     issued and outstanding......................    5,180,932        5,171,432
Additional paid-in capital.......................    8,856,865        8,794,541
Retained earnings................................   24,123,204       22,813,421
Unrealized gain (loss) on investment securities
      available-for-sale, net of tax.............    1,532,390           (8,486)
                                                  -----------------------------
                  Total stockholders' equity.....   39,693,391       36,770,908
                                                  -----------------------------
                  Total liabilities and
                    stockholders' equity......... $453,647,508     $411,285,074
                                                  =============================


See Accompanying Notes to Consolidated Financial Statements.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
--------------------------------------------------------------------------------

                                                          Three Months Ended          Nine Months Ended
                                                             September 30,               September 30,
                                                           1998         1997          1998         1997
                                                       ----------------------------------------------------
Interest Income                                                             (UNAUDITED)
     Interest and fees on loans.....................    $7,672,819    $6,592,196   $22,710,074  $18,819,936
     Interest on securities.........................     1,058,047     1,169,569     3,570,383    3,187,353
     Interest on Federal funds sold.................       221,252        64,192       243,990      186,844
     Interest on interest-bearing deposits .........        75,699        25,630       177,217      106,830
                                                       -------------------------   ------------------------
           Total interest income....................     9,027,817     7,851,587    26,701,664   22,300,963
                                                       -------------------------   ------------------------
Interest Expense
     Interest on deposits...........................     3,712,398     3,410,259    10,909,549    9,697,263
     Interest on borrowings.........................       865,465       400,215     2,346,327      878,515
                                                       -------------------------   ------------------------
           Total interest expense...................     4,577,863     3,810,474    13,255,876   10,575,778
                                                       -------------------------   ------------------------
           Net interest income before...............
               provision for loan losses............     4,449,954     4,041,113    13,445,788   11,725,185
Provision for Loan Losses...........................       222,000       184,000       666,000      591,000
                                                       -------------------------   ------------------------
           Net interest income after
             provision for loan losses..............     4,227,954     3,857,113    12,779,788   11,134,185
                                                       -------------------------   ------------------------
Other Income
     Fees and service charges........................    1,078,051       904,917     2,903,886    2,706,455
     Gain on sale of investment securities...........       73,104        64,759       221,146      169,658
     Gain on sale of loans...........................      149,138       326,664     1,048,893      743,897
     Gain (loss) on sale of real estate, net.........          350         7,314      (24,568)      (28,703)
     Other income....................................      232,223       322,868     1,101,347      597,022
                                                       -------------------------   ------------------------
           Total other income........................    1,532,866     1,626,522     5,250,704    4,188,329
                                                       -------------------------   ------------------------
Other Expenses
     Salaries and employee benefits.................     2,695,712     1,446,668     7,050,429    4,968,019
     Occupancy .....................................       910,144       890,644     2,458,048    2,123,550
     Other operating................................     2,242,548     1,681,572     5,565,427    3,868,548
                                                       -------------------------   ------------------------
           Total other expenses.....................     5,848,404     4,018,884    15,073,904   10,960,117
                                                       -------------------------   ------------------------
           Earnings (loss) before provision for
              income taxes..........................       (87,584)    1,464,751     2,956,588    4,362,397
     Provision for income taxes.....................      (140,915)      444,637       788,077    1,394,501
                                                       -------------------------   ------------------------
            Net earnings ...........................    $   53,331    $1,020,114    $2,168,511   $2,967,896
                                                       =========================   ========================
     Basic earnings per share.......................         $0.01         $0.20         $0.42        $0.57
     Diluted earnings per share.....................         $0.01         $0.20         $0.42        $0.57


See Accompanying Notes to Consolidated Financial Statements.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
--------------------------------------------------------------------------------

                                                             Three months ended      Nine months ended
                                                                September 30,          September 30,
                                                             1998        1997        1998         1997
                                                          -----------------------------------------------
Net earnings............................................   $  53,331   1,020,114   2,168,511    2,967,896
Other comprehensive income, net of tax:
    Unrealized gains (losses) on investment
      securities available-for-sale:
       Unrealized gains (losses) arising during
          the period, net of tax of $810,818,($10,057),
          $944,408, and $62,260, respectively...........   1,322,913     (16,409)  1,540,876      101,582
        Less:  Reclassification adjustment for gains
                included in net earnings, net of tax of
                $27,780, $24,608, $84,035, and  $64,470
                respectively............................     (45,324)    (40,151)   (137,111)    (105,188)
                                                          -----------------------------------------------
Other comprehensive income.............................    1,277,589     (56,560)  1,403,765       (3,606)
                                                          -----------------------------------------------
Comprehensive income...................................   $1,330,920     963,554   3,572,276    2,964,290
                                                          ===============================================


See Accompanying Notes to Consolidated Financial Statements.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                               September 30,
                                                                         1998                1997
                                                                    -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings ...............................................   $ 2,168,511         $ 2,967,896
     Adjustment to reconcile net earnings to net
        cash provided by operating activities:
             Depreciation, amortization and accretion............     1,584,088           1,190,273
             Provision for loan losses  ..........................      666,000             591,000
             Gain on sale of investment securities
                 available-for-sale .............................      (221,146)           (169,658)
             Gain on sales of loans  ............................    (1,048,893)           (743,897)
             Loss on other real estate,  net  ...................        24,568              28,703
              Change in:
                    Mortgage loans held for sale ................      (588,125)         (1,735,077)
                    Other  ......................................     3,635,008           2,623,985
                                                                     ------------------------------
                       Net cash provided by operating activities      6,220,011           4,753,225
                                                                     ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net change in interest-bearing deposits  ...................    (9,899,644)         (4,544,749)
     Proceeds from sales and maturities of investment securities
         available-for-sale .....................................    47,582,932          53,345,716
     Proceeds from maturities of investment securities
          held-to-maturity ......................................     1,370,966             680,214
     Proceeds from sale of other investments.....................       338,260             643,100
     Purchases of other investments .............................      (711,200)           (992,395)
     Purchases of investment securities available-for-sale  .....   (38,239,489)        (57,565,138)
     Net change in loans ........................................   (32,333,681)        (28,718,283)
     Net increases of premises and equipment ....................    (2,231,670)         (2,901,316)
     Purchases of cash surrender value life insurance ...........      (169,247)           (185,816)
                                                                   --------------------------------
                       Net cash used in investing activities  ...   (34,292,773)        (40,238,667)
                                                                   --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in deposits .....................................    26,420,827          18,513,804
     Increase (decrease) in federal funds purchased .............        90,000             (50,000)
     Proceeds from FHLB advances  ...............................    52,100,000          75,013,881
     Payments of FHLB advances  .................................   (43,862,494)        (60,526,384)
     Proceeds from exercise of stock options.....................        72,938                   -
     Cash paid for fractional shares of acquired entity..........        (1,114)                  -
     Cash dividends paid  .......................................      (858,728)           (497,231)
                                                                   --------------------------------
                      Net cash provided by financing activities..    33,961,429          32,454,070
                                                                   --------------------------------

                      Net change in cash and cash equivalents ...     5,888,667          (3,031,372)
     Cash and cash equivalents at beginning of period ...........    19,250,755          14,107,593
                                                                   --------------------------------

    Cash and cash equivalents at end of period .................. $  25,139,422       $  11,076,221
                                                                   ================================


See Accompanying Notes to Consolidated Financial Statements.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

The accompanying consolidated financial statements have not been audited. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods. The accounting principles followed by FLAG Financial Corporation ("FLAG") and its bank subsidiaries and the methods of applying these principles conform with generally accepted accounting principles and general practices within the banking industry. Certain principles, which significantly affect the determination of financial position, results of operations, and cash flows are summarized below and in FLAG's annual report on Form 10-K/A for the year ended December 31, 1997.

Note 1.  Basis of Presentation

The consolidated financial statements include the accounts of FLAG and its wholly-owned subsidiaries: First Federal Savings Bank of LaGrange ("LaGrange"), Citizens Bank ("Vienna"), and Bank of Milan ("Milan"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain items in prior period's financial statements have been reclassified to conform to the current financial statement presentation.

The consolidated financial information furnished herein represents all adjustments that are, in the opinion of management, necessary to present a fair statement of the results of operations, and financial position for the periods covered herein and are normal and recurring in nature. For further information, refer to the consolidated financial statements and footnotes included in FLAG's annual report on Form 10-K/A for the year ended December 31, 1997.

Note 2.  Business Combinations

On March 30, 1998, FLAG completed its merger with Middle Georgia Bankshares, Inc., the parent company of Vienna. Effective May 8, 1998, FLAG completed its merger with Three Rivers Bancshares, Inc., parent company of Milan. The acquisitions have been accounted for as poolings of interests, and all prior period financial statements of FLAG have been restated to reflect the mergers as if they had occurred at the beginning of the earliest period presented.

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

On May 28, 1998, FLAG announced the execution of a Letter of Intent with Heart of Georgia Bancshares, Inc. ("Heart of Georgia") to combine their two operations by means of a tax-free merger. The Letter of Intent provides, among other things, for the merger of Heart of Georgia with and into FLAG and the exchange of each share of Heart of Georgia common stock for 2.025

FLAG  FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
shares of FLAG common stock. On November 4, 1998, FLAG announced that negotiations with Heart of Georgia had ceased and that the companies would not merge.

On June 1, 1998, FLAG announced the execution of a Letter of Intent with Empire Banking Corp., Inc. ("Empire") in Homerville, Georgia. The operations will be combined by means of a tax free merger. The Letter of Intent provides, among other things, for the merger of Empire with and into FLAG and the exchange of each share of Empire common stock for 42.5 shares of FLAG common stock.

These two pending acquisitions are expected to be accounted for as poolings of interests and are projected to be consummated during the fourth quarter of 1998, pending execution of definitive agreements, final due diligence, regulatory approval, and shareholder approval.

Note 4.  Earnings per share

Net earnings per common share is based on the weighted average number of common shares outstanding during each period. The calculation of basic and diluted earnings per share is as follows:

                                       Three Months Ended         Nine Months Ended
                                          September 30,              September 30,
                                       ----------------------------------------------
                                        1998        1997         1998          1997
                                        ----        ----         ----          ----
Basic earnings per share:
Net earnings........................    53,331    1,020,114    2,168,511     2,967,896
Weighted average common shares
    outstanding..................... 5,176,626    5,171,511    5,173,765     5,171,511
Per share amount....................      0.01         0.20         0.42          0.57

Diluted earnings per share:
Net earnings........................    53,331    1,020,114    2,168,511     2,967,896
Effect of dilutive securities -
   Stock options....................    41,265       21,684       41,265        21,684
Diluted earnings per share..........      0.01         0.20         0.42          0.57

Note 5.  Stock Split

On May 18, 1998, FLAG announced the declaration of a 3-for-2 stock split. The split was payable on June 3, 1998 to shareholders of record on May 22, 1998. All per share amounts have been restated to reflect this stock split as if it had occurred at the beginning of the earliest period presented.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Results of Operations
For the nine months ended September 30, 1998 and 1997

Overview
Net earnings for the nine months ended September 30, 1998, decreased $799,000 compared to the first nine months of 1997. Net earnings for the nine months ended September 30, 1998 included one-time charges totaling approximately $894,000, net of tax. Net earnings per common share, both basic and fully diluted, decreased $0.15 per share for the first nine months of 1998. Net interest income increased 15 percent for the nine months ended September 30, 1998, over the same period of 1997 to approximately $13 million. Non-interest income and expense increased 25 percent and 38 percent, respectively, for the nine months ended September 30, 1998 compared to the same period in 1997.

Net Interest Income
Net interest income for the nine months ended September 30, 1998 increased $1,721,000 compared to the same period in 1997. This increase resulted from a $4,401,000, or 20 percent increase in interest income and a $2,680,000 or 25 percent increase in interest expense. The increase in interest income resulted from an increase in average earning assets of $66 million. The increase in interest expense was due to a $37 million increase in average interest-bearing liabilities.

Non-Interest Income and Expense
Non-interest income for the first nine months of 1998 increased $1,062,000 or 25 percent compared to the same period in 1997. Other income includes a loan fee of approximately $530,000 that FLAG received for its assistance in originating, finding participants and selling an R&D loan in the first quarter of 1998.
Another contributing factor to the increase in 1998 non-interest income was gains related to sales of currently originated residential mortgage loans. These gains increased $305,000 in 1998 due to an increased number of residential loan refinancings.

Non-interest expense increased $4,114,000 or 38 percent in the first nine months of 1998 compared to the same period in 1997. Salaries and employee benefits increased $2,082,000, a 42 percent increase over the first nine months of 1997. The increase was primarily due to additional staffing requirements. Many of the additional positions were sales related, that management believes in the long-term will increase revenues. Management also believes consolidation efficiencies will be realized from its recent completed and pending mergers that will reduce the need for some personnel. Other operating expenses increased $1,697,000 or 44 percent during 1998 compared to the first nine months in 1997. Approximately $637,000 of this increase is due to additional legal and professional fees related to FLAG's recent mergers. FLAG also incurred one-time expenses relating to its data processing and communications conversion of approximately $640,000. These one-time expenses total $1,277,000 or $894,000, net of tax.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Income Taxes
Income tax expense for the first nine months of 1998 was $788,000 in 1998 compared to $1,395,000 in 1997. The effective tax rates for the first nine months ended September 30, 1998 and 1997 were 27 percent and 32 percent, respectively. FLAG's effective tax rate is lower than the statutory Federal tax rate of 34 percent primarily due to interest income on tax-exempt securities.

Provision and Allowance for Possible Loan Losses
The adequacy of the allowance for loan and losses is determined through management's informed judgment concerning the amount of risk inherent in FLAG's loan portfolios. This judgment is based on such factors as the change in levels of non-performing and past due loans, historical loan loss experience, borrowers' financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. The allowance for loan losses at September 30, 1998, was $3.9 million compared to $3.8 million at December 31, 1997. The allowance for loan losses at September 30, 1998, was 1.25 percent of outstanding loans compared to 1.35 percent at December 31, 1997. It is management's belief that the allowance for loan losses is adequate to absorb possible loss in the loan portfolio.

Non-Performing Assets and Past Due Loans
Non-performing assets, comprised of real estate owned, non-accrual loans and loans for which payments are more than 90 days past due, totaled $7.3 million at September 30, 1998, compared to $5.6 million at December 31, 1997. Non-performing assets as a percentage of total loans and real estate owned at September 30, 1998, and December 31, 1997, were 2.35 percent and 1.97 percent, respectively.

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

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Financial Condition

Overview
Total assets were $453.6 million at September 30, 1998, an increase of $42.4 million or 10.3 percent from December 31, 1997.

Assets and Funding
At September 30, 1998, earning assets totaled $411.2 million, an increase of more than $40.0 million from December 31, 1997. The mix of interest earning assets remained relatively the same in the first nine months of 1998. Loans increased from 75 percent of earning assets at December 31, 1997, to 76 percent of earning assets at September 30, 1998. Investment securities decreased to 17 percent of earning assets at September 30, 1998 from 21 percent at December 31, 1997.

At  September  30,  1998,  interest-bearing  deposits  increased  $29.1  million compared to December 31, 1997. Noninterest-bearing deposits decreased $2.7 million in the first nine months of 1998 and totaled $29.5 million at September 30, 1998. Federal Home Loan Bank advances increased $8.2 million in the first nine months of 1998 and totaled $51.9 million at September 30, 1998. At September 30, 1998, deposits represented 86 percent of FLAG's interest-bearing liabilities and Federal Home Bank advances represented 14 percent.

Liquidity and Capital Resources
Net cash provided by operating activities totaled $6,220,000 for the nine months ended September 30, 1998. Net cash used in investing activities totaling $34,293,000 consisted of $49,292,000 of proceeds from sale and maturities of investment securities, offset by cash flows of $38,239,000 in investment securities purchases, a $9,900,000 increase in interest-bearing deposits, a $32,334,000 net increase in loans outstanding, additions to bank premises and equipment of $2,232,000, and a net $169,000 increase in cash surrender value of life insurance. Net cash provided by financing activities consisted largely of $26,421,000 increases in deposits and a net increase in Federal Home Loan Bank advances of $8,238,000.

Total stockholders' equity at September 30, 1998, was 8.75 percent of total assets compared to 8.94 percent at December 31, 1997. The slight decrease is attributed to a $42.4 million increase in total assets since December 31, 1997.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

At September 30, 1998, FLAG and its banks were in compliance with various regulatory capital requirements administered by Federal and state banking agencies. The following is a table representing FLAG's consolidated Tier-1, tangible capital, and risk-based capital.

                                      September 30, 1998
--------------------------------------------------------------------------------
                   Actual              Required             Excess
                   Amount       %       Amount       %       Amount        %
--------------------------------------------------------------------------------
Tier 1 capital    $36,013    11.07%     $13,012    4.00%     $23,001     7.07%
Tier 2 capital     40,079    12.32%       4,880    1.50%     $35,200    10.82%
Leverage ratio     36,013     8.28%      34,780    8.00%     $ 1,223     0.28%

Year 2000

FLAG Financial Corporation and each subsidiary have appointed a Year 2000 committee comprised of outside directors and key senior executives. The committees meet on a regular basis to provide direction and monitor the progress relating to each subsidiary's year 2000 efforts.

FLAG and the subsidiaries' managers and supervisors have identified: (i) hardware and software used in their areas of responsibility impacted by the Year 2000 issue; and (ii) vendors upon whom FLAG and its subsidiaries rely to provide financial information or services which may be impacted by the Year 2000 issue. FLAG and its subsidiaries have conducted a risk assessment for each product, and have categorized the risks associated with each product as "catastrophic," "serious," or "minimal." FLAG and its subsidiaries' overall risk is considered to be serious to minimal. A separate plan and action date has been established for hardware/software considered to be critical to FLAG and its subsidiaries' ongoing operations. FLAG and its subsidiaries have developed a testing plan for the hardware/software and electronic components affected by the year 2000. The next steps in the process will be to test the hardware/software as it becomes Year 2000 compliant and to document these tests accordingly.

FLAG's two largest subsidiaries converted their core applications to the Phoenix International, Ltd., Inc. ("Phoenix") application system in August 1998. The core applications include the general ledger, loans, deposits and receivables/payables. Phoenix has represented that their application system is Year 2000 compliant. FLAG has developed a testing plan for the Phoenix system and will conduct appropriate testing in November 1998. The other subsidiaries are scheduled to convert to the Phoenix system in January 1999.

Payroll processing for FLAG and its subsidiaries is performed by an outside vendor who has represented to FLAG that it is Year 2000 compliant.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

FLAG has incurred approximately $976,000 in converting to the Phoenix system at FLAG and its two largest subsidiaries. FLAG expects to spend an additional $130,000 in converting its other subsidiaries. FLAG would have upgraded its core application systems if the Year 2000 had not been an issue. FLAG has also spent an additional $807,000 in upgrading most of the personal computers at FLAG and its two largest subsidiaries. FLAG expects to spend an additional $50,000 in upgrading the personal computers at its other subsidiaries. It was necessary to upgrade the personal computers so that they would be compatible with the Phoenix system. To date, FLAG has spent $27,000 of an estimated $235,000 to address Year 2000 concerns.

Each subsidiary is monitoring its larger loan customer compliance issues in becoming Year 2000 compliant. For those customers unable and/or unwilling to become Year 2000 compliant, FLAG Credit Administration will evaluate options to minimize FLAG's risks associated with continuing to do business with these customers on a case by case basis.

As is the case with most financial institutions, FLAG is highly automated and many of its systems are date sensitive.

For each mission critical process, available options have been identified with the most reasonable contingency strategy being chosen. A "drop dead" date has been established for each mission critical process and is monitored for potential implementation of the contingency plan. The Year 2000 Committee is responsible for the implementation of the contingency plan. Appropriate staff and resources will be available during key dates within this project, such as December 30, 1999 through January 3, 2000.


                                    PART II.

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None.

Item 5.  Other Information - None.

Item 6.  Exhibits and Reports on Form 8-K

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

On September 30, 1998, FLAG filed a Form 8-K announcing the signing of a Letter of Intent to acquire the Blackshear branch office from First Georgia Bank of Brunswick, Georgia.

On August 19, 1998, FLAG filed a Form 8-K announcing the execution of an Agreement and Plan of Merger with Heart of Georgia Bancshares, Inc., pursuant to which Heart of Georgia Bancshares, Inc. agreed to merge with and into the Registrant.

On July 24, 1998, FLAG filed a Form 8-K announcing the execution of an Agreement and Plan of Merger with The Brown Bank, pursuant to which The Brown Bank agreed to merge with and into Citizens Bank, a wholly-owned subsidiary of the Registrant.

On July 30, 1998, FLAG filed a Form 8-K announcing the execution of an Agreement and Plan of Merger with Empire Bank Corp., pursuant to which Empire Bank Corp. agreed to merge with and into the Registrant.





         Exhibit 27 - Financial Data Schedule (for SEC use only)

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FLAG Financial Corporation

                                          By: /s/Patti S. Davis
                                          Patti S. Davis
                                          (Chief Financial Officer)

                                          Date: November 13, 1998