Form 10-K
period 1998-12-31
FLAG FINANCIAL CORP
filed 1999-04-01
CIK 897509

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

                           Commission File No. 0-24532
                           FLAG FINANCIAL CORPORATION
                           --------------------------
             (Exact name of Registrant as specified in its charter)

                Georgia                                  58-2094179
                -------                                  ----------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

               101 North Greenwood Street, LaGrange, Georgia 30240
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (706) 845-5000
                                 --------------
                          (Registrant's telephone number)

                                 --------------
        Securities registered pursuant to Section 12(b) of the Act: None
               Securities registered pursuant to Section 12(g) of
                     the Act: Common Stock, $1.00 par value
                                 ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---
The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant on March 17, 1999 was approximately $57,003,551. There were 6,561,879 shares of Common Stock outstanding as of March 17, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1998 Annual Report are incorporated by reference in
Part II hereof.

Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders to be held on April 21, 1999, are incorporated by reference in Part III hereof.

                           FLAG FINANCIAL CORPORATION
                           Annual Report on Form 10-K
                   For the Fiscal Year Ended December 31, 1998

                                Table of Contents
                                -----------------
Item                                                                    Page
Number                                                                 Number
------                                                                 ------
                                     Part I
  1.  Business........................................................    3

  2.  Properties.......................................................  15

  3.  Legal Proceedings................................................  17

  4.  Submission of Matters to a Vote of Security Holders..............  17

                                     Part II

  5.  Market for Registrant's Common Stock and Related Shareholder
      Matters.........................................................   18

  6.  Selected Financial Data.........................................   18

  7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations...........................................   18

 7A.  Quantitative and Qualitative Disclosures about Market Risk......   18

  8.  Financial Statements and Supplementary Data ....................   18

  9.  Changes and Disagreements with Accountants on Accounting and
      Financial Disclosure............................................   19

                                    Part III

 10.  Directors and Executive Officers of the Registrant .............   19

 11.  Executive Compensation..........................................   19

 12.  Security Ownership of Certain Beneficial Owners and Management..   19

 13.  Certain Relationships and Related Transactions..................   20

                                     PART IV

 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..  20

          Signatures...................................................  24

          Index of Exhibits ...........................................  26

                                     PART I
                                     ------

ITEM 1.  BUSINESS
         --------

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

     (1)  The effects of future economic conditions;

     (2) Governmental monetary and fiscal policies, as well as legislativ and regulatory changes;

     (3) The risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securitie and interest rate protection agreements, as well as interest rate risks;

     (4) The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, and computer and the Internet; and

     (5) The failure of assumptions underlying the establishment of reserves for possible loan losses and estimations of values of collateral and various financial assets and liabilities.

         All  written or oral  forward-looking  statements  attributable  to the
Company  are  expressly   qualified  in  their  entirety  by  these   cautionary
statements.

The Company
-----------

         FLAG Financial Corporation (the "Company") is a multi-bank holding company headquartered in LaGrange, Georgia and is registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company is the sole shareholder of First Flag Bank, formerly known as First Federal Savings Bank of LaGrange, and Citizens Bank (collectively, the "Banks").
-
         The Company was incorporated under the laws of the State of Georgia on February 9, 1993 at the direction of First Flag Bank for the purpose of becoming the holding company for First Flag Bank (the "Reorganization"). On March 1, 1994, FLAG Interim Corporation, a wholly-owned subsidiary of the Company organized for the purpose of effecting the Reorganization, merged with and into First Flag Bank, and the Company issued shares of its common stock to shareholders of First Flag Bank in exchange for all of the outstanding common stock of First Flag Bank. As a result, shareholders of First Flag Bank became shareholders of the Company, with the same proportional interests in the Company as they previously held in First Flag Bank (excluding the nominal effect on their ownership interest of the exercise of dissenters' rights by certain shareholders of First Flag Bank). Following the Reorganization, First Flag Bank continued its business operations as a federally-chartered stock savings bank under the same name, charter and bylaws. First Flag Bank is in the process of converting from a federal stock savings bank to a Georgia state-chartered bank.

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

         A substantial portion of the Company's growth has been through acquisitions of other financial institutions. As part of its ongoing strategic plan, the Company continually evaluates business combination opportunities and frequently conducts due diligence activities in connection with possible business combinations. As a result, business combination discussions, and in some cases negotiations, frequently take place, and future business combinations involving cash, debt or equity securities can be expected. Any future business combination that the Company might undertake may be material, in terms of assets acquired or liabilities assumed, to the Company's financial condition. Recent business combinations in the banking industry have typically involved the payment of a premium over book and market values. This practice could result in dilution of book value and net income per share for the acquirer. It is the Company's practice to avoid possible dilution except where projections indicate a relatively short payback period.

        The Company completed a merger with Middle Georgia Bankshares, Inc. in March 1998. Through the merger with Middle Georgia, the Company acquired Citizens Bank, Middle Georgia's wholly-owned bank subsidiary. The Company completed a merger with Three Rivers Bancshares, Inc. in May 1998. Three Rivers' wholly-owned subsidiary, Bank of Milan, merged into Citizens Bank effective January 1, 1999. The Company completed a merger with Empire Bank Corp. in December 1998. Empire Bank Corp.'s wholly-owned subsidiary, Empire Banking Company, merged into Citizens Bank effective January 1, 1999. The Company acquired The Brown Bank through the merger of The Brown Bank with Citizens Bank effective December 31, 1998.

         The Company also acquired E.B.C. Financial Services, Inc. through its merger with Empire Bank Corp. E.B.C. Financial Services, Inc. provides various insurance products.

         FLAG also provides investment and appraisal services through divisions known as FLAG Investment Services and FLAG Appraisal Services. These services were previously provided through First Flag Bank. In anticipation of the conversion of First Flag Bank to a state chartered bank, these activities are now provided by FLAG.

         Citizens Bank provides technical services through a division known as FlagTech and insurance services through a division known as Citizens Bank Agency d/b/a Flag Insurance Services.

The Banks
---------

         First Flag Bank. First Flag Bank, formerly known as First Federal Savings Bank of LaGrange, is a federally chartered savings bank headquartered in LaGrange, Troup County, Georgia with five offices in LaGrange, Georgia. First Flag Bank was originally chartered by the State of Georgia in January 1927 under the name "Home Building and Loan Association." First Flag Bank received its federal charter and changed its name to "First Federal Savings and Loan Association of LaGrange" in 1955, and at that time its deposits became insured by the Federal Savings and Loan Insurance Corporation (the "FSLIC"). In December 1986, First Flag Bank converted from a federal mutual savings and loan association to a federal stock savings and loan association by selling 805,000 shares of Common Stock to the public pursuant to a plan of conversion approved by the members of the institution. In June 1989, First Flag Bank converted from a federal stock savings and loan association to a federal stock savings bank and changed its name to "First Federal Savings Bank of LaGrange." In December 1998, First Flag Bank changed its name to "First Flag Bank." First Flag Bank filed an application with the Georgia Department of Banking and Finance ("GDBF") and the OTS to convert its charter from a federal stock savings bank to a state-chartered bank. First Flag Bank had total assets of approximately $260,832,699 at December 31, 1998. As of September 30, 1998, First Flag Bank was the 5th largest of 29 thrift institutions headquartered in Georgia and the largest financial institution headquartered in Troup County. First Flag Bank's wholly-owned subsidiary, Piedmont Mortgage Service, Inc. is currently inactive.

         Citizens Bank. Citizens Bank is a state bank organized under the laws of the State of Georgia with banking offices in the cities of Unadilla, Vienna, Byromville, Montezuma, Cordele, Oglethorpe, Pinehurst, Homerville, Waycross, Milan, McRae, Cobbtown, Reidsville and Metter, Georgia. Citizens Bank was originally chartered in 1931 and became a wholly-owned subsidiary of Middle Georgia in 1989. On March 31, 1998, Middle Georgia merged into the Company, and Citizens Bank became a wholly-owned subsidiary of the Company. At December 31, 1998, Citizens Bank had total assets of approximately $177,077,920.

         Effective December 31, 1998, The Brown Bank, with offices in Cobbtown, Metter and Reidsville, Georgia, merged into Citizens Bank. Effective January 1, 1999, Empire Banking Company, with offices in Homerville and Waycross, Georgia, merged into Citizens Bank. At December 31, 1998, Empire Banking Company had approximately $69,112,755 in total assets. Effective January 1, 1999, Bank of Milan, with offices in Milan and McRae, Georgia, merged into Citizens Bank. At December 31, 1998, Bank of Milan had approximately $41,417,992 in total assets.

         The Brown Bank, Empire Banking Company, and Bank of Milan operate as divisions of Citizens Bank. Citizens Bank registered the names "The Brown Bank," "Empire Banking Company," and "Bank of Milan" as tradenames of Citizens Bank. Citizens Bank is the sole shareholder of CB Financial Group, Inc., which is currently inactive.

         The Banks' businesses consist primarily of attracting deposits from the general public and, with these and other funds, making residential mortgage loans, consumer loans, commercial loans, commercial real estate loans, residential construction loans and securities investments. In addition to deposits, sources of funds for the Banks' loans and other investments include amortization and prepayment of loans, loan origination and commitment fees, sales of loans or participations in loans, fees received for servicing loans sold to others and advances from the Federal Home Loan Bank of Atlanta ("FHLBA"). The Bank's principal sources of income are interest and fees collected on loans, including fees received for originating and selling loans and for servicing loans sold to others, and, to a lesser extent, interest and dividends collected on other investments and service charges on deposit accounts. The Bank's principal expenses are interest paid on deposits, interest paid on FHLBA advances, employee compensation, federal deposit insurance premiums, office expenses and other overhead expenses.

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

         The Company's primary asset is its stock in the Banks. Accordingly, its financial performance is determined primarily by the results of operations of the Banks. For information regarding the consolidated financial condition and results of operations of the Company as of December 31, 1998 and 1997 and for the three years in the period ended December 31, 1998, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company, and the related notes which are incorporated by reference from the Company's 1998 Annual Report to Shareholders. All average balances presented in this report were derived based on monthly averages.

Recent Developments
-------------------

         On February 23, 1999 the Company and First Hogansville Bankshares, Inc. executed a Letter of Intent that provides that First Hogansville will merge into the Company. The Letter of Intent states that the Company will exchange 6.08466 shares of Company common stock for each share of First Hogansville common stock outstanding. The Company expects to issue approximately 575,000 shares to the First Hogansville shareholders. The parties expect the merger to be accounted for as a pooling of interest and expect to consummate the merger in the third quarter of 1999, subject to approval of the First Hogansville shareholders, approval of various regulatory authorities and other customary conditions of closing.

         First Hogansville is a bank holding company located in Hogansville, Georgia. First Hogansville is the sole shareholder of The Citizens Bank also located in Hogansville, Georgia.

         On March 12, 1999 the Company and Thomaston Federal Savings Bank executed a Letter of Intent that provides that Thomaston will merge into a wholly-owned subsidiary of the Company. The Company will form the subsidiary for the purpose of effecting the merger, and Thomaston will be the survivor of the merger. The Letter of Intent states that the Company will exchange 1.7275 shares of Company common stock for each share of Thomaston common stock outstanding. The Company expects to issue approximately 1,125,447 shares to the Thomaston shareholders and 49, 233 shares to the Thomaston optionholders on exercise of their options. The parties expect the merger to be accounted for as a pooling of interest and expect to consummate the Merger in the third quarter of 1999, subject to approval of the Thomaston shareholders, approval of various regulatory authorities and other customary conditions of closing.

         Thomaston is a federal savings bank located in Thomaston, Georgia with mortgage production offices in Columbus and Macon, Georgia and Phenix City and Auburn, Alabama.

         Citizens Bank entered into a Purchase and Assumption Agreement with First Georgia Bank that provides that Citizens Bank will acquire First Georgia Bank's branch office located in Blackshear, Georgia. The branch purchase is subject to regulatory approval.
The parties expect the purchase to be completed during the second quarter of 1999.

         Citizens Bank plans to file an application with the GDBF and the FDIC for approval to open a branch office in Statesboro, Georgia. Upon receiving regulatory approval, Citizens Bank expects to open its Statesboro office during the second quarter of 1999. The office will be known as First Flag Bank - Statesboro. Citizens Bank will register "First Flag Bank - Statesboro" as a tradename.

Employees
---------

         As of December 31, 1998, the Company (including the Banks) had 244 full-time and 41 part-time employees. The employees are not represented by any collective bargaining unit, and the Company considers its relationship with its employees to be good.

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

Supervision and Regulation
--------------------------

         The following discussion sets forth the material elements of the regulatory framework applicable to bank holding companies and their bank and thrift subsidiaries and provides certain specific information related to the Company.

General

         In connection with its acquisition of Middle Georgia, the Company became a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the BHC Act. As such, the Company and its non-bank subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve. In addition, as a savings and loan holding company, the Company is also registered with the OTS and is subject to the regulation, supervision, examination, and reporting requirements of the OTS.

         The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (1) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank; (2) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (3) it may merge or consolidate with any other bank holding company.

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

         In response to the Interstate Banking Act, the Georgia General Assembly adopted the Georgia Interstate Banking Act, which was effective on July 1, 1995. The Georgia Interstate Banking Act provides that (1) interstate acquisitions by institutions located in Georgia will be permitted in states that also allow national interstate acquisitions and (2) interstate acquisitions of institutions located in Georgia will be permitted by institutions in states that allow national interstate acquisitions.

         Additionally, on January 26, 1996, the Georgia General Assembly adopted the Georgia Interstate Branching Act, which permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on a limited basis. As of July 1, 1998, the number of de novo branches that may be established is no longer limited.

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

         At December 31, 1998, under dividend restrictions imposed under federal and state laws, the bank and thrift subsidiaries of the Company, without obtaining governmental approvals, could declare aggregate dividends to the Company of up to approximately $2,000,000.

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

         The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1998, the Company's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 14.0% and 12.3%, respectively.

        In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 1998 was 8.4%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

         The Company's depository institution subsidiaries are subject to risk-based and leverage capital requirements adopted by their applicable federal regulators, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. Such subsidiaries were in compliance with applicable minimum capital requirements as of December 31, 1998. The Company has not been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it or its subsidiary depository institutions.

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

Community Reinvestment

         The Company's subsidiaries are subject to the provisions of the CRA. Under the terms of the CRA, the subsidiaries have a continuing and affirmative obligation consistent with their safe and sound operation to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires each appropriate federal bank regulatory agency, in connection with its examination of a subsidiary depository institution, to assess such institution's record in assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to:
(1) charter a national bank; (2) obtain deposit insurance coverage for a newly chartered institution; (3) establish a new branch office that will accept deposits; (4) relocate an office; or (5) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. All of the Company's subsidiary depository institutions received at least a "satisfactory" CRA rating in their most recent examinations.

                                       10
         In April 1995, the federal banking agencies adopted amendments revising their CRA regulations, with a phase-in schedule applicable to various provisions. Among other things, the amended CRA regulations, implemented on July 1, 1997, substitute for the prior process-based assessment factors a new evaluation system that rates an institution based on its actual performance in meeting community needs. In particular, the system focuses on three tests: (1) a lending test, to evaluate the institution's record of making loans in its service areas; (2) an investment test, to evaluate the institution's record of investing in community development projects; and (3) a service test, to evaluate the institution's delivery of services through its branches, ATM's and other offices. The amended CRA regulations also clarify how an institution's CRA performance will be considered in the application process.

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

         Under the Federal Deposit Insurance Act ("FDIA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with (1) the default of a commonly controlled FDIC-insured depository institution or (2) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The subsidiary depository institutions of the Company are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of these subsidiaries would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the depository institution's banking affiliates, and a potential loss of the Company's investment in such other subsidiary depository institutions.

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

         The capital levels established for each of the categories are as follows:

========================== ================ =================== ============== ===================
                                            Total               Tier 1 Risk-
Capital Category           Tier 1 Capital   Risk-Based Capital  Based Capital  Other
========================== ================ =================== ============== ===================
Well Capitalized           5% or more       10% or more         6% or more     Not subject to a
                                                                               capital directive
========================== ---------------- ------------------- -------------- ===================
Adequately Capitalized     4% or more       8% or more          4% or more              --
========================== ---------------- ------------------- -------------- ===================
Undercapitalized           Less than 4%     less than 8%        less than 4%            --
========================== ---------------- ------------------- -------------- ===================
Significantly              Less than 3%     less than 6%        less than 3%            --
Undercapitalized
========================== ================ =================== ============== ===================
Critically                 2% or less            --                  --                 --
Undercapitalized           tangible equity
========================== ================ =================== ============== ===================

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

         At December 31, 1998, the Company's depository institution subsidiaries had the requisite capital levels to qualify as well capitalized.

FDIC Insurance Assessments

         Pursuant to FDICIA, the FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized;
(2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied.

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

Selected Statistical Information

         Selected statistical information is included in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operation set forth on pages 16 through 24 of the Company's 1998 Annual Report. Such information is incorporated by reference.

ITEM 2.  PROPERTIES
         ----------

The Company and First Flag Bank

         The Company and First Flag Bank operate from a main office which contains approximately 28,400 square feet of usable office space and is located on approximately two acres of land at 101 North Greenwood Street, LaGrange, Georgia. First Flag Bank owns both the building and the land.

         First Flag Bank also operates three full-service branch offices and one drive-through facility in LaGrange, Georgia. One of the full-service branches contains approximately 360 square feet of office space in the Winn-Dixie Marketplace grocery store at 908 Hogansville Road in LaGrange. This office is leased by First Flag Bank. A second full-service branch office is located at 1795 West Point Road at Lee's Crossing in LaGrange. This office contains approximately 2,700 square feet of office space on one acre of land, and both the land and the building are owned by First Flag Bank. The third full-service branch office is located at 1417 LaFayette Parkway in LaGrange. This office contains approximately 2,300 square feet of office space on 1.2 acres of land, and it has three drive through lanes. Both the building and the land are owned by First Flag Bank. The drive-through facility is located at 306 Vernon Street in LaGrange. This facility contains approximately 1,800 square feet of space, and both the building and the land are owned by First Flag Bank.

         First Flag Bank leases approximately 2,760 square feet of office space at 5669 Whitesville Road, Suite A, Columbus, Georgia, where its loan production office is located.

         First Flag Bank leases approximately 600 square feet of office space at 200 Broad Street, Suite D, LaGrange, Georgia.

         First Flag Bank leases approximately 2,500 square feet of office space at 205 North Lewis Street, Suites 2 and 3, LaGrange, Georgia.

Citizens Bank

         Citizens Bank operates four full-service offices in Vienna, Unadilla, Montezuma, and Cordele. It also operates three limited-service offices in Byromville, Oglethorpe, and Pinehurst.

         One of the full-service offices has 10,500 square feet of office space on .85 acres of land that is owned by Citizens Bank and is located at 100 Union Street, Vienna, Georgia. The second full-service office has 15,127 square feet of office space on 1.48 acres of land that is owned by Citizens Bank and is located at 2233 Pine Street, Unadilla, Georgia. The third full-service office has 10,718 square feet of office space on 1.3 acres of land that is owned by Citizens Bank and is located at 102 West Railroad Street, Montezuma, Georgia. The fourth full-service office has 2,000 square feet of office space that is leased by Citizens Bank and is located at 602 East 16th Avenue, Suite G., Cordele, Georgia.

         One of the limited-service offices has 1,750 square feet of office space on .07 acres and is located on Main Street, Byromville, Georgia. The second limited-service office has 2,500 square feet of office space on .6 acres of land and is located at 130 North Sumter Street, Oglethorpe, Georgia. The third limited-service office has 843 square feet of office space on .55 acres and is located on Fullington Avenue, Pinehurst, Georgia. Citizens Bank owns each of these properties.

         Citizens Bank owns three warehouse/meeting facilities located in Vienna, Georgia at the following locations: (1) 2nd Street, Vienna, Georgia with 4,100 square feet of space on .10 acres of land, (2) 3rd Street, Vienna, Georgia, with 2,940 square feet of office space on .09 acres of land, and (3) 3rd Street, Vienna, Georgia, with 1,755 square feet of office space on .05 acres of land.

         Citizens Bank also owns an office parking lot at the corner of Union Street and 2nd Street, Vienna Georgia. The lot is on .42 acres of land. Another lot owned by Citizens Bank is located at Fullington Avenue and Highway 41, Pinehurst, Georgia. Citizens Bank also owns a lot located at the corner of Fullington Avenue and Cyprus Avenue, Pinehurst, Georgia with 370 square feet of a vacant building on .23 acres of land.

Bank of Milan Division of Citizens Bank

         Citizens Bank, through its Bank of Milan division, operates two full-service offices in Milan and McRae, Georgia. Citizens Bank owns the office located at 1 Mt. Zion Street, Milan, Georgia. It has 5,124 square feet of office space on .18 acres of land. Citizens Bank leases the office located at 850 East Oak Street, McRae, Georgia. It has 1,360 square feet of office space.

Empire Banking Company Division of Citizens Bank

         Citizens Bank, through its Empire Banking Company division, operates two full-service offices in Homerville and Waycross, Georgia. Citizens Bank owns two buildings in Homerville located at 115 East Dame Avenue comprising the main office building that has approximately 5,000 square feet of office space and an operations building that has approximately 2,200 square feet of office space. Citizens Bank also owns about 3/4 acres in paved parking lots near the Dame Avenue office. Additionally, Citizens Bank owns a building located at 2110 Memorial Drive, Waycross, Georgia that has 3,500 square feet of office space.

The Brown Bank Division of Citizens Bank

         Citizens Bank, through its Brown Bank division, operates two full-service offices in Metter and Cobbtown, Georgia and a full-service office in Reidsville, Georgia that it leases. The office located at 24-28 North Broad Street, Metter, Georgia has 12,000 square feet of office space, of which 6,000 is used for banking operations and 6,000 is used for rental offices. This office sits on .17 acres of land and has a paved parking lot on .34 acres also on North Broad Street. The office located at 1 Railroad Street in Cobbtown, Georgia has 4,000 square feet of office space and sits on .066 acres of land. The office located at 132 A West Brazell Street, Reidsville, Georgia has 6,000 square feet of office space.

         All of the Company's offices are in good condition and are adequate for the Company's current and foreseeable needs.

         The Company is unaware of any potential environmental liability that it may incur in connection with any properties or other assets owned by it.

         The net book value of the Company's investment in land, premises, furniture, fixtures and equipment totaled approximately $14.9 million at December 31, 1998. The Company owns most of its data processing equipment.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         The Company and the Banks are periodically involved as plaintiff or defendant in various legal actions in the ordinary course of its business.

         First Flag Bank is a named defendant in a suit filed in December 1998 in Superior Court of the State of California for the County of Los Angeles. The plaintiffs leased ATM machines from First Flag Bank and other defendants. Another named defendant arranged the leases and agreed to manage the ATMs and leases on behalf of the plaintiffs. The plaintiffs allege that this defendant has breached his contract with the plaintiffs. First Flag Bank leased the plaintiffs ten ATMs having an original value of approximately $20,000 each. The plaintiffs allege, among other things, that First Flag Bank and the other lessor defendants are liable for fraud, restitution, recission and negligent misrepresentation. The parties currently are exploring settlement. If the parties do not reach a settlement, First Flag Bank intends to vigorously defend the claims.

         First Flag Bank purchased certain warehouse loans of Gulf Properties Financial Services, Inc., a residential mortgage broker. The loans that Gulf Properties sold to First Flag Bank were fraudulent. Gulf Properties filed Chapter 11 bankruptcy on December 30, 1998. First Flag Bank is serving on the creditors' committee, and the bankruptcy is pending. First Flag Bank's exposure as a result of the fraud is approximately $3 million. Several other banks also purchased fraudulent loans from Gulf Properties and the total amount of exposure of all banks is approximately $32 million.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         No matter was submitted by the Company to a vote of its shareholders during the fourth quarter of 1998.


                                     PART II
                                     -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS
         --------------------------------------------------------------------

         Information relating to the market for, holders of and dividends paid on the Company's Common Stock is set forth under the caption "Corporate
Information-Stock Prices and Dividends" on the inside back cover of the Company's 1998 Annual Report. Such information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

         Selected consolidated financial data for the Company and its subsidiaries for each year of the five-year period ended December 31, 1998 is set forth under the caption "Financial Highlights" on page 5 of the 1998 Annual Report. Such financial data is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth on pages 16 through 24 of the Company's 1998 Annual Report. Such information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         The Company's net interest income and the fair value of its financial instruments (interest earning assets and interest bearing liabilities) are influenced by changes in market interest rates. The Company actively manages its exposure to interest rate fluctuations through policies established by its Asset/Liability Management Committee (the "ALCO"). The ALCO meets regularly and is responsible for approving asset/liability management policies, developing and implementing strategies to improve balance sheet positioning and net interest income and assessing the interest rate sensitivity of the Banks.

         The Company utilizes an interest rate simulation model to monitor and evaluate the impact of changing interest rates on net interest income and the market value of its investment portfolio. The ALCO policy limits the maximum percentage changes in net interest income and investment portfolio equity, assuming a simultaneous, instantaneous change in interest rate. These percentage changes are as follows:

     Changes in              Percentage        Percent Change in
   Interest Rates           Change in Net       Market Value of
 (In Basis Points)         Interest Income     Portfolio Equity
 -----------------         ---------------     ----------------

         400                     30%                  40%
         300                     25%                  30%
         200                     20%                  20%
         100                     10%                  10%

 As of December 31, 1998, the Company was in compliance with its ALCO policy.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         The following financial statements are included in the Company's 1998 Annual Report on pages 26 through 52 and are incorporated herein by reference:

         Independent Auditor's Report
         Financial Statements
         Consolidated Balance Sheets dated as of December 31, 1998 and 1997 Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996 Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996 Consolidated Statements of Comprehensive Income Consolidated Statements of Changes in Shareholders Equity Notes to Consolidated Financial Statements

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

         On February 20, 1997, the Company engaged Porter Keadle Moore, LLP as independent accountants to audit the Company's financial statements for the fiscal year ended December 31, 1997, and elected not to renew the engagement of the Company's previous independent accountants, Robinson, Grimes & Company, P.C. No adverse opinions or disclaimers of opinion were given by Robinson, Grimes & Company, P.C. during the fiscal years ended December 31, 1995, and 1996, nor were any of their opinions qualified as to uncertainty, audit scope, or accounting principle, during the time Robinson, Grimes & Company was engaged. There were no disagreements or "reportable events" of any nature between the Company and Robinson, Grimes & Company, P.C. during the fiscal years ended December 31, 1995, 1996, and the subsequent interim period through February 20, 1997, as described in Items 304(a) (1) (iv) and (v) of Regulation S-K. The decision was approved by the Company's Audit Committee and Board of Directors.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         Information relating to the directors and executive officers of the Company is set forth under the captions "Proposal 1 Election of Directors-Nominees" and "Proposal 1 - Election of Directors-Information Regarding Nominees and Continuing Directors" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders to be held on April 21, 1998. Such information is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by directors and executive officers of the Company and the Banks is set forth under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement referred to above. Such information is incorporated herein by reference. To the Company's knowledge, no person was the beneficial owner of more than 10% of the Company's common stock during 1998.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         Information regarding ownership of the Company's common stock as of December 31, 1998, by certain persons is set forth under the captions "Voting - Stock Ownership" and "Proposal 1 - Election of Directors - Information Regarding Nominees and Continuing Directors" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

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

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
         ------------------------------------------------------

(a)(1)   The list of all financial statements is included at Item 8.

(a)(2) The financial statement schedules are either included in the financial statements or are not applicable.

(a)(3)   Exhibit List


Exhibit No.                       Description
-----------                       -----------

     3.1 Articles of Incorporation of the Company, as amended through October 15, 1993 (incorporated by reference from Exhibit 3.1(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

     3.2 Bylaws of the Company, as amended through March 30, 1998 (incorporated by reference from Exhibit 3.1(ii) to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

     3.3 Amendment to Bylaws of the Company (adopted by resolution of Board of Directors on October 19, 1998)

     4.1 Instruments Defining the Rights of Security Holders (See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto)

     10.1 Employment Agreement between J. Daniel Speight, Jr. and the Company dated as of April 1, 1998 (incorporated by reference from Exhibit 10.1 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

     10.2 Employment Agreement between John S. Holle and the Company dated as of April 1, 1998 (incorporated by reference from Exhibit 10.2 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

     10.3 Employment Agreement between Ellison C. Rudd and the Company dated as of April 1, 1998 (incorporated by reference from Exhibit 10.3 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

     10.4 Employment Agreement between Patti S. Davis and the Company dated as of April 1, 1998 (incorporated by reference from Exhibit 10.4 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

     10.5 Separation Agreement between Charles A. Hinely and the Company dated April 1, 1998 (incorporated by reference from Exhibit 10.5 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

     10.6 Separation Agreement between J. Preston Martin and the Company dated May 13, 1998 (incorporated by reference from Exhibit 10.6 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

     10.7 Split Dollar Insurance Agreement between J. Daniel Speight, Jr. and Citizens Bank dated November 2, 1992 (incorporated by reference from
          Exhibit 10.7 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

     10.8 Director Indexed Retirement Program for Citizens Bank dated January 13, 1995 (incorporated by reference from Exhibit 10.8 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

     10.9 Form of Executive Agreement (pursuant to Director Indexed Retirement Program for Citizens Bank) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.9 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

     10.10Form of Flexible  Premium  Life  Insurance  Endorsement  Method  Split
          Dollar Plan Agreement (pursuant to Director Indexed Retirement Program for Citizens Bank) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.10 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

     10.11Director  Indexed Fee  Continuation  Program for First Federal Savings
          Bank of LaGrange effective February 3, 1995 (incorporated by reference from Exhibit 10.12 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

     10.12Form  of  Director   Agreement   (pursuant  to  Director  Indexed  Fee
          Construction Program for First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.13 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

     10.13Form of Flexible  Premium  Life  Insurance  Endorsement  Method  Split
          Dollar Plan Agreement (pursuant to Director Indexed Fee Continuation Program of First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit
          10.14 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

     10.14Form of Indexed Executive Salary Continuation Plan Agreement by and between First Federal Savings Bank of LaGrange and individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

     10.15Form of Flexible  Premium  Life  Insurance  Endorsement  Method  Split
          Dollar Plan Agreement (pursuant to Executive Salary Continuation Plan for First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.16 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

     10.16Indexed  Executive Salary  Continuation  Plan Agreement by and between
          First Federal Savings Bank of LaGrange and William F. Holle, Jr. dated February 3, 1995 (incorporated by reference from Exhibit 10.17 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

     10.17FLAG  Financial   Corporation  1994  Employees  Stock  Incentive  Plan
          (incorporated by reference from Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)*

     10.18FLAG  Financial   Corporation  1994  Directors  Stock  Incentive  Plan
          (incorporated by reference from Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)*

     13   1998 Annual Report to Shareholders+

     21   Subsidiaries

     27   Financial Data Schedule

     99.1 Report of Robinson, Grimes & Company, P.C., dated January 31, 1997

     99.2 Report of Thigpen, Jones, Seaton & Co., P.C., dated January 28, 1998

--------------------

     * The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-K.

     + Portions of the Company's 1998 Annual Report, as indicated in this report, are incorporated herein by reference. Other than as noted herein, the Company's 1998 Annual Report is furnished to the Securities and Exchange Commission solely for its information and is not deemed to be "filed" with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

(b)    Reports on Form 8-K.

       Reports on Form 8-K filed during fourth quarter of 1998

     o A Current Report on Form 8-K filed October 6, 1998 regarding execution of Letter of Intent to purchase branch in Blackshear, Georgia from First Georgia Bank.

     o A Current Report on Form 8-K filed November 16, 1998 regarding execution of Mutual Termination Agreement with Heart of Georgia Bancshares, Inc. to cancel plans to merge.

       Reports on Form 8-K filed since Year End 1998

     o A Current Report on Form 8-K filed January 8, 1999 regarding consummation of merger with Empire Bank Corp. on December 11, 1998.

     o A Current Report on Form 8-K filed January 11, 1999 regarding consummation of merger between Citizens Bank and The Brown Bank on December 31, 1998.

     o A Current Report on Form 8-K filed March 2, 1999 regarding execution of Letter of Intent to merge First Hogansville Bankshares, Inc. with FLAG Financial Corporation.

     o A Current Report on Form 8-K filed March 18, 1999 regarding execution of Letter of Intent to acquire Thomaston Federal Savings Bank.

(c) The Exhibits not incorporated herein by reference are submitted as a separate part of this report.

(d) Financial Statements Schedules: The financial statement schedules are either included in the financial statements or are not applicable.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FLAG FINANCIAL CORPORATION
                                            (Registrant)



Date:  March 24, 1999               By:/s/ J. Daniel Speight, Jr.
                                       -----------------------------------------
                                           J. Daniel Speight, Jr.
                                           President and Chief Executive Officer



                                POWER OF ATTORNEY

       KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. Daniel Speight, Jr. and John S. Holle, and each of them, as true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, as amended, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all which said attorneys-in-fact and agents or either of them, or their or his substitute or substitutes, may lawfully do, or cause to be done by virtue hereof.

       Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 24, 1999


       Signature                           Title
       ---------                           -----

/s/ Dennis D. Allen                       Director
---------------------------
    Dennis D. Allen


s/ Dr. A. Glenn Bailey                    Director
---------------------------
   Dr. A. Glenn Bailey

/s/ Leonard H. Bateman                    Director
---------------------------
    Leonard H. Bateman


/s/ H. Speer Burdette, III                Director
---------------------------
    H. Speer Burdette, III


/s/ Patti S. Davis                        Director, Senior Vice President,
---------------------------               Chief Financial Officer and Assistant
    Patti S. Davis                        Secretary (principal financial and
                                          accounting officer)


/s/ Fred A. Durand, III                   Director
---------------------------
    Fred A. Durand, III


/s/ John S. Holle                         Chairman of the Board and Director
---------------------------
    John S. Holle


/s/ James W. Johnson                      Director
---------------------------
    James W. Johnson


/s/ Kelly R. Linch                        Director
---------------------------
    Kelly R. Linch


/s/ J. Preston Martin                     Director
---------------------------
    J. Preston Martin


/s/ J. Daniel Speight, Jr.               President, Chief Executive Officer and
---------------------------              Director (principal executive officer)
    J. Daniel Speight, Jr.


/s/ John W. Stewart, Jr.                 Director
---------------------------
    John W. Stewart, Jr.


/s/ Robert W. Walters                    Director
---------------------------
    Robert W. Walters

                           FLAG FINANCIAL CORPORATION

                                Index of Exhibits
                                -----------------

     The following exhibits are filed as part of or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

     Exhibit No.                        Description
     -----------                        -----------


     3.1 Articles of Incorporation of the Company, as amended through October 15, 1993 (incorporated by reference from Exhibit 3.1(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

     3.2 Bylaws of the Company, as amended through March 30, 1998 (incorporated by reference from Exhibit 3.1(ii) to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

     3.3 Amendment to Bylaws of the Company (adopted by resolution of Board of Directors on October 19, 1998)

     4.1 Instruments Defining the Rights of Security Holders (See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto)

     10.1 Employment Agreement between J. Daniel Speight, Jr. and the Company dated as of April 1, 1998 (incorporated by reference from Exhibit 10.1 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

     10.2 Employment Agreement between John S. Holle and the Company dated as of April 1, 1998 (incorporated by reference from Exhibit 10.2 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

     10.3 Employment Agreement between Ellison C. Rudd and the Company dated as of April 1, 1998 (incorporated by reference from Exhibit 10.3 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

     10.4 Employment Agreement between Patti S. Davis and the Company dated as of April 1, 1998 (incorporated by reference from Exhibit 10.4 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

     10.5 Separation Agreement between Charles A. Hinely and the Company dated April 1, 1998 (incorporated by reference from Exhibit 10.5 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

     10.6 Separation Agreement between J. Preston Martin and the Company dated May 13, 1998 (incorporated by reference from Exhibit 10.6 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

     10.7 Split Dollar Insurance Agreement between J. Daniel Speight, Jr. and Citizens Bank dated November 2, 1992 (incorporated by reference from
          Exhibit 10.7 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

     10.8 Director Indexed Retirement Program for Citizens Bank dated January 13, 1995 (incorporated by reference from Exhibit 10.8 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*Form of Executive Agreement (pursuant to Director Indexed Retirement Program for Citizens Bank) for individuals listed on exhibit cover

     10.9 page (incorporated by reference from Exhibit 10.9 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

     10.10Form of Flexible  Premium  Life  Insurance  Endorsement  Method  Split
          Dollar Plan Agreement (pursuant to Director Indexed Retirement Program for Citizens Bank) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.10 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

     10.11Director  Indexed Fee  Continuation  Program for First Federal Savings
          Bank of LaGrange effective February 3, 1995 (incorporated by reference from Exhibit 10.12 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

     10.12Form  of  Director   Agreement   (pursuant  to  Director  Indexed  Fee
          Construction Program for First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.13 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

     10.13Form of Flexible  Premium  Life  Insurance  Endorsement  Method  Split
          Dollar Plan Agreement (pursuant to Director Indexed Fee Continuation Program of First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit
          10.14 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

     10.14Form of Indexed Executive Salary Continuation Plan Agreement by and between First Federal Savings Bank of LaGrange and individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

     10.15Form of Flexible  Premium  Life  Insurance  Endorsement  Method  Split
          Dollar Plan Agreement (pursuant to Executive Salary Continuation Plan for First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.16 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

     10.16Indexed  Executive Salary  Continuation  Plan Agreement by and between
          First Federal Savings Bank of LaGrange and William F. Holle, Jr. dated February 3, 1995 (incorporated by reference from Exhibit 10.17 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

     10.17FLAG  Financial   Corporation  1994  Employees  Stock  Incentive  Plan
          (incorporated by reference from Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)*

     10.18FLAG  Financial   Corporation  1994  Directors  Stock  Incentive  Plan
          (incorporated by reference from Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)*

     13   1998 Annual Report to Shareholders+

     22   Subsidiaries

     27   Financial Data Schedule

     99.1 Report of Robinson, Grimes & Company, P.C., dated January 31, 19997

     99.2 Report of Thigpen, Jones, Seaton & Co., P.C., dated January 28, 1998
--------------------

     * The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-K.

     + Portions of the Company's 1998 Annual Report, as indicated in this report, are incorporated herein by reference. Other than as noted herein, the Company's 1998 Annual Report is furnished to the Securities and Exchange Commission solely for its information and is not deemed to be "filed" with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.