Form 10-Q
period 1999-03-31
FLAG FINANCIAL CORP
filed 1999-05-12
CIK 897509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from _____ to ______

                         Commission file number 0-24532

                           FLAG FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Georgia                                   58-2094179
--------------------------------------------------------------------------------
     (State of incorporation)           (I.R.S. Employer Identification No.)

               P.O. Box 3007
             LaGrange, Georgia                           30241
-------------------------------------------------------------------------------
 (Address of principal executive offices)              (Zip Code)
\

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

                                    YES XX NO

             Common stock, par value $1 per share: 6,561,879 shares
                         Outstanding as of May 10, 1999

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES

                                Table of Contents

                                                                           Page
PART  I  Financial Information

  Item 1.  Financial Statements

             Consolidated Balance Sheets at March 31, 1999 and
               December 31, 1998............................................. 3

             Consolidated Statements of Earnings for the Three Months
               Ended March 31, 1999 and 1998................................. 4

             Consolidated Statements of Comprehensive Income for the
               Three Months Ended March 31, 1999 and 1998.................... 5

             Consolidated Statements of Cash Flows for the Three Months
               Ended March 31, 1999 and 1998................................. 6

             Notes to Consolidated Financial Statements...................... 7

  Item 2.  Management's Discussion and Analysis of Financial Condition
               And Results of Operations..................................... 9


PART II  Other Information

  Item 1.  Legal Proceedings................................................ 13

  Item 2.  Changes in Securities............................................ 13

  Item 3.  Defaults Upon Senior Securities.................................. 13

  Item 4.  Submission of Matters to a Vote of Security Holders.............. 13

  Item 5.  Other Information................................................ 13

  Item 6.  Exhibits and Reports on Form 8-K................................. 13

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
-------------------------------------------------------------------------------

                                                     MARCH 31,      DECEMBER 31,
                                                       1999            1998
                                                  ------------------------------
ASSETS                                                    (UNAUDITED)

Cash and cash equivalents.....................   $  19,137,543    $  48,576,090
Interest-bearing deposits.....................       1,039,343        1,695,167
Investment securities held-to-maturity........       4,107,312        4,234,998
Investment securities available-for-sale......      67,528,055       72,291,309
Investment securities trading.................         323,829          -
Other investments.............................       7,267,442        6,382,443
Mortgage loans held for sale..................       2,835,752        5,941,739
Loans, net....................................     395,074,267      377,359,122
Premises and equipment, net...................      14,339,538       14,887,215
Other assets..................................      19,860,688       19,413,502
                                                   -----------      -----------
               Total assets...................   $ 531,513,769    $ 550,781,585
                                                   ===========      ===========

LIABILITIES

Non interest-bearing deposits.................   $  44,954,870    $  55,744,640
Interest-bearing deposits.....................     376,663,530      391,053,685
Other borrowed money..........................       1,080,088          -
Federal funds purchased.......................       3,000,000          -
Advances from Federal Home Loan Bank..........      47,351,642       48,398,478
Other liabilities.............................       9,868,359        7,720,125
                                                  ------------     ------------
                Total liabilities.............     482,918,489      502,916,928
                                                  ------------     ------------

STOCKHOLDERS' EQUITY

Preferred stock (10,000,000 shares
     authorized: none issued and outstanding)      $      -        $       -
Common stock ($1 parv value, 20,000,000 shares
     authorized, 6,561,879 and 6,560,004 shares
     issued and outstanding...................       6,561,879        6,560,004
Additional paid-in capital....................      10,499,506       10,487,618
Retained earnings.............................      29,542,423       28,886,607
Accumulated other comprehensive income........       1,991,472        1,930,428
                                                  ------------     ------------
          Total stockholders' equity..........      48,595,280       47,864,657
                                                  ------------     ------------
          Total liabilities and
            stockholders' equity..............   $ 531,513,769    $ 550,781,585
                                                  ============     =============




See Accompanying Notes to Consolidated Financial Statements

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
--------------------------------------------------------------------------------

                                                      THREE MONTHS ENDED
                                                            MARCH 31,
                                                            ---------
                                                    1999              1998
                                                    ----              ----
Interest Income                                            (UNAUDITED)
     Interest and fees on loans................  $  9,626,474         9,075,373
     Interest on securities....................     1,116,103         1,610,682
     Interest on time deposits and Federal
          funds sold...........................       233,996            66,754
                                                   ----------        ----------
      Total interest income....................    10,976,573        10,752,809
                                                   ----------        ----------
Interest Expense
     Interest on deposits......................     4,451,960         4,556,507
     Other.....................................       667,403           765,143
                                                   ----------        ----------
           Total interest expense..............     5,119,363         5,321,650
                                                   ----------        ----------
           Net interest income before
               provision for loan losses.......     5,857,210         5,431,159
Provision for Loan Losses                             345,000           252,000
                                                   ----------        ----------
           Net interest income after
             provision for loan losses.........     5,512,210         5,179,159
                                                   ----------        ----------
Other Income
     Fees and service charges..................     1,204,945         1,253,152
     Gain on sale of investment securities.....       109,296            74,367
     Unrealized gain on trading securities.....       317,361              -
     Gain on sale of loans.....................       141,606           446,186
     Gain on sale of real estate-net...........        12,500            17,737
     Other income..............................       320,480           696,809
                                                   ----------        ----------
           Total other income..................     2,106,188         2,488,251
                                                   ----------        ----------
Other Expenses
     Salaries and employee benefits............     3,096,037         2,548,713
     Occupancy ................................       710,908         1,044,736
     Other operating...........................     2,283,627         1,940,466
                                                   ----------        ----------
           Total other expenses................     6,090,572         5,533,915
                                                   ----------        ----------
           Earnings before provision for
           income taxes........................     1,527,826         2,133,495
     Provision for income taxes................       477,088           653,833
                                                   ----------        ----------
            Net earnings ......................   $ 1,050,738         1,479,662
                                                   ==========        ==========
     Basic earnings per share..................         $0.16             $0.23
     Diluted earnings per share................         $0.16             $0.23




See Accompanying Notes to Consolidated Financial Statements

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
--------------------------------------------------------------------------------

                                                                                 Three months ended
                                                                                      March 31,
                                                                                   1999         1998
                                                                                ----------   ----------
Net earnings .................................................................. $1,050,738   $1,479,662
Other comprehensive income, net of tax:
    Unrealized gains (losses) on investment securities available-for-sale:
       Unrealized gains (losses) arising during the period, net
          of tax of $ 78,947 and $ 108,538, respectively ......................    128,808      177,089
        Less:  Reclassification adjustment for gains included
                   in net earnings, net of tax of $41,532 and
                   $28,259 respectively                                             67,764       46,108
                                                                                ----------   ----------
Other comprehensive income ....................................................     61,044      130,981
                                                                                ----------   ----------
Comprehensive income .......................................................... $1,111,782   $1,610,643
                                                                                ==========   ==========




See Accompanying Notes to Consolidated Financial Statements

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                            March 31,
                                                                            ---------
                                                                        1999            1998
                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings ..............................................   $  1,050,738    $  1,479,662
     Adjustment to reconcile net earnings to net
        cash provided by operating activities:
             Depreciation, amortization and accretion ..........        617,816         522,743
             Provision for loan losses .........................        345,000         252,000
             Gain on sale of investment securities
                 available-for-sale ............................       (109,296)        (74,367)
             Gain on sales of loans ............................       (141,606)       (446,186)
             Gain on other real estate .........................        (12,500)        (17,737)
              Change in:
                    Mortgage loans held for sale ...............      3,247,593      (1,799,695)
                    Other ......................................      2,503,601       9,664,739
                                                                   ------------    ------------
                       Net cash provided by operating activities      7,501,346       9,581,159
                                                                   ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Net change in interest-bearing deposits ...................        655,824        (496,182)
     Proceeds from sales and maturities of investment securities
         available-for-sale ....................................     11,876,846      21,537,660
     Proceeds from maturities of investment securities
          held-to-maturity .....................................        123,967          56,024
     Proceeds from sale of other investments ...................      1,801,822               0
     Purchases of other investments ............................     (2,686,821)       (323,300)
     Purchases of investment securities available-for-sale .....     (6,920,465)    (22,724,807)
     Net change in loans .......................................    (18,060,145)    (14,993,086)
     Proceeds from sale of premises and equipment ..............         21,520               0
     Purchases of premises and equipment .......................        (40,999)     (1,438,805)
     Purchases of cash surrender value life insurance ..........        (88,114)        (49,894)
                                                                   ------------    -------------
          Net cash provided by (used in) investing activities       (13,316,565)    (18,432,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in deposits ....................................    (25,179,925)      7,435,174
     Change in federal funds purchased .........................      3,000,000        (170,000)
     Proceeds from FHLB advances ...............................              0       5,000,000
     Payments of FHLB advances .................................     (1,046,836)     (4,181,392)
     Proceeds from exercise of stock options ...................         12,553            -
     Cash dividends paid .......................................       (409,120)       (292,020)
                                                                   ------------    ------------
              Net cash provided by (used in) financing activities   (23,623.328)      7,791,762
                                                                   ------------    ------------

              Net change in cash and cash equivalents ...........   (29,438,547)     (1,059,469)
     Cash and cash equivalents at beginning of period ...........    48,576,090      29,072,230
                                                                   ------------    ------------

     Cash and cash equivalents at end of period ..................$  19,137,543      28,012,761
                                                                   ============    ============




See Notes to Consolidated Financial Statements

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
The accompanying consolidated financial statements have not been audited. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods.

The accounting principles followed by FLAG Financial Corporation ("FLAG") and its bank subsidiaries and the methods of applying these principles conform with generally accepted accounting principles and with general practices within the banking industry. Certain principles, which significantly affect the determination of financial position, results of operations, and cash flows are summarized below and in FLAG's annual report on Form 10-K for the year ended December 31, 1998.

Note 1.  Basis of Presentation

The consolidated financial statements include the accounts of FLAG and its wholly-owned subsidiaries, First Flag Bank (LaGrange) and Citizens Bank (Vienna). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain items in prior period's financial statements have been reclassified to conform to the current financial statement presentation.

The consolidated financial information furnished herein represents all adjustments that are, in the opinion of management, necessary to present a fair statement of the results of operations, and financial position for the periods covered herein and are normal and recurring in nature. For further information, refer to the consolidated financial statements and footnotes included in FLAG's annual report on Form 10-K for the year ended December 31, 1998.

Note 2.  Business Combinations

On February 23, 1999, FLAG announced the signing of a letter of intent to merge with First Hogansville Bankshares, Inc. ("FHB"), a $31 million asset bank holding company based in Hogansville, Georgia. The merger agreement provides, among other things, for the merger of FHB with and into FLAG and the exchange of each share of FHB common stock for 6.08 shares of FLAG common stock. Total outstanding shares of FLAG will increase by approximately 575,000 additional shares at closing.

On March 31, 1999, FLAG announced the execution of a definitivew agreement to merge with Abbeville Capital Corporation ("Abbeville"), a $58 million asset bank holding company based in Abbeville, South Carolina. The merger agreement provides, among other thing, for the merger of Abbeville with and into a wholly-oowned subsidiary of FLAG and the exchange of each share of Abbeville common stock for 3.48 shares of FLAG common stock. Total outstanding shares of FLAG will increase by approximately 826,000 additional shares at closing.

On September 30, 1998, FLAG entered into an agreement to assume deposits totaling approximately $9 million and to purchase certain assets totaling approximately $60,000 of a branch banking facility of First Georgia Bank in Blackshear, Georgia. The transaction was completed on April 30, 1999.

On May 7, 1999, FLAG announced the execution of a definitive agreement to merge with Thomaston Federal Savings Bank ("TFSB"), a $53 million asset thrift based in Thomaston, Georgia. The merger agreement provides, among other things, for the merger of TFSB with and into a wholly-owned subsidiary of FLAG and the exchange of each share of TFSB common stock for 1.7275 shares of FLAG common stock. Total outstanding shares of FLAG will increase by approximately 1.1 million additional shares at closing.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
Note 3.  Earnings Per Share

Net earnings per common share are based on the weighted average number of common shares outstanding during each period. The calculation of basic and diluted earnings per share is as follows:

                                                     March 31,
                                                     ---------
                                                 1999        1998
                                              ---------   ---------
Basic earnings per share:
Net earnings ..............................   1,050,736   1,479,662
Weighted Average Common shares
    Outstanding ...........................   6,560,754   6,532,739
Per share amount ..........................        0.16        0.23

Diluted earnings per share:
Net earnings ..............................   1,050,736   1,479,662
Effect of dilutive securities -
    stock options * .......................       -          34,787
Diluted earnings per share ................        0.16        0.23

* Stock options were anti-dilutive as of 3/31/99



Note 4.  Recently Issued Accounting Standards

In 1998, the financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for hedging activities and for derivative instruments including derivative instruments embedded in other contracts. It requires the fair value recognition of derivatives as assets or liabilities in the financial statements. SFAS No. 133 is effective for all fiscal quarters in fiscal years beginning after June 15, 1999, but initial application of the statement must be made as of the beginning of the quarter. At the date of initial application, an entity may transfer any held-to-maturity security into the available-for-sale or trading categories without calling into question the entity's intent to hold other securities to maturity in the future. FLAG believes the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations or liquidity.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Results of Operations
Quarters ended March 31, 1999 and 1998

Overview
Net earnings for the quarter ended March 31, 1999 decreased $429,000 or 29 percent compared to first quarter 1998. Net earnings per common share decreased 30 percent for the first quarter of 1999 and are $0.16 compared to $0.23 in the first quarter of 1998. Net interest income increased 8 percent for the quarter ended March 31, 1999 over the same period of 1998 to $5.9 million. Non-interest income decreased 15 percent for the first quarter of 1999 compared to the same period of 1998 and non-interest expense increased 10 percent for the first quarter of 1999 compared to 1998.

Net Interest Income
Net interest income for the quarter ended March 31, 1999 increased $426,000 compared to the first quarter of 1998. This increase resulted from a $224,000 or 2 percent increase in interest income and a $202,000 or 4 percent decrease in interest expense. The increase in net interest income reflects the company's continuing focus on balance sheet management.

Non-Interest Income and Expense
Non-interest income for the first three months of 1999 decreased $ 382,000 or 15 percent compared to the first quarter of 1998. Other income in the first quarter of 1998 included a one time fee of $530,000 that FLAG received for its assistance in originating, finding participants and selling an R&D loan. Excluding this one time loan fee in the first quarter 1998, non-interest income increased $153,000 due primarily to securities gains and other fee income.

Non-interest expense increased $ 557,000 or 10 percent in the first quarter of 1999 compared to the same period in 1998. Salaries and employee benefits increased $ 547,000, a 21 % increase over first quarter 1998. The increase was primarily due to additional staffing requirements, the use of temporary employees for special projects and the improvement of our employee benefit package. The benefits currently offered are, in the opinion of management, necessary to effectively compete in hiring and maintaining a quality staff. Management also believes consolidation efficiencies will be realized from its mergers and reduce the need for some personnel.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Income Taxes
Income tax expense for the first three months was $ 477,000 in 1999 compared to $ 654,000 in 1998. The effective tax rate for the first three months ended March 31, 1998 and 1997 was 31 percent.

Provision and Allowance for Possible Loan and Lease Losses
The adequacy of the allowance for loan and lease losses is determined through management's informed judgment concerning the amount of risk inherent in FLAG's loan and lease portfolios. This judgment is based on such factors as the change in levels of non-performing and past due loans and leases, historical loan loss experience, borrowers' financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. The allowance for loan and lease at March 31, 1999 was $5.6 million compared to $5.8 million at December 31, 1998. The ratio of the allowance for loan losses to outstanding loans at March 31, 1999 was 1.44 percent, compared to 1.43 percent at December 31, 1998.

Non-Performing Assets and Past Due Loans
Non-performing assets, comprised of real estate owned, non-accrual loans and loans for which payments are more than 90 days past due, totaled $9.3 million at March 31, 1999 compared to $10.1 million at December 31, 1998. Non-performing assets as a percentage of total loans and real estate owned at March 31, 1999 and December 31, 1998 were 2.34 percent and 2.68 percent respectively.

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

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Financial Condition

Overview
Total assets were $531.5 million at March 31, 1999, a decrease of $19.3 million or 3.5 percent from December 31, 1998.

Assets and Funding
At March 31, 1999 earning assets totaled $478 million, an increase of more than $10.2 million from December 31, 1998. The mix of interest earning assets remained relatively the same in the first three months of 1999. Loans were at 83 percent of earning assets and investment securities were 15 percent of earning assets at March 31, 1999.

At March 31, 1999, interest-bearing deposits decreased $14.4 million compared to December 1998. Non-interest bearing deposits decreased $10.8 million in the first three months of 1999 and totaled $45 million at March 31, 1999. Federal Home Loan Bank advances decreased $1 million in the first quarter of 1999 and totaled $47.4 million at March 31, 1999. At March 31, 1999, deposits represented 88 percent of FLAG's interest-bearing liabilities and Federal Home Loan Bank advances represented 11 percent.

Liquidity and Capital Resources
Net cash provided by operations totaled $7,500,000 for the quarter ended March 31, 1999. Net cash used by investing activities totaling $13,317,000 consisted of $9,607,000 in investment securities purchases, an $18,060,000 net increase in loans outstanding, and an $88,000 increase in cash surrender value of life insurance, offset by cash flows of $13,803,000 of proceeds from sale and maturities of investment securities plus a $656,000 increase in interest-bearing deposits. Net cash used in financing activities consisted largely of $25,180,000 decrease in deposits and $1,047,000 decrease in Federal Home Loan Bank advances offset by a $3,000,000 increase in federal funds purchased.

Total stockholders' equity at March 31, 1999, was 9.14 percent of total assets compared to 8.69 percent at December 31, 1998. The slight increase is attributed to a $19 million decrease in total assets since December 31, 1998.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

At March 31, 1999, FLAG and its banks were in compliance with various regulatory capital requirements administered by Federal and state banking agencies. The following is a table representing FLAG's consolidated Tier-1, tangible capital, and risk-based capital

                                           March 31, 1999
                                           --------------
                         Actual            Required           Excess
                         Amount      %      Amount      %      Amount       %
                         ------      -      ------      -      ------       -

Tier 1 capital .......  $44,159    8.29%   $21,298    4.00%   $22,861     4.29%
Tangible capital .....  $44,159    8.29%   $ 7,786    1.50%   $36,173     6.79%
Risk-based capital ...  $50,840   12.50%   $32,557    8.00%   $18,283     4.50%



Year 2000

FLAG and its subsidiaries have been working on Year 2000 for several years. A Steering Committee of member bank executives and directors reviews the progress of various task forces within the operating divisions on a monthly basis. Testing of the core operating system and of critical dates as defined by the FFIEC has been completed. Interface testing with critical vendor services relating to customer sensitive issues like accruals, item processing, ATM file support, statement processing, telephone and internet banking will be completed no later than June 30, 1999.

Hardware testing has been completed and necessary changes in equipment have been addressed. The business resumption contingency planning process includes four phases: 1) establishing organizational planning guidelines, 2) completing a business impact analysis, 3) developing the business resumption contingency plan and 4) validation of viability, will be completed on schedule by June 30, 1999.

FLAG cloaely monitors the Year 2000 readiness of the pending merger partners. The merger partners expected to meet critical date testing and compliance according to schedule.

FLAG's customer awareness program will intensify during the second and third quarters to include suggestions and reminders for customer preparation, as well as disclosure of the individual banks' actions for preparation and readiness for the new millennium.

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

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

(a)      The 1999 Annual Meeting of Shareholders was held on April 21, 1999.

(b)      Election of directors

         The shareholders voted 4,383,764.516 shares in the affirmative and 110,186 shares were withheld from the authority to vote for the election of Patti S. Davis, Fred A Durand, III, James W. Johnson and J. Preston Martin as a class of directors, each to serve a three year term as a director of the Company.

(c)      Amending the Company's 1994 Employees Stock Incentive Plan

         The shareholders voted 3,062,033.249 shares in the affirmative and 356,522.735 shares in the negative, with 20,683.532 shares abstaining for the amendment of the 1994 Employee Stock Incentive Plan.

(d) Ratifying the appointment of Porter Dadle Moore, LLP, as independent accountants of the Company for the fiscal year ending December 31, 1999

         The shareholders voted 4,472,454.212 shares in the affirmative, 6,500 in the negative, with 17,996.304 shares abstaining for the ratification and appointment of Porter Keadle Moore LLP as independent accountants of the Company for the fiscal year ending December 31, 1999


Item 5.  Other Information - None

         Pursuant to Rule 14a-4(c)(1) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company's 2000 Annual Meeting of Shareholders must notify the Company in writing at its principal office at 101 N. Greenwood Street, LaGrange, Georgia 30241 of the contents of such proposal no later than February 15, 2000. Failure to timely submit such a proposal will enable the proxies appointed by management to exercise their discretionary voting authority when the proposal is raised at the Annual Meeting of Shareholders without any discussion of the matter in the proxy statement.

Item 6.  Exhibits and Reports on Form 8-K

         Report on Form 8-K filed during first quarter 1999

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

         A Current Report on Form 8-K filed March 18, 1999 regarding execution of Letter of Intent to acquire Thomaston Federsl Savings Bank.

         Report on Form 8-K filed since Quarter End 1999 to Present

         A Current Report on Form 8-K filed April 7, 1999 regarding execution of an Agreement and Plan of Merger with Abbeville Capital Corporation, parent company of The Bank of Abbeville, located in Abbeville, South Carolina.

         A Current Report on Form 8-K filed May 10, 1999 regarding execution of an Agreement and Plan of Merger with Thomaston Federal Savings Bank, located in Thomaston, Georgia.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------





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