Form 10-Q
period 1999-06-30
FLAG FINANCIAL CORP
filed 1999-08-16
CIK 897509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from _____ to ______

                         Commission file number 0-24532

                           FLAG FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Georgia                        58-2094179
--------------------------------------------------------------------------------
         (State of incorporation)   (I.R.S. Employer Identification No.)

              P.O. Box 3007
             LaGrange, Georgia                      30241
--------------------------------------------------------------------------------
 (Address of principal executive offices)         (Zip Code)

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

                                    YES XX NO

             Common stock, par value $1 per share: 6,561,879 shares
                        Outstanding as of August 10, 1999

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                Table of Contents

                                                                            Page
PART  I  Financial Information

  Item 1.  Financial Statements

             Consolidated Balance Sheets at June 30, 1999 and
               December 31, 1998..............................................3

             Consolidated Statements of Earnings for the Six Months and
               Quarter Ended June 30, 1999 and 1998...........................4

             Consolidated Statements of Comprehensive Income for the
               Six Months and Quarter Ended June 30, 1999 and 1998............5

             Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 1999 and 1998...................................6

             Notes to Consolidated Financial Statements.......................7

  Item 2.  Management's Discussion and Analysis of Financial Condition
               And Results of Operations......................................9


PART II  Other Information

  Item 1.  Legal Proceedings.................................................13

  Item 2.  Changes in Securities.............................................13

  Item 3.  Defaults Upon Senior Securities...................................13

  Item 4.  Submission of Matters to a Vote of Security Holders...............13

  Item 5.  Other Information.................................................14

  Item 6.  Exhibits and Reports on Form 8-K..................................14

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                       June 30,    December 31,
                                                         1999         1998
                                                         ----         ----
ASSETS                                                       (UNAUDITED)

Cash and due from banks ............................$ 22,012,855   $ 25,246,090
Federal funds sold .................................      --         23,330,000
                                                      ----------     ----------
    Total cash and cash equivalents ................  22,012,855     48,576,090
                                                      ----------     ----------
Interest-bearing deposits ..........................     676,094      1,695,167
Investment securities held-to-maturity .............   4,004,621      4,234,998
Investment securities available-for-sale ...........  62,860,368     72,291,309
Investment securities trading ......................     527,625         --
Other investments ..................................   7,655,195      6,382,443
Mortgage loans held for sale .......................   3,621,265      5,941,739
Loans, net ......................................... 408,924,874    377,359,122
Premises and equipment, net ........................  14,220,573     14,887,215
Mortgage servicing rights ..........................   1,804,614      1,683,291
Accrued interest receivable ........................   6,741,317      6,518,916
Cash surrender value of life insurance .............   4,175,989      4,188,824
Other assets .......................................   7,585,501      7,022,471
                                                       ---------      ---------
       Total assets ................................$544,810,891   $550,781,585
                                                    ============    ============


LIABILITIES

Non interest-bearing deposits ......................$ 53,366,625   $ 55,744,640
Interest-bearing deposits .......................... 365,178,179    391,053,685
Federal funds purchased ............................  15,919,816         --
Other borrowed funds ...............................     870,982         --
Advances from Federal Home Loan Bank ...............  53,830,805     48,398,478
Other liabilities ..................................   8,013,102      7,720,125
                                                       ---------      ---------
       Total liabilities ........................... 497,179,509    502,916,928
                                                     -----------    -----------

STOCKHOLDERS' EQUITY

Preferred stock (10,000,000 shares authorized,
     none issued and outstanding) ..................      --             --

Common stock ($1 par value, 20,000,000 shares
     authorized 6,561,879 and 6,560,004 shares
     issued and outstanding in 1999 and 1998,
     respectively...................................   6,561,879      6,560,004
Additional paid-in capital .........................  10,499,506     10,487,618
Retained earnings ..................................  30,373,648     28,886,607
Accumulated other comprehensive income .............     196,349      1,930,428
                                                         -------      ---------
       Total stockholders' equity ..................  47,631,382     47,864,657
                                                      ----------     ----------
       Total liabilities and stockholders' equity.. $544,810,891   $550,781,585
                                                    ============   ============


See Accompanying Notes to Consolidated Financial Statements.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
--------------------------------------------------------------------------------


                                                        Three Months Ended               Six Months Ended
                                                             June 30,                         June 30,
                                                   -----------------------------   ------------------------------
                                                        1999           1998              1999           1998
                                                        ----           ----              ----           ----
Interest Income                                                             (UNAUDITED)
     Interest and fees on loans .................. $  9,612,220    $  9,514,140    $ 19,238,694    $ 18,589,513
     Interest on securities ......................    1,005,221       1,471,609       2,121,324       3,082,291
     Interest on federal funds sold and
      interest-bearing deposits ..................       80,483          57,502         314,479         124,256
                                                        -------          ------          ------         -------
           Total interest income .................   10,697,924      11,043,251      21,674,497      21,796,060
                                                     ----------      ----------      ----------      ----------
Interest Expense

     Interest on deposits ........................    4,169,708       4,647,818       8,621,668       9,204,325
     Interest on borrowings ......................      734,282         838,719       1,401,685       1,603,862
                                                        -------         -------       ---------       ---------
           Total interest expense ................    4,903,990       5,486,537      10,023,353      10,808,187
                                                      ---------       ---------      ----------      ----------
           Net interest income before
             provision for loan losses ...........    5,793,934       5,556,714      11,651,144      10,987,873

Provision for Loan Losses ........................    1,056,639         257,000       1,401,639         509,000
                                                      ---------         -------       ---------         -------
           Net interest income after
             provision for loan losses ...........    4,737,295       5,299,714      10,249,505      10,478,873
                                                      ---------       ---------      ----------      ----------
Other Income

     Fees and service charge .....................      791,408       1,065,161       1,996,353       2,318,313
     Gain on available for sale securities .......      996,146          81,043       1,105,442         155,410
     Gain on trading securities ..................      483,151            --           800,512            --
     Gain on sale of loans .......................      504,873         453,569         646,479         899,755
     Loss on sale of real estate, net ............      (17,806)        (42,655)         (5,306)        (24,918)
     Other income ................................      641,289         252,690         961,769         949,499
                                                        -------         -------         -------         -------
           Total other income ....................    3,399,061       1,809,808       5,505,249       4,298,059
                                                      ---------       ---------       ---------       ---------
Other Expenses

     Salaries and employee benefit ...............    3,348,552       2,692,004       6,444,589       5,240,717
     Occupancy ...................................      916,089         864,168       1,887,640       1,908,904
     Other operating .............................    2,018,742       1,889,413       4,041,727       3,829,879
                                                      ---------       ---------       ---------       ---------
           Total other expenses ..................    6,283,383       5,445,585      12,373,956      10,979,500
                                                      ---------       ---------      ----------      ----------
           Earnings before provision for
               Income taxe .......................    1,852,973       1,663,937       3,380,798       3,797,432

     Provision for income taxes ..................      628,034         453,159       1,105,122       1,106,992
                                                        -------         -------       ---------       ---------
           Net earnings .......................... $  1,224,939    $  1,210,778    $  2,275,676    $  2,690,440
                                                   ============    ============    ============    ============


     Basic earnings per share .................... $       0.19    $       0.19    $       0.35    $       0.41
     Diluted earnings per share .................. $       0.19    $       0.18    $       0.35    $       0.41



See Accompanying Notes to Consolidated Financial Statements.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
--------------------------------------------------------------------------------



                                                              Three Months Ended               Six Months Ended
                                                                    June 30,                       June 30,
                                                              1999          1998              1999           1998
                                                              ----          ----              ----           ----
Net earnings..........................................    $ 1,224,939    $ 1,210,778       $ 2,275,676    $ 2,690,440
Other comprehensive income, net of tax:
    Unrealized gains (losses) on investment
      securities available-for-sale:
       Unrealized gains (losses) arising
          during the period, net of tax of
          $(538,104), $82,691, $(338,560)
          and $191,229, respectively..................       (877,959)       134,918          (552,388)       312,006

       Less: Reclassification adjustment for gains
          included in net earnings, net of tax
          of $562,133, $30,796, $724,263 and
          $59,056, respectively........................      (917,164)       (50,247)       (1,181,691)       (96,354)
                                                              -------         ------         ---------         ------
Other comprehensive income.............................    (1,795,123)        84,671        (1,734,079)       215,652
                                                           ----------         ------       ----------         -------
Comprehensive income...................................    $ (570,184)   $ 1,295,449        $  541,597    $ 2,906,092
                                                           ==========    ===========        ==========    ===========


See Accompanying Notes to Consolidated Financial Statements.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------


                                                                             June 30,
                                                                             --------
                                                                       1999            1998
                                                                       ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings ..............................................   $  2,275,676    $  2,690,440
     Adjustment to reconcile net earnings to net
        cash provided by operating activities:
             Depreciation, amortization and accretion ..........      1,226,113       1,363,835
             Provision for loan losses .........................      1,401,639         509,000
             Gain on sale of investment securities
                 available-for-sale ............................     (1,331,518)       (154,800)

             Proceeds from sale of trading securities
                                                                        292,487            --
             Gain on sales of loans ............................       (646,479)       (899,755)
             Loss on sale of other real estate..................          5,306          24,918
              Change in:
                    Mortgage loans held for sale ...............      2,966,953      (1,924,737)
                    Other ......................................       (298,135)      8,165,149
                                                                       --------       ---------
                       Net cash provided by operating activities      5,892,042       9,774,050
                                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net change in interest-bearing deposits ...................      1,019,073        (423,528)
     Proceeds from sales and maturities of investment
         securities available-for-sale .........................     29,854,423      41,774,429
     Proceeds from maturities of investment securities
          held-to-maturity .....................................        225,329         437,518

     Proceeds from sale of other investments ...................      2,548,248            --
     Purchases of other investments ............................     (3,821,000)       (706,360)
     Purchases of investment securities available-for-sale .....     22,200,574)    (36,885,637)
     Net change in loans .......................................    (32,967,391)    (29,317,253)
     Proceeds from sale of ORE .................................        979,501
     Net increases of premises and equipment ...................       (429,472)     (2,299,760)
     Purchases of cash surrender value life insuranc ...........         12,835        (135,921)
                                                                         ------        --------
                       Net cash used in investing activities ...    (24,779,028)    (27,556,512)
                                                                    -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in deposits ....................................    (28,253,521)     12,015,562
     Increase (decrease) in federal funds purchased ............     15,919,816        (170,000)
     Proceeds from FHLB advances ...............................     22,350,000      38,500,000
     Payments of FHLB advances .................................    (16,917,673)    (32,497,553)
     Proceeds from exercise of stock options ...................         13,764          26,438
     Cash dividends paid .......................................       (788,635)       (547,872)
                                                                       --------        --------
                      Net cash provided by financing activities      (7,676,249)     17,326,575
                                                                     ----------      ----------
                      Net change in cash and cash equivalents ..    (26,563,235)       (455,887)

     Cash and cash equivalents at beginning of period ..........     48,576,090      29,072,230
                                                                     ----------      ----------

     Cash and cash equivalents at end of period ................     22,012,855      28,616,343
                                                                     ==========      ==========


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

On March 31, 1999, FLAG announced the execution of a definitive agreement to merge with Abbeville Capital Corporation ("Abbeville"), a $58 million asset bank holding company based in Abbeville, South Carolina. The merger agreement provides, among other things, for the merger of Abbeville with and into FLAG and the exchange of each share of Abbevile common stock for a minimum of 3.48 shares. If FLAG common stock is trading below $11.00 on average near the time the merger is to be completed, the exchange ratio will increase. The total market value of FLAG commons stock to be issued to Abbeville shareholders will not be less thatn $9,110,250. Total outstanding shares of FLAG will increase by a minimum of 826,000 additional shares at closing.

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

Note 3.  Earnings Per Share

Net earnings per common share are based on the weighted average number of common shares outstanding during each period. The calculation of basic and diluted earnings per share is as follows:

                                                        June 30,
                                             -----------------------------
                                                 1999              1998
                                             -----------------------------
Basic earnings per share:
Net earnings...............................   2,275,676         2,690,440
Weighted Average Common shares
    Outstanding.............................  6,561,309         6,542,559
Per share amount............................       0.35              0.41

Diluted earnings per share:
Net earnings................................  2,275,676         2,690,440
Effect of dilutive securities -
    stock options *.........................      --               42,329
Diluted earnings per share..................       0.35              0.41

* Stock options were anti-dilutive as of 6/30/99

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

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Results of Operations
Quarters ended June 30, 1999 and 1998

Overview
Net earnings for the six months ended June 30, 1999 decreased $415,000 or 15 percent compared to the first six months of 1998. Net earnings per common share decreased 15 percent for the first six months of 1999 and are $0.35 compared to $0.41 in the first six months of 1998. Net interest income increased 6 percent for the six months ended June 30, 1999 over the same period of 1998 to $11.7 million. Non-interest income increased 28 percent for the first six months of 1999 compared to the same period of 1998 and non-interest expense increased 13 percent for the first six months of 1999 compared to 1998.

Net Interest Income
Net interest income for the six months ended June 30, 1999 increased $663,000 compared to the first six months of 1998. This increase resulted from a $785,000 or 7 percent decrease in interest expense offset by a $122,000 or 1 percent decrease in interest income. The increase in net interest income reflects the company's continuing focus on balance sheet management.

Non-Interest Income and Expense
Non-interest income for the first six months of 1999 increased $ 1,207,000 or 28 percent compared to the first six months of 1998. Other income in the first six months of 1998 included a one time fee of $530,000 that FLAG received for its assistance in originating, finding participants and selling an R&D loan. Increases in other income in the first six months of 1999 include gains in investment securities and loan related income.

Non-interest expense increased $ 1,394,000 or 13 percent in the first six months of 1999 compared to the same period in 1998. Salaries and employee benefits increased $ 1,204,000, a 23 percent increase over the first six months of 1998. The increase was primarily due to additional staffing requirements, the use of temporary employees for special projects and the improvement of our employee benefit package. The benefits currently offered are, in the opinion of management, necessary to effectively compete in hiring and maintaining a quality staff. Management also believes consolidation efficiencies will be realized from its mergers and reduce the need for some personnel.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Income Taxes
Income tax expense for the first six months was $ 1,105,000 in 1999 compared to $ 1,107,000 in 1998. The effective tax rate for the first six months ended June 30, 1999 was 33 percent and for the first six months of 1998 was the effective tax rate was 29 percent.

Provision and Allowance for Possible Loan and Lease Losses
The adequacy of the allowance for loan and lease losses is determined through management's informed judgment concerning the amount of risk inherent in FLAG's loan and lease portfolios. This judgment is based on such factors as the change in levels of non-performing and past due loans and leases, historical loan loss experience, borrowers' financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. The allowance for loan and lease losses at June 30, 1999 was $5.5 million compared to $5.8 million at December 31, 1998. The ratio of the allowance for loan losses to outstanding loans at June 30, 1999 was 1.36 percent compared to 1.48 percent at December 31, 1998.

Non-Performing Assets and Past Due Loans
Non-performing assets, comprised of real estate owned, non-accrual loans and loans for which payments are more than 90 days past due, totaled $15.6 million at June 30, 1999 compared to $10.1 million at December 31, 1998. Non-performing assets as a percentage of total loans and real estate owned at June 30, 1999 and December 31, 1998 were 3.75 percent and 2.68 percent, respectively.

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

The increases in the provision for loan losses are primarily the result of management's increased focus on asset quality and loan review.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Financial Condition

Overview
Total assets were $544.8 million at June 30, 1999, a decrease of $6.0 million or
1.1 percent from December 31, 1998. This decrease is due primarily to a high level of public deposits in December 1998.

Assets and Funding
At June 30, 1999 earning assets totaled $488 million, an increase of $20.4 million from December 31, 1998. The mix of interest earning assets remained relatively the same in the first six months of 1999. Loans were at 84 percent of earning assets and investment securities were 14 percent of earning assets at June 30, 1999.

At June 30, 1999, interest-bearing deposits decreased $25.9 million compared to December 1998. Non-interest bearing deposits decreased $2.4 million in the first six months of 1999 and totaled $53.4 million at June 30, 1999. Federal Home Loan Bank advances increased $5.4 million in the first six months of 1999 and totaled $53.8 million at June 30, 1999. At June 30, 1999, deposits represented 84 percent of FLAG's interest-bearing liabilities and Federal Home Loan Bank advances represented 12 percent. These changes in the mix reflect management's continued emphasis on balance sheet restructuring.

Liquidity and Capital Resources
Net cash provided by operations totaled $5,892,000 for the quarter ended June 30, 1999. Net cash used by investing activities totaling $24,779,000 consisted of $26,022,000 in investment securities purchases, a $32,967,000 net increase in loans outstanding, and a $429,000 increase in premises and equipment offset by cash flows of $32,628,000 of proceeds from sale and maturities of investment securities plus a $1,019,000 increase in interest-bearing deposits. Net cash used in financing activities consisted largely of $28,254,000 decrease in deposits offset by a $5,432,000 increase in Federal Home Loan Bank advances and a $15,920,000 increase in federal funds purchased.

Total stockholders' equity at June 30, 1999, was 8.74 percent of total assets compared to 8.69 percent at December 31, 1998. The slight increase is attributed to a $6.0 million decrease in total assets since December 31, 1998.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

At June 30, 1999, FLAG and its banks were in compliance with various regulatory capital requirements administered by Federal and state banking agencies. The following is a table representing FLAG's consolidated Tier-1 Capital, Tangible Capital, and Risk-Based Capital:

                                            June  30, 1999
--------------------------------------------------------------------------------
                       Actual              Required              Excess
                       Amount       %       Amount       %       Amount      %
--------------------------------------------------------------------------------

Tier 1 Capital       $ 44,353     8.36%    $ 21,230     4.0%    $ 23,123   4.36%
Tangible Capital     $ 44,353     8.36%    $  7,961    1.50%    $ 36,392   6.86%
Risk-Based Capital   $ 50,626    11.51%    $ 35,194    8.00%    $ 15,432   3.51%

Year 2000

Our Year 2000 Steering Committee, comprised of member bank executives and directors has reported organizational readiness for year 2000. FLAG Financial has successfully met all critical date testing requirements as scheduled for June 30, 1999. Federal and state agencies, as well as independent auditors and other industry experts have reviewed our comprehensive Y2K Event Plan and Business Resumption Contingency Plans.

FLAG closely monitors the Year 2000 readiness of the pending merger partners to ensure they are meeting critical date testing and compliance according to schedule. Phase III readiness activities will continue to focus on areas of inventory, assessment, planning, vendor testing and consumer awareness. Training of the designated resumption team members has been conducted and will continue throughout various phases of readiness preparation.

Mission critical tasks have been completed and all systems have been identified to meet Y2K requirements. Final testing of ATM devices will be completed by September 30, 1999. Recent activities have established partner banks as leaders in the various communities to combine efforts with other banks in taking a more active role in bringing the news to the people via direct contact with clergy, police agencies, community civic groups and other marketing awareness programs.

FLAG Financial Corporation and its partner banks are excited about business opportunities in the new century. Because we are taking prudent steps to prepare for the Year 2000, we do not expect any interruptions in our ability to service the financial needs for the communities we serve.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


                                    PART II.

Item 1.  Legal Proceedings

     The Company and the Banks are periodically involved as plaintiff or defendant in various legal actions in the ordinary course of its business.

     First Flag Bank is a named defendant in a suit filed in December 1998 in Superior Court of the State of California for the County of Los Angeles. The plaintiffs leased ATM machines from First Flag Bank and other defendants. Another named defendant arranged the leases and agreed to manage the ATMs and leases on behalf of the plaintiffs. The plaintiffs allege that this defendant has breached his contract with the plaintiffs. First Flag Bank leased the plaintiffs ten ATMs having an original value of approximately $20,000 each. The plaintiffs allege, among other things, that First Flag Bank and the other lessor defendants are liable for fraud, restitution, recission and negligent misrepresentation. The parties currently are exploring settlement. If the parties do not reach a settlement, First Flag Bank intends to vigorously defend the claims and pursue counterclaims against the plaintiffs.

     First Flag Bank purchased certain warehouse loans of Gulf Properties Financial Services, Inc., a residential mortgage broker. The loans that Gulf Properties sold to First Flag Bank were fraudulent. Gulf Properties filed Chapter 11 bankruptcy on December 30, 1998. First Flag Bank is serving on the creditors' committee and is assisting in the liquidation of assets, which will be distributed on a pro rata basis among the creditors. First Flag Bank is also pursuing a claim under its fidelity bond regarding this matter. The perpetrators of the fraud have pled guilty to criminal charges. First Flag Bank is seeking a restitution order as part of the criminal sentence. First Flag Bank's exposure as a result of the fraud is approximately $3 million. Several other banks also purchased fraudulent loans from Gulf Properties and the total amount of exposure of all banks is approximately $32 million.

     Tad Moore Golf, Inc. is a borrower of First Flag Bank. An investor in Tad Moore Golf, Inc., who is also a lender to Tad Moore Golf, Inc., has sued First Flag Bank in Southern District Court in New York alleging that First Flag Bank fraudulently induced the investor into allegedly subordinating his loan to the loan of First Flag Bank. The investor is also a borrower of First Flag Bank. The plaintiff is claiming $1.6 million in consequential damages and $10 million in punitive damages. First Flag Bank has succeeded in having the venue of this matter transferred from New York to United States District Court in Newnan, Georgia. The Bank intends to vigorously defend this claim and pursue counterclaims against the investor.


Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders  -  None

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


Item 5.   Other Information

     Pursuant to Rule 14a-14(c)(1) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company's 2000 Annual Meeting of Shareholders must notify the Company in writing at its principal office at 101 N. Greenwood Street, LaGrange, Georgia 30241 of the contents of such proposal no later than February 15, 2000. Failure to timely submit such a proposal will enable the proxies appointed by management to exercise their discretionary voting authority when the proposal is raised at the Annual Meeting of Shareholders without any discussion of the matter in the proxy statement.

Item 6.  Exhibits and Reports on Form 8-K

     Reports on Form 8-K filed during Second Quarter 1999

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

     A Current Report on Form 8-K filed June 4, 1999 regarding execution of an Agreement and Plan of Merger with First Hogansville Bankshares, Inc., parent company of The Citizens Bank, located in Hogansville, Georgia.

     An amendment on Form 8-K filed June 22, 1999 to amend the Current Report on Form 8-K dated January 8, 1999 regarding inclusion of financial statements required to Item 7 of Form 8-K related to the merger of Empire Bank Corp., with and into FLAG Financial Corporation, effective December 11, 1998.

     Reports on Form 8-K filed since Second Quarter End 1999 to Present

     None

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FLAG Financial Corporation

                                   By:_____________________
                                   Patti S. Davis
                                   (Chief Financial Officer)