Form 10-Q
period 1999-09-30
FLAG FINANCIAL CORP
filed 1999-11-15
CIK 897509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

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

                                  YES XX   NO

             Common stock, par value $1 per share: 8,264,576 shares
                       Outstanding as of November 10, 1999

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES

                                Table of Contents

                                                                            Page
PART  I  Financial Information

  Item 1.  Financial Statements

             Consolidated Balance Sheets at September 30, 1999 and
               December 31, 1998.............................................  3

             Consolidated Statements of Operations for the Nine Months and
               Quarter Ended September 30, 1999 and 1998.....................  4

             Consolidated Statements of Comprehensive Income for the
               Nine Months and Quarter Ended September 30, 1999 and 1998.....  5

             Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 1999 and 1998.............................  6

             Notes to Consolidated Financial Statements......................  7

  Item 2.  Management's Discussion and Analysis of Financial Condition
               And Results of Operations.....................................  9


PART II  Other Information

  Item 1.  Legal Proceedings................................................. 13

  Item 2.  Changes in Securities............................................. 13

  Item 3.  Defaults Upon Senior Securities................................... 13

  Item 4.  Submission of Matters to a Vote of Security Holders............... 13

  Item 5.  Other Information................................................. 14

  Item 6.  Exhibits and Reports on Form 8-K.................................. 14

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
--------------------------------------------------------------------------------


                                                                    September 30,   December 31,
                                                                        1999            1998
                                                                        ----            ----
ASSETS                                                                      (UNAUDITED)
Cash and due from banks .........................................   $ 18,530,953   $ 28,251,090
Federal funds sold ..............................................        610,000     25,030,000
                                                                         -------     ----------
    Total cash and cash equivalents .............................     19,140,953     53,281,090
                                                                      ----------     ----------
Interest-bearing deposits .......................................      4,111,916      3,562,167
Investment securities held-to-maturity ..........................     16,421,048     16,898,998
Investment securities available-for-sale ........................     76,894,183     80,907,309
Investment securities trading ...................................        213,596          -
Other investments ...............................................      5,461,345      6,382,443
Mortgage loans held for sale ....................................      4,071,614     10,219,739
Loans, net ......................................................    446,104,203    424,672,122
Premises and equipment, net .....................................     17,475,561     17,785,215
Mortgage servicing rights .......................................      1,786,829      1,638,291
Accrued interest receivable .....................................      7,181,617      6,928,916
Cash surrender value of life insurance ..........................      4,225,561      4,188,824
Other assets ....................................................      9,508,805      8,680,471
                                                                       ---------      ---------
               Total assets.....................................    $612,597,231   $635,145,585
                                                                    ============    ===========
LIABILITIES

Non interest-bearing deposits ...................................   $ 60,591,794   $ 62,236,032
Interest-bearing deposits .......................................    422,902,884    459,477,685
Federal funds purchased .........................................     13,947,000           -
Other borrowed funds ............................................        326,096        397,615
Advances from Federal Home Loan Bank ............................     49,976,953     48,398,478
Other liabilities ...............................................     10,845,205      7,767,516
                                                                      ----------      ---------
                Total liabilities ...............................    558,589,932    578,277,326
                                                                     ===========    ===========
STOCKHOLDERS' EQUITY

Preferred stock (10,000,000 shares authorized, none
     issued and outstanding).....................................         -               -
Common stock ($1 par value, 20,000,000 shares authorized
     8,263,281 and 8,261,406 shares issued and outstanding
     in 1999 and 1998, respectively..............................      8,263,281      8,261,406
Additional paid-in capital.......................................     11,318,392     11,267,216
Retained earnings................................................     35,110,957     35,402,801
Accumulated other comprehensive income...........................       (685,331)     1,936,836
                                                                       --------       ---------
                  Total stockholders' equity.....................     54,007,299     56,868,259
                                                                      ----------     ----------
                  Total liabilities and stockholders' equity.....   $612,597,231   $635,145,585
                                                                    ============   ============


See Accompanying Notes to Consolidated Financial Statements.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
--------------------------------------------------------------------------------


                                                                  Three Months Ended        Nine Months Ended
                                                                     September 30,            September 30,
                                                                     -------------            -------------
                                                                 1999         1998          1999         1998
Interest Income                                                                   (UNAUDITED)
       Interest and fees on loans ........................   $10,668,146   $10,670,090   $32,141,840   $31,645,603
       Interest on securities ............................     1,315,947     1,693,013     4,216,270     5,534,304
       Interest on federal funds sold and
         interest-bearing deposits .......................       228,556       338,951       543,036       534,207
                                                                 -------       -------       -------       -------
             Total interest income .......................    12,212,649    12,702,054    36,901,146    37,714,114
                                                              ----------    ----------    ----------    ----------
Interest Expense

       Interest on deposits ..............................     4,829,008     5,501,810    14,957,677    16,304,135
       Interest on borrowings ............................       828,380       920,622     2,233,065     2,572,484
                                                                 -------       -------     ---------     ---------
             Total interest expense .......................    5,657,388     6,422,432    17,190,742    18,876,619
                                                               ---------     ---------    ----------    ----------
             Net interest income before provision for loan
                 losses ...................................    6,555,261     6,279,622    19,710,404    18,837,495
Provision for Loan Losses .................................    1,589,000       257,000     3,021,639       796,000
                                                               ---------       -------     ---------       -------
             Net interest income after
               provision for loan losses ..................    4,966,261     6,022,622    16,688,765    18,041,495
                                                               ---------     ---------    ----------    ----------
Other Income

       Fees and service charges............................    1,365,045     1,501,154     3,538,398     4,275,467
       Gain on available-for-sale securities...............       27,054        72,736     1,132,496       211,146
       Gain (Loss) on trading securities...................     (314,029)         -          486,483          -
       Gain on sale of loans...............................      203,383       489,138     1,527,861     2,135,893
       Other income........................................      267,379       271,394     1,414,147     1,233,893
                                                                 -------       -------     ---------     ---------
             Total other income............................    1,548,832     2,334,422     8,099,385     7,856,399
                                                               ---------     ---------     ---------     ---------
Other Expenses

       Salaries and employee benefits.....................     4,046,869     3,716,823    11,658,458    10,093,540
       Occupancy..........................................     1,261,724     1,278,226     3,527,364     3,564,130
       Loss on sale of real estate, net...................       332,318         2,650       344,624         9,568
       Other operating....................................     3,185,052     2,785,660     7,829,562     7,124,285
                                                               ---------     ---------     ---------     ---------
             Total other expenses.........................     8,825,963     7,783,359    23,360,008    20,791,523
                                                               ---------     ---------    ----------    ----------
             Earnings (loss) before provision for
              income taxes................................    (2,310,870)      573,685     1,428,142     5,106,371
       Provision for income taxes.........................      (870,370)       61,085       364,752     1,446,077
                                                                --------        ------       -------     ---------
              Net earnings................................   $(1,440,500)    $ 512,600   $ 1,063,390   $ 3,660,294
                                                             ===========     =========   ===========   ===========

       Basic earnings (loss) per share....................        $(0.17)         $.06         $0.13         $0.44

       Diluted earnings (loss) per share..................        $(0.17)         $.06         $0.13         $0.44


See Accompanying Notes to Consolidated Financial Statements.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
--------------------------------------------------------------------------------


                                                                                       (UNAUDITED)
                                                                    Three Months Ended          Nine Months Ended
                                                                       September 30,              September 30,
                                                                    1999           1998         1999           1998
                                                                    ----           ----         ----           ----
Net earnings (loss) .........................................   $(1,440,500)   $   512,600   $ 1,063,390    $ 3,660,294
Other comprehensive income, net of tax:
    Unrealized gains (losses) on investment securities
      available-for-sale:
       Unrealized gains (losses) arising during the period,
         net of tax of $(567,306), $858,569, $(991,923),
         and $1,104,732 respectively ........................      (925,605)     1,400,823    (1,618,400)     1,702,931

       Less:  Reclassification adjustment for gains (losses)
         included in net earnings, net of  tax of $109,051,
         $27,640, $615,212 and  $80,235, respectively .......      (177,925)        45,096     1,003,767        130,911
                                                                   --------         ------     ---------        -------
Other comprehensive income ..................................      (747,680)     1,355,727    (2,622,167)     1,572,020
                                                                   --------      ---------    ----------      ---------
Comprehensive income ........................................   $(2,188,180)   $ 1,868,327   $(1,558,777)   $ 5,232,314
                                                                ===========    ===========   ===========    ===========


See Accompanying Notes to Consolidated Financial Statements

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------


                                                                            (UNAUDITED)
                                                                           September 30,
                                                                           ------------
                                                                        1999            1998
                                                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings ..............................................   $  1,063,390    $  3,660,294
     Adjustment to reconcile net earnings to net
        cash provided by operating activities:
             Depreciation, amortization and accretion ..........      2,079,278       1,522,487
             Provision for loan losses .........................      3,021,639         796,000
             Gain on sale of investment securities
                 available-for-sale ............................     (1,132,496)       (211,146)
             Gain on trading securities ........................       (486,483)           -
             Proceeds from sale of trading securities ..........        292,487            -
             Gain on sales of loans ............................     (1,527,861)     (2,135,893)
             Loss on sale of other real estate .................        344,624           9,568
              Change in:
                    Mortgage loans held for sale ...............      7,675,986      (2,565,125)
                    Other ......................................      1,347,442       3,280,032
                                                                      ---------       ---------
                       Net cash provided by operating activities     12,678,006       4,356,217
                                                                     ----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net change in interest-bearing deposits ...................       (549,749)     (8,755,644)
     Proceeds from sales and maturities of investment
         securities available-for-sale .........................     37,723,289      64,356,716
     Proceeds from maturities of investment securities
          held-to-maturity .....................................      4,689,608       6,842,053
     Proceeds from sale of other investments ...................      5,247,498            -
     Purchases of other investments ............................     (4,326,400)       (784,500)
     Purchases of investment securities available-for-sale .....    (36,755,048)    (50,712,212)
     Purchases of investment securities held-to-maturity .......     (4,154,716)     (8,232,000)
     Net change in loans .......................................    (24.453,720)    (32,328,495)
     Proceeds from sale of ORE .................................      1,497,687          852,716
     Purchases of premises and equipment .......................     (1,543,219)     (2,332,642)
     Purchases of cash surrender value life insurance ..........       (197,626)       (181,247)
                                                                       --------        --------
                       Net cash used in investing activities ...    (22,822,396)    (31,275,255)
                                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in deposits ....................................    (38,219,039)     21,913,429
     Increase federal funds purchased ..........................     13,947,000         830,000
     Proceeds from FHLB advances ...............................     32,496,148      52,100,000
     Payments of FHLB advances .................................     30,917,673)    (44,229,059)
     Proceeds from exercise of stock options ...................         53,070          72,938
     Cash dividends paid .......................................     (1,355,253)       (887,078)
                                                                     ----------        --------
                      Net cash provided by financing activities     (23,995,747)     29,800,230
                                                                    -----------      ----------
                      Net change in cash and cash equivalents ..    (34,140,137)      2,881,192
     Cash and cash equivalents at beginning of period ..........     53,281,090      32,197,230
                                                                     ----------      ----------
     Cash and cash equivalents at end of period ................     19,140,953      35,078,422
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

Note 1.  Basis of Presentation

The consolidated financial statements include the accounts of FLAG and its wholly owned subsidiaries, First Flag Bank (LaGrange), Citizens Bank (Vienna), Thomaston Federal Savings Bank (Thomaston) and The Citizens Bank (Hogansville). All significant inter-company accounts and transactions have been eliminated in consolidation. Certain items in prior period's financial statements have been reclassified to conform to the current financial statement presentation.

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

Note 2.  Business Combinations

On August 27, 1999, Thomaston Federal Savings Bank, a $53 million asset thrift based in Thomaston, Georgia, merged with and into a wholly owned subsidiary of FLAG formed for the purposes of facilitating the merger; thereby, increasing FLAG's total outstanding shares by approximately 1,126,000 additional shares at closing.

On September 30, 1999, First Hogansville Bankshares, Inc., parent company of The Citizens Bank, a $31 million asset bank holding company based in Hogansville, Georgia, merged with and into FLAG; thereby, increasing FLAG's total outstanding shares by approximately 575,000 additional shares at closing. These business combinations have been accounted for as pooling of interests and, accordingly, all prior period financial information has been restated as if the combinations had occurred at the beginning of the earliest period presented.

On March 31, 1999, FLAG announced the execution of a definitive agreement to merge with Abbeville Capital Corporation, a $58 million asset bank holding company based in Abbeville, South Carolina. The merger agreement provided for, among other things, the merger of Abbeville with and into FLAG and the exchange of each share of Abbeville common stock for a minimum of 3.48 shares. On October 18, 1999, FLAG announced the execution of a Mutual Termination Agreement between FLAG and Abbeville pursuant to which both parties agreed to cancel their plans to merge.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


Note 3.  Earnings Per Share

Net earnings per common share are based on the weighted average number of common shares outstanding during each period. The calculation of basic and diluted earnings per share is as follows:


                                                     Nine Months Ended
                                                        September 30,
                                                        -------------
                                                  1999               1998
                                                  ----               ----
Basic earnings per share:
Net earnings...............................     1,063,390          3,660,294
Weighted average common shares
    outstanding.............................    8,262,903          8,248,452
Per share amount............................         0.13               0.44

Diluted earnings per share:
Net earnings................................    1,063,390          3,660,294
Effect of dilutive securities -
    stock options   *.......................         -                41,265
Diluted earnings per share..................         0.13               0.44

* Stock options were anti-dilutive as of 9/30/99

Note 4.  Recently Issued Accounting Standards

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for hedging activities and for derivative instruments including derivative instruments embedded in other contracts. SFAS No. 133 requires the fair value recognition of derivatives as assets or liabilities in the financial statements. SFAS No. 133 is effective for all fiscal quarters in fiscal years beginning after June 15, 1999, but initial application of the statement must be made as of the beginning of the quarter. At the date of initial application, an entity may transfer any held-to-maturity security into the available-for-sale or trading categories without calling into question the entity's intent to hold other securities to maturity in the future. FLAG believes the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations or liquidity.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Results of Operations

Quarters ended September 30, 1999 and 1998

Overview

Net earnings for the nine months ended September 30, 1999 decreased $2,597,000 or 71 percent compared to the first nine months of 1998. Net earnings per common share decreased 70 percent for the first nine months of 1999 and are $0.13 compared to $0.44 in the first nine months of 1998. Net loss for the quarter ended September 30, 1999 was $1,441,000 compared to net earnings of $513,000 for the quarter ended September 30, 1998. Net loss per common share for the quarter ended September 30, 1999 was $0.17 compared to a net gain of $0.06 for the same quarter in 1998. Net interest income increased 5 percent for the nine months ended September 30, 1999 over the same period of 1998 to $19.7 million. Non-interest income increased 3 percent for the first nine months of 1999 compared to the same period of 1998 and non-interest expense increased 12 percent for the first nine months of 1999 compared to 1998. A major factor in the decrease in net earnings was a higher provision for loan loss, writedowns and other operating contingencies in 1999. The higher provision and writedowns were deemed to be appropriate following an extensive review of FLAG's loan portfolio, particularly given management's commitment to maintaining sound levels of reserves.

Net Interest Income

Net interest income for the nine months ended September 30, 1999 increased $873,000 compared to the first nine months of 1998. This increase resulted from a $1,686,000 or 9 percent decrease in interest expense partially offset by a $813,000 or 2 percent decrease in interest income.

Non-Interest Income and Expense

Non-interest income for the first nine months of 1999 increased $243,000 or 3 percent compared to the first nine months of 1998. This increase was due to an increase in gain on sale of available-for- sale securities of $921,000, an increase in gain on trading securities of $486,000 and an increase in other income of $180,000 partially offset by a decrease in fees and service charges of $737,000 and a decrease in gain on sale of loans of $608,000, Fees and service charges in the first nine months of 1998 included a one time fee of $530,000 that FLAG received for its assistance in originating, finding participants and selling an R&D loan.

Non-interest expense increased $2,568,000 or 12 percent in the first nine months of 1999 compared to the same period in 1998. Salaries and employee benefits increased $1,565,000, a 16 percent increase over the first nine months of 1998. The increase was primarily due to additional staffing requirements, the use of temporary employees for special projects and the improvement of our employee benefit package. The benefits currently offered are, in the opinion of management, necessary to effectively compete in hiring and maintaining a quality staff. Management also believes consolidation efficiencies will be realized from its mergers and reduce the need for some personnel. Other operating expense increased $705,000 or 10 percent in the first nine months of 1999 compared to 1998. This increase was partially due to merger-related expenses totaling approximately $400,000 for the closing of the mergers with Thomaston Federal Savings Bank and First Hogansville Bankshares, Inc and the termination of the Abbeville Capital Corporation transaction.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Income Taxes

Income tax expense for the nine months ended September 30 was $365,000 in 1999 compared to $1,446,000 in 1998. The effective tax rate for the nine months ended September 30, 1999 was 26 percent and for the nine months ended September 30, 1998 was 28 percent.

Provision and Allowance for Possible Loan and Lease Losses

The adequacy of the allowance for loan and lease losses is determined through management's informed judgment concerning the amount of risk inherent in FLAG's loan and lease portfolios. This judgment is based on such factors as the change in levels of non-performing and past due loans and leases, historical loan loss experience, borrowers' financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. The allowance for loan and lease losses at September 30, 1999 was $6.5 million compared to $6.2 million at December 31, 1998. However, the loan loss provision increased from $796,000 for the nine months ended September 30, 1998 to $3,022,000 for the nine months ended September 30, 1999. The ratio of the allowance for loan losses to outstanding loans at September 30, 1999 and December 31, 1998 was 1.43 percent and 1.41 percent, respectively. The increase in the provision for loan losses is primarily the result of management's increased focus on asset quality and loan review.

Non-Performing Assets and Past Due Loans

Non-performing assets, comprised of real estate owned, non-accrual loans and loans for which payments are more than 90 days past due, totaled $15.2 million at September 30, 1999 compared to $10.8 million at December 31, 1998. Non-performing assets as a percentage of total loans and real estate owned at September 30, 1999 and December 31, 1998 were 3.30 percent and 2.44 percent, respectively.

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

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Financial Condition

Overview

Total assets were $612.6 million at September 30, 1999, a decrease of $22.5 million or 3.6 percent from December 31, 1998.

Assets and Funding

At September 30, 1999 earning assets totaled $553.9 million, a decrease of $13.8 million from December 31, 1998. Loans were at 81 percent of earning assets and investment securities were 18 percent of earning assets at September 30, 1999.

At September 30, 1999, interest-bearing deposits decreased $36.6 million compared to December 31, 1998. Non-interest bearing deposits decreased $1.6 million in the first nine months of 1999 and totaled $60.6 million at September 30, 1999. Federal Home Loan Bank advances increased $1.6 million in the first nine months of 1999 and totaled $50 million at September 30, 1999. At September 30, 1999, deposits represented 88 percent of FLAG's interest-bearing liabilities and Federal Home Loan Bank advances represented 9 percent. These changes in the mix reflect management's continued emphasis on balance sheet restructuring.

Liquidity and Capital Resources

Net cash provided by operating activities totaled $12.7 million for the nine months ended September 30, 1999. Net cash used by investing activities totaling $22.8 million consisted of $40.9 million in investment securities purchases, a $24.5 million net increase in loans outstanding, and $1.5 million in purchases of premises and equipment partially offset by cash flows of $42.4 million of proceeds from sale and maturities of investment securities. Net cash used in financing activities consisted largely of a $38.2 million decrease in deposits offset by a $1.5 million increase in Federal Home Loan Bank advances and a $13.9 million increase in federal funds purchased.

Total stockholders' equity at September 30, 1999, was 8.82 percent of total assets compared to 8.95 percent at December 31, 1998. The decrease in stockholders'  equity  is  largely  attributable  to  a  $2.6  million  loss  in
"Accumulated Other Comprehensive Income" from unrealized losses on available-for-sale securities.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

At September 30, 1999, FLAG and its banks were in compliance with various regulatory capital requirements administered by Federal and state banking agencies. The following is a table representing FLAG's consolidated Tier-1 Capital, Tangible Capital, and Risk-Based Capital:


                                        September 30, 1999
-------------------------------------------------------------------------------
                       Actual             Required            Excess
                       Amount      %       Amount     %       Amount     %
--------------------------------------------------------------------------------

Tier 1 Capital        $ 51,256   8.48%    $ 24,347  4.00%    $ 27,279  4.48%
Tangible Capital      $ 51,626   8.48%    $  9,130  1.50%    $ 42,496  6.98%
Risk-Based Capital    $ 57,869  12.10%    $ 38,267  8.00%    $ 19,602  4.10%


Year 2000

FLAG and its partner banks have completed all testing and readiness planning for Year 2000. During the final quarter of 1999 we will continue to concentrate on preparation, and refining our business resumption plan to ensure systems operate through the rollover period and beyond.

Appropriate due diligence procedures are in place to ensure relationships with service providers and software vendors are in place as outlined by the Federal Financial Institutions Examination Council. Updates to the core operating software or other mission critical systems are not anticipated. Training and advertising will continue to escalate as the Year 2000 date change approaches.

As the Year 2000 date change approaches, preparation activities are focusing on liquidity and cash availability before, during, and after the year-end rollover. Independent reviews by regulatory agencies and independent auditors, along with regular updates to the board of directors continue to ensure guidance and underscore the importance of reviewing customer data, security activities, communication, training and general "clean management" of the activities leading up to the event.

FLAG   continues  to  remain   optimistic   and  alert  of  the   organizational
responsibility in being ready for the century date change as well as other dates that may be considered critical to leap year and beyond.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


                                    PART II.

Item 1.   Legal Proceedings

          FLAG and the Banks are periodically involved as plaintiff or defendant in various legal actions in the ordinary course of its business.

          As previously reported, First Flag Bank is a named defendant in a suit filed in December 1998 in Superior Court of the State of California for the County of Los Angeles. The plaintiffs leased ATM machines from First Flag Bank and other defendants. Another named defendant arranged the leases and agreed to manage the ATMs and leases on behalf of the plaintiffs. The plaintiffs allege that this defendant has breached his contract with the plaintiffs. First Flag Bank leased the plaintiffs ten ATMs having an original value of approximately $20,000 each. The plaintiffs allege, among other things, that First Flag Bank and the other lessor defendants are liable for fraud, restitution, recission and negligent misrepresentation. The parties currently are exploring settlement. If the parties do not reach a settlement, First Flag Bank intends to vigorously defend the claims and pursue counterclaims against the plaintiffs.

          As previously reported, First Flag Bank purchased certain warehouse loans of Gulf Properties Financial Services, Inc., a residential mortgage broker. The loans that Gulf Properties sold to First Flag Bank were fraudulent. Gulf Properties filed Chapter 11 bankruptcy on December 30, 1998. First Flag Bank is serving on the creditors' committee and is assisting in the liquidation of assets, which will be distributed on a pro rata basis among the creditors. First Flag Bank is also pursuing a claim under its fidelity bond regarding this matter. The perpetrators of the fraud have pled guilty to criminal charges. First Flag Bank is seeking a restitution order as part of the criminal sentence. First Flag Bank's exposure as a result of the fraud is approximately $3 million. Several other banks also purchased fraudulent loans from Gulf Properties and the total amount of exposure of all banks is approximately $32 million.

          As previously reported, Tad Moore Golf, Inc. is a borrower of First Flag Bank. An investor in Tad Moore Golf, Inc., who is also a lender to Tad Moore Golf, Inc., has sued First Flag Bank in Southern District Court in New York alleging that First Flag Bank fraudulently induced the investor into allegedly subordinating his loan to the loan of First Flag Bank. The investor is also a borrower of First Flag Bank. The plaintiff is claiming $1.6 million in consequential damages and $10 million in punitive damages. First Flag Bank has succeeded in having the venue of this matter transferred from New York to United States District Court in Newnan, Georgia. The Bank intends to vigorously defend this claim and pursue counterclaims against the investor.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          10.1 Separation Agreement between Robert G. Cochran and FLAG dated as of August 27, 1999.

          10.2 Separation Agreement between Joel A. Dudley and FLAG dated as of August 27, 1999.

          27.1 Financial Data Schedule (for SEC use only)


          (b)  Reports on Form 8-K

          Reports on Form 8-K filed during Third Quarter 1999

          A Current Report on Form 8-K filed September 3, 1999 regarding the completion of the merger of Thomaston Federal Savings Bank, located in Thomaston, Georgia, into a wholly owned subsidiary of FLAG Financial Corporation pursuant to an Agreement and Plan of Merger, dated May 7, 1999, by and between FLAG Financial Corporation and Thomaston Federal Savings Bank.


          Reports on Form 8-K filed since Third Quarter End 1999 to Present

          A Current Report on Form 8-K filed October 6, 1999 regarding announcement of FLAG Financial Corporation on September 24, 1999 that FLAG Financial Corporation and Abbeville Capital Corporation were contemplating an amendment to the Agreement and Plan of Merger between Abbeville Capital Corporation, parent company of The Bank of Abbeville, located in Abbeville, South Carolina, and FLAG Financial Corporation.

          A Current Report on Form 8-K filed October 6, 1999 regarding the completion of the merger of First Hogansville Bankshares, Inc., parent company of The Citizens Bank, located in Hogansville, Georgia with and into FLAG Financial Corporation pursuant to an Agreement and Plan of Merger, dated June 1, 1999, by and between FLAG Financial Corporation and First Hogansville Bankshares, Inc.

          A Current Report on Form 8-K filed October 19, 1999 regarding the execution of a Mutual Termination Agreement between FLAG Financial Corporation and Abbeville Capital Corporation, parent company of The Bank of Abbeville, located in Abbeville, South Carolina, pursuant to which both parties agreed to cancel their plans to merge.

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

                                       FLAG Financial Corporation

                                        By:/s/ Patti S. Davis
                                        ---------------------
                                               Patti S. Davis
                                       (Chief Financial Officer)

                                  EXHIBIT INDEX


Exhibit Number    Description
--------------    -----------

     10.1 Separation Agreement between Robert G. Cochran and FLAG dated as of August 27, 1999.

     10.2 Separation Agreement between Joel A. Dudley and FLAG dated as of August 27, 1999.

     27.1         Financial Data Schedule (for SEC use only)