Form 10-K
period 1999-12-31
FLAG FINANCIAL CORP
filed 2000-03-30
CIK 897509

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

                           Commission File No. 0-24532
                           FLAG FINANCIAL CORPORATION
                           --------------------------
             (Exact name of Registrant as specified in its charter)


              Georgia                                    58-2094179
   ------------------------------                       ---------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the 3past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant on March 17, 1999 was approximately $45,737,320. There were 8,222,905 shares of Common Stock outstanding as of March 17, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders to be held on April 19, 2000, are incorporated by reference in Part III hereof.

                           FLAG FINANCIAL CORPORATION
                           Annual Report on Form 10-K
                   For the Fiscal Year Ended December 31, 1999

                                Table of Contents
Item                                                                       Page
Number                               Part I                               Number
------                               ------                               ------

  1.       Business..........................................................  1

  2.       Properties........................................................ 11

  3.       Legal Proceedings................................................. 14

  4.       Submission of Matters to a Vote of Security Holders............... 15

                                     Part II
                                     -------

  5.       Market for Registrant's Common Stock and Related
               Shareholder Matters........................................... 15

  6.       Selected Financial Data........................................... 16

  7.       Management's Discussion and Analysis of Financial Condition and
               Results of Operations......................................... 17

 7A.       Quantitative and Qualitative Disclosures about Market Risk........ 29

  8.       Financial Statements and Supplementary Data ...................... 30

  9.       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.......................... 57

                                    Part III
                                    --------

 10.       Directors and Executive Officers of the Registrant ............... 57

 11.       Executive Compensation............................................ 57

 12.       Security Ownership of Certain Beneficial Owners and Management.... 57

 13.       Certain Relationships and Related Transactions.................... 57

                                     PART IV
                                     -------

 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K... 58

                        Signatures........................................... 62

                        Index of Exhibits ................................... 64

                                     PART I
                                     ------

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

     (2) Governmental monetary and fiscal policies, as well as legislative and regulatory changes;

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

The Company

     FLAG Financial Corporation ("FLAG" or the "Company") is a multi-bank holding company headquartered in LaGrange, Georgia and is registered under the Bank Holding Company Act of 1956, as amended. As of March 20, 2000, the Company is the sole shareholder of First Flag Bank, formerly known as First Federal Savings Bank of LaGrange, Citizens Bank and Thomaston Federal Savings Bank, (collectively, the "Banks"). FLAG merged The Citizens Bank, located in Hogansville, Georgia, with its subsidiary, First Flag Bank, on February 11, 2000.

     The Company was incorporated under the laws of the State of Georgia on February 9, 1993 at the direction of First Flag Bank for the purpose of becoming the holding company for First Flag Bank. As a result, shareholders of First Flag Bank became shareholders of the Company, with the same proportional interests in the Company as they previously held in First Flag Bank (excluding the nominal effect on their ownership interest of the exercise of dissenters' rights by certain shareholders of First Flag Bank). Following the reorganization into a bank holding company structure, First Flag Bank continued its business operations as a federally-chartered stock savings bank under the same name, charter and bylaws. First Flag Bank converted from a federal stock savings bank to a Georgia state-chartered bank on June 11, 1999.

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

     A substantial portion of the Company's growth has been through acquisitions of other financial institutions. As part of its ongoing strategic plan, the Company continually evaluates business combination opportunities and frequently conducts due diligence activities in connection with possible business combinations. As a result, business combination discussions, and in some cases negotiations, frequently take place, and future business combinations involving cash, debt or equity securities can be expected. Any future business combination that the Company might undertake may be material, in terms of assets acquired or liabilities assumed, to the Company's financial condition. Additionally, a future business combination could result in dilution of book value and net income per share for the acquirer. It is the Company's practice to avoid possible dilution except where projections indicate a relatively short payback period.

     The Company completed a merger with Middle Georgia Bankshares, Inc. ("Middle Georgia") in March 1998. Through the merger with Middle Georgia, the Company acquired Citizens Bank, Middle Georgia's wholly-owned bank subsidiary. The Company completed a merger with Three Rivers Bancshares, Inc. in May 1998. Three Rivers' wholly-owned subsidiary, Bank of Milan, merged into Citizens Bank on January 1, 1999. The Company completed a merger with Empire Bank Corp. in December 1998. Empire Bank Corp.'s wholly-owned subsidiary, Empire Banking Company, merged into Citizens Bank on January 1, 1999. The Company acquired The Brown Bank through the merger of The Brown Bank with Citizens Bank effective December 31, 1998. The Company completed a merger with Thomaston Federal Savings Bank, whereby, Thomaston Federal Savings Bank merged with a wholly-owned subsidiary of the Company, created solely to facilitate the merger. Thomaston Federal Savings Bank became a subsidiary of the Company on August 27, 1999. The Company completed a merger with First Hogansville Bankshares, Inc., parent company of The Citizens Bank, located in Hogansville, Georgia, on September 30, 1999. First Hogansville Bankshares, Inc. became a subsidiary of the Company. The Citizens Bank merged into First Flag Bank, on February, 11, 2000.

     As a result of the merger of Empire Banking Company into Citizens Bank, the Company discontinued the operations of E.B.C. Financial Services, Inc. during 1999. The services provided through E.B.C. Financial Services, Inc. are now provided through FLAG Insurance Services which operates as a division of Citizens Bank.

     FLAG is also a service  provider of  mortgage,  appraisal,  investment  and insurance services though FLAG Mortgage, FLAG Appraisal Services, FLAG Investment Services and FLAG Insurance Services. All of these services were provided by FLAG at year-end with the exception of FLAG Mortgage, which operates as a division of First Flag Bank and FLAG Insurance Services which operates as a division of Citizens Bank.

     On August 16, 1999, the Company announced plans to establish a corporate operations center named The Eagle's Landing Center, in Stockbridge, Henry County, Georgia. The Eagle's Landing Center opened in November 1999 and supports the Banks' data/item processing operations, serves as executive management offices and training facility and a corporate communications center.

The Banks

     First Flag Bank. First Flag Bank, formerly known as First Federal Savings Bank of LaGrange, is a Georgia state-chartered bank headquartered in LaGrange, Troup County, Georgia with five offices in LaGrange, Georgia. First Flag Bank was originally chartered by the State of Georgia in January 1927 under the name "Home Building and Loan Association." First Flag Bank received its federal charter and changed its name to "First Federal Savings and Loan Association of LaGrange" in 1955, and at that time its deposits became insured by the Federal

Savings and Loan Insurance Corporation (the "FSLIC"). In December 1986, First Flag Bank converted from a federal mutual savings and loan association to a federal stock savings and loan association. In June 1989, First Flag Bank converted from a federal stock savings and loan association to a federal stock savings bank and changed its name to "First Federal Savings Bank of LaGrange." In December 1998, First Flag Bank changed its name to "First Flag Bank." First Flag Bank filed an application with the Georgia Department of Banking and Finance ("GDBF") and the OTS to convert its charter from a federal stock savings bank to a state-chartered bank which became effective June 11, 1999. At December 31, 1999, First Flag Bank had total assets of approximately $222 million.

     On August 19, 1999, the Company announced plans to establish a loan production office named First Flag Bank - Atlanta, in Suwanee, Forsyth County, Georgia. First Flag Bank - Atlanta opened in November 1999 and operates as a division of First Flag Bank.

     On October 4, 1999, FLAG announced that its two subsidiaries, First Flag Bank and Thomaston Federal Savings Bank, had consolidated their mortgage loan production offices in LaGrange, Troup County, Columbus, Muscogee County and Macon, Bibb County, Georgia and the offices of Opelika, Lee County, and Phenix City, Russell County, Alabama to form FLAG Mortgage. FLAG Mortgage operates as a division of First Flag Bank.

     On February 11, 2000, The Citizens Bank, with offices in Hogansville, Georgia, merged into First Flag Bank.

     Citizens Bank. Citizens Bank is a state bank organized under the laws of the State of Georgia with banking offices in the cities of Unadilla, Dooly County, Vienna, Dooly County, Byromville, Dooly County, Montezuma, Macon County, Cordele, Crisp County, Homerville, Clinch County, Waycross, Ware County,
Blackshear, Pierce County, Milan, Telfair County, McRae, Telfair County, Cobbtown, Tattnall County, and Metter, Candler County, Georgia. The Oglethorpe, Macon County, Georgia, and Pinehurst, Dooly County, Georgia, offices of Citizens Bank discontinued operations on December 31, 1999. Citizens Bank was originally chartered in 1931 and became a wholly-owned subsidiary of Middle Georgia in 1989. On March 31, 1998, Middle Georgia merged into the Company, and Citizens Bank became a wholly-owned subsidiary of the Company. At December 31, 1999, Citizens Bank had total assets of approximately $280 million.

     On December 31, 1998, The Brown Bank, with offices in Cobbtown, Metter and Reidsville, Georgia, merged into Citizens Bank. The Reidsville office of The Brown Bank division of Citizens Bank discontinued operations on September 30, 1999.

     On January 1, 1999, Empire Banking Company, with offices in Homerville, Waycross and Blackshear, Georgia, merged into Citizens Bank.

     On January 1, 1999, Bank of Milan, with offices in Milan and McRae, Georgia, merged into Citizens Bank.

     On February 22, 1999, FLAG announced plans to establish a de novo branch office named First Flag Bank - Statesboro, in Statesboro, Bulloch County, Georgia. The office became operational the second quarter of 1999 and became a full-service branch of Citizens Bank on September 1, 1999.

     On April 30, 1999, Citizens Bank completed its acquisition of the Blackshear Branch Office of First Georgia Bank, located in Blackshear, Pierce County, Georgia. The Blackshear Branch Office operates as a division of the Empire Banking Company division of Citizens Bank.

     The Brown Bank, Empire Banking Company, Bank of Milan and First Flag Bank - Statesboro operate as divisions of Citizens Bank. Citizens Bank registered the names "The Brown Bank," "Empire Banking Company", "Bank of Milan" and "First Flag Bank - Statesboro " as tradenames of Citizens Bank.

     Thomaston Federal Savings Bank. Thomaston Federal Savings Bank is a federally chartered savings association headquartered in Thomaston, Upson County, Georgia with one office located in Thomaston, Upson County, Georgia. Thomaston Federal Savings Bank was originally chartered in 1929. On August 27, 1999, Thomaston Federal merged into the Company and became a wholly-owned subsidiary of the Company. At December 31, 1999, Thomaston Federal had total assets of approximately $53 million.

     The Eagles Landing Center. In November 1999, FLAG established a corporate operations center called the Eagle's Landing Center, located in Stockbridge, Georgia.

     Business of the Banks. The Banks' businesses consist primarily of attracting deposits from the general public and, with these and other funds, making residential mortgage loans, consumer loans, commercial loans, commercial real estate loans, residential construction loans and securities investments. In addition to deposits, sources of funds for the Banks' loans and other investments include amortization and prepayment of loans, loan origination and commitment fees, sales of loans or participations in loans, fees received for servicing loans sold to others and advances from the Federal Home Loan Bank of Atlanta ("FHLBA"). The Bank's principal sources of income are interest and fees collected on loans, including fees received for originating and selling loans and for servicing loans sold to others, and, to a lesser extent, interest and dividends collected on other investments and service charges on deposit accounts. The Bank's principal expenses are interest paid on deposits, interest paid on FHLBA advances, employee compensation, federal deposit insurance premiums, office expenses and other overhead expenses.

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

     The Company's primary asset is its stock in the Banks. Accordingly, its financial performance is determined primarily by the results of operations of the Banks. For information regarding the consolidated financial condition and results of operations of the Company as of December 31, 1999 and 1998 and for the three years in the period ended December 31, 1999, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company, and the related notes which are presented in Items 7 and 8, respectively of this Annual Report on Form 10-K. All average balances presented in this report were derived based on daily averages.

Recent Developments

     The following section describes the significant acquisitions and corporate transactions of the Company during 1999 and in the first quarter of 2000.

     On September 30, 1999, First Hogansville Bankshares, Inc., parent company of The Citizens Bank, in Hogansville, Troup County, Georgia merged into the Company. The Company issued approximately 575,000 shares to the First
Hogansville shareholders. The merger was accounted for as a pooling of interests. First Hogansville Bankshares, Inc., was the sole shareholder of The Citizens Bank, a state bank organized under the laws of the State of Georgia. As a result of the merger of First Hogansville Bankshares, Inc. with the Company, The Citizens Bank became a wholly-owned subsidiary of the Company. On February 11, 2000, The Citizens Bank merged into the Company's subsidiary, First Flag Bank, and is now known as First Flag Bank - Hogansville and operates as a branch office of First Flag Bank.

     On August 27, 1999, Thomaston Federal Savings Bank merged into a wholly-owned subsidiary of the Company. The Company formed the subsidiary for the purpose of effecting the merger which provided that Thomaston Federal Savings Bank would become a subsidiary of the Company. The Company issued approximately 1,125,447 shares to the Thomaston shareholders and 49,233 shares to the Thomaston optionholders on exercise of their options. The merger was accounted for as a pooling of interests.

     On August 16, 1999, FLAG announced plans to establish a corporate operations center named The Eagle's Landing Center, in Stockbridge, Henry County, Georgia. The Eagle's Landing Center opened in November 1999 and serves as the central hub for FLAG's community bank network. The center supports deposit operations and data/item processing functions for the Banks. The center also facilitates improved communication and the coordination among senior management to conduct the corporate business of FLAG.

     On December 23, 1999, FLAG announced the commencement of a stock repurchase program pursuant to which the Company will from time to time repurchase up to 57,500 shares of its outstanding common stock. The timing of the purchases and the actual number of common shares purchased will depend on market conditions. The Company plans to purchase shares in the open market or in privately negotiated transactions at prices deemed appropriate by management.

     On March 10, 2000, FLAG announced that Citizens Bank had executed an agreement on March 6, 1999 to sell three of its branch offices to Pineland State Bank, located in Metter, Georgia. The branch offices are located in Metter, Candler County, Cobbtown, Tattnall County, Georgia and Statesboro, Bulloch County, Georgia. Under the terms of the proposed agreement, the Company will sell the fixed assets, deposits and all loans of the three branch locations. On February 29, 2000, deposits totaled approximately $29 million and loans totaled approximately $22 million. The branch sale is subject to appropriate regulatory approval and is projected to close prior to the end of the third quarter of 2000.

Employees

     As of December 31, 1999, the Company (including the Banks) had 323 full-time and 29 part-time employees. The employees are not represented by any collective bargaining unit, and the Company considers its relationship with its employees to be good.

Competition

     The banking business in Georgia is highly competitive. The Banks compete not only with other banks and thrifts that are located in the same counties as the Banks and in surrounding counties, but with other financial service organizations including credit unions, finance companies, and certain governmental agencies. To the extent that the Banks must maintain non-interest earning reserves against deposits, it may be at a competitive disadvantage when compared with other financial service organizations that are not required to maintain reserves against substantially equivalent sources of funds. Also, other financial institutions with which the Banks compete may have substantially greater resources and lending capabilities due to the size of the organization.

Supervision and Regulation

     Both the Company and the Banks are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

The Company

     Since the Company owns all of the capital stock of the Citizens Bank, First Flag Bank and Thomaston Federal Savings Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

     Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

     o Acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

     o    Acquiring all or substantially all of the assets of any bank; or

     o    Merging or consolidating with any other bank holding company.

     Under the Bank Holding Company Act, an adequately capitalized and adequately managed bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank which has only been in existence for a limited amount of time or an acquisition which may result in specified concentrations of deposits.

     Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or a company acquires 10% or more, but less than 25%, of any class of voting securities and either the bank holding company has registered securities under Section 12 of the Securities Act of 1934, or no other person owns a greater percentage of that class of voting securities immediately after the transaction.

     Permitted Activities. Under the Bank Holding Company Act, a bank holding company, which has not qualified or elected to become a financial holding company is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless prior to the enactment of the Gramm-Leach-Bliley Act the Federal Reserve found those activities to be so closely related to banking as to be a proper incident to the business of a banking. Activities that the Federal Reserve has found to be so closely related to banking to be a proper incident to the business of banking include:

     o    factoring accounts receivable,

     o    acquiring or servicing loans,

     o    leasing personal property,

     o    conducting discount securities brokerage activities,

     o    performing selected data processing services,

     o acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions, and

     o    performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of any of its bank subsidiaries.

     On November 12, 1999 President Clinton signed the Gramm-Leach-Bliley Act, which amends the Bank Holding Company Act and greatly expand the activities in which bank holding companies and affiliates of banks are permitted to engage. The Gramm-Leach-Bliley Act eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers. The provisions of the Gramm-Leach-Bliley Act relating to permitted activities of bank holding companies and affiliates of banks became effective on March 11, 2000.

     Generally, if the company qualifies and elects to become a financial holding company, it may engage in activities that are financial in nature or incidental or complementary to a financial activity. Activities that the Gramm-Leach-Bliley Act expressly lists as financial in nature include insurance activities, providing financial, investment and advisory services, underwriting securities and limited merchant banking activities.

     To qualify to become a financial holding company, the subsidiary financial institutions of the company and any other depository institution subsidiaries of the company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, the company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. Although we are eligible to elect to become a financial holding company, we currently have no plans to make such an election.

     Support of Subsidiary Institutions. Under Federal Reserve policy, bank holding companies are expected to act as a source of financial strength for, and to commit resources to support, their depository institution subsidiaries. This support may be required at times when, without this Federal Reserve policy, the bank holding company might not be inclined to provide it. In addition, any capital loans by a bank holding company to a bank will be repaid only after its deposits and other indebtedness are repaid in full. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Banks

     Citizens Bank and First Flag Bank are commercial banks charted under the laws of the State of Georgia. Accordingly, the FDIC and the Georgia Department of Banking and Finance regularly examine the operations of Citizens Bank and First Flag Bank and have the authority to approve or disapprove mergers, the establishment of branches, and similar corporate actions. Thomaston Federal
Savings Bank is a federal savings bank organized under the laws of the United States. The Office of Thrift Supervision (the "OTS"), as well as the FDIC, regularly examine the operations of Thomas Federal Savings Bank. These regulatory agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the deposits of the bank and thrift subsidiaries are insured by the FDIC to the maximum extent provided by law. The bank and thrift institutions are also subject to numerous state and federal statutes and regulations that affect their businesses, activities and operations, and they are supervised and examined by one or more state or federal bank regulatory agencies.

     Prompt  Corrective  Action.  The  Federal  Deposit  Insurance   Corporation
Improvement  Act of 1991  establishes  a system of prompt  corrective  action to resolve the  problems of  undercapitalized  financial  institutions.  Under this system, federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 1999, we qualified for the well-capitalized category.

     Federal banking regulators are required to take some mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. An institution in any of the undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan up to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The Federal Reserve regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

     FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions' insurance assessment rate. The system that takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. The assessment rate is adjusted quarterly and ranged from 1.16 cents to 1.22 cents per $100 of deposits in 1999.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     Community Reinvestment Act. The Community Reinvestment Act requires the appropriate federal regulator, in connection with their examinations of financial institutions within their jurisdiction, to evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. The appropriate federal regulator considers these factors in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the subsidiary financial institutions. Under the Gramm-Leach-Bliley Act, banks with aggregate assets of not more than $250 million will be subject to a Community Reinvestment Act examination only once every 60 months if the bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating and as needed if the rating is less than satisfactory. Additionally, under the Gramm-Leach-Bliley Act, banks will be required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

     Other Regulations. Interest and other charges collected or contracted for by the subsidiary financial institutions are subject to state usury laws and federal laws concerning interest rates. The loan operations of the subsidiary financial institutions are also subject to federal laws applicable to credit transactions, such as:

     o The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

     o The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

     o The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

     o The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

     o The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

     o The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

     The deposit operations of the Company's subsidiary financial institutions are subject to:

     o The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

     o The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy

     The Company and the Banks are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, the FDIC and Georgia Department of Banking and Finance, in the cases of Citizens Bank and First Flag Bank, and the FDIC and the OTS in the case of Thomaston Federal Savings Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies that is substantially similar to that adopted by the FDIC for banks under its jurisdiction.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consist of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consist of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1
Capital. At December 31, 1999, our consolidated ratio of total capital to risk-weighted assets was 12.50% and our consolidated ratio of Tier 1 Capital to risk-weighted assets was 11.20%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 1999, our consolidated leverage ratio was 8.60%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

     The Company and the Banks are subject to other capital guidelines issued by the Georgia Department of Banking and Finance, the Office of Thrift Supervision and the Federal Reserve, which provide for minimum ratios of total capital to total assets.

     Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "--Prompt Corrective Action."

Payment of Dividends

     The Company is a legal entity separate and distinct from its subsidiary financial institutions. The principal source of the Company's cash flow, including cash flow to pay dividends to its shareholders, is dividends that its subsidiary financial institutions pay to it. Statutory and regulatory limitations apply to the ability of the subsidiary financial institutions to pay dividends to the Company as well as to the Company's payment of dividends to its shareholders.

     If, in the opinion of the federal banking regulator, the subsidiary financial institutions were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "--Prompt Corrective Action" below.

     The Georgia Department of Banking and Finance regulates the dividend payments of Citizens Bank and First Flag Bank and must approve dividend payments that would exceed 50% of the net income of Citizens Bank and First Flag Bank for the prior year. The OTS similarly regulates the ability of Thomaston Federal Savings Bank to pay dividends to the Company. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

     At December 31, 1999, the Banks were able to pay approximately $2,269,000 in dividends to the Company without prior regulatory approval.

Restrictions on Transactions with Affiliates

     The Company and the Banks are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

     o    loans or extensions of credit to affiliates;

     o    investment in affiliates;

     o the purchase of assets from affiliates, except for real and personal property exempted by the Federal Reserve;

     o loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

     o any guarantee, acceptance or letter of credit issued on behalf of an affiliate.

     The aggregate of all of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Company must also comply with certain provisions designed to avoid the taking of low-quality assets.

     The Company and the Banks are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     The Banks are also subject to restrictions on extensions of credit to its executive officers, directors, certain principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Privacy

     The  Gramm-Leach-Bliley  Act also contains  provisions  regarding  consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions' own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to the consumer.

Proposed Legislation and Regulatory Action

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Polices

     Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operating in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Selected Statistical Information

     Selected statistical information is included in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations as set forth in Item 7 of this Annual Report on Form 10-K.

ITEM 2.  PROPERTIES

The Company and First Flag Bank

     The Company and First Flag Bank operate from a main office which contains approximately 28,400 square feet of usable office space and is located on approximately two acres of land at 101 North Greenwood Street, LaGrange, Georgia. First Flag Bank owns both the building and the land.

     First Flag Bank also operates three full-service branch offices and one limited-service drive-through facility in LaGrange, Troup County, Georgia. The first full-service office contains 2,700 square feet of office space on one acre of land located at 1795 West Point Road at Lee's Crossing in LaGrange. The second full-service office contains approximately 2,300 square feet of office space on 1.2 acres of land located at 1417 LaFayette Parkway in LaGrange. The one limited-service office contains 1,800 square feet of office space located at 306 Vernon Street in LaGrange . These two full-service office buildings and one limited-service drive through facility and accompanying land are owned by First Flag Bank. The third full-service branch office contains approximately 360 square feet of office space in the Winn-Dixie Marketplace grocery store at 908 Hogansville Road in LaGrange. This office is leased by First Flag Bank This office will discontinue its full-service operations on March 31, 2000.

First Flag Bank - Atlanta Division of First Flag Bank

     First Flag Bank, through its First Flag Bank - Atlanta division, operates a loan production office that contians approximately 2,460 square feet of office space at 3855 John's Creek Parkway, Suite B, in Suwanne, Forsyth County, Georgia. This office is leased by First Flag Bank.

FLAG Mortgage Division of First Flag Bank

     First Flag Bank, through its FLAG Mortgage division, owns one and leases four loan production offices located in Columbus, Macon and Newnan Georgia and Opelika and Phenix City, Alabama. The office space located in Columbus, Muscogee County, containing 5,952 square feet on .793 acres of land located at 5617 Princeton Road is currently owned by FLAG subsidiary, Thomaston Federal Savings Bank. The office space located in Macon, Bibb County, containing 1,200 square feet located at 130 Northcrest Boulevard, Suite C is leased by First Flag Bank. The office space located in Newnan, Coweta County, containing 1,200 square feet located at 3150 East Highway 34, Suite 305 is leased by First Flag Bank. The office located in Opelika, Lee County, containing 1,000 square feet located at 2106 Gateway Drive, Suite C is leased by First Flag Bank. The office located in Phenix City, Russell County, containing approximately 550 square feet located at 712 13th Street, Suite A is leased by First Flag Bank.

     First Flag Bank leases approximately 2, 760 square feet of office space at 5669 Whitesville Road, Suite A, Columbus, Muscogee County, Georgia, where its loan production office is located. This lease is anticipated to end in January 2000 with the consolidation of the FLAG Mortgage division of First Flag Bank.

     First Flag Bank leases approximately 2,500 square feet of office space at 205 North Lewis Street, Suites 2 and 3, LaGrange, Troup County, Georgia.

First Flag Bank - Hogansville Division of First Flag Bank

     First Flag Bank - Hogansville, formerly, The Citizens Bank operates one full-service branch office and one limited-service branch office in Hogansville, Troup County, Georgia. The full-service office contains 6,700 square feet of office space located at 111 High Street in Hogansville, Georgia. This office is owned by First Flag Bank. The limited-service office contains 400 square feet of office space in the Ingle's Supermarket store at 1890 East Main Street in Hogansville, Georgia. This office is leased by First Flag Bank.

Citizens Bank

     Citizens Bank operates four full-service branch offices in Vienna, Unadilla, Montezuma, and Cordele, Georgia . It also operates three limited-service branch offices in Byromville, Oglethorpe, and Pinehurst, Georgia.

     Of the four full-service branch offices, the first full-service office contains 10,500 square feet of office space on .85 acres of land located at 100 Union Street, Vienna, Dooly County, Georgia. The second full-service office contains 15,127 square feet of office space on 1.48 acres of land located at 2233 Pine Street, Unadilla, Dooly County, Georgia. The third full-service office contains 10,718 square feet of office space on 1.3 acres of land located at 102 West Railroad Street, Montezuma, Macon County, Georgia. These three full-service office buildings and accompanying land are owned by Citizens Bank. The fourth full-service office contains 2,000 square feet of office space located at 602 East 16th Avenue, Suite G., Cordele, Crisp County, Georgia. This office is leased by Citizens Bank.

     Of the three limited-service branch office, the first limited-service office contains 1,750 square feet of office space on .07 acres and is located on Main Street, Byromville, Dooly County, Georgia. The second limited-service office contains 2,500 square feet of office space on .6 acres of land and is located on 130 North Sumter Street, Oglethorpe, Macon County, Georgia. The third limited-service office contains 843 square feet of office space on .55 acres and is located on Fullington Avenue, Pinehurst, Dooly County, Georgia. The Oglethorpe and Pinehurst limited-service offices discontinued operations on December 31, 1999. These three limited-service offices and accompanying land are owned by Citizens Bank.

     Citizens Bank owns three warehouse/meeting facilities located in Vienna, Georgia, at the following locations: (1) 2nd Street, Vienna, Georgia with 4,100 square feet of space on .10 acres of land, (2) 3rd Street, Vienna, Georgia, with 2,940 square feet of office space on .09 acres of land, and (3) 3rd Street, Vienna, Georgia, with 1,755 square feet of office space on .05 acres of land. Citizens Bank purchased the connecting office located next to the .05 acres of land listed in (3) above and established the FLAG Loan Processing Office located at 111 South 3rd Street in Vienna, Georgia.

     Citizens Bank also owns an office parking lot containing .42 acres of land located at the corner of Union Street and 2nd Street, Vienna Georgia. A second lot, located at Fullington Avenue and Highway 41, Pinehurst, Georgia, is owned by Citizens Bank. A third lot containing 370 square feet of vacant building on
 .23 acres of land located at the corner of Fullington Avenue and Cyprus Avenue, Pinehurst, Georgia, is owned by Citizens Bank.

Bank of Milan Division of Citizens Bank

     Citizens Bank, through its Bank of Milan division, operates two full-service branch offices in Milan and McRae, Georgia. The first full-service office contains 5,124 square feet of office space on .18 acres of land located at 1 Mt. Zion Street, Milan, Telfair County, Georgia. This office is owned by Citizens Bank. The second full-service office contains 1,360 square feet of office space located at 850 East Oak Street in McRae, Telfair County, Georgia. This office is leased by Citizens Bank.

Empire Banking Company Division of Citizens Bank

     Citizens Bank, through its Empire Banking Company division, operates two full-service branch offices in Homerville and Waycross, Georgia and one limited-service branch office in Blackshear, Georgia. The first full-service office contains approximately 5,000 square feet and is located at 115 East Dame Avenue in Homerville, Clinch County, Georgia. This office also contains an additional 2,200 square feet of office space referred to as an operations building that is located at 115 East Dame Avenue. This office and accompanying building are owned by Citizens Bank. Citizens Bank also owns about .75 acres in paved parking lots near the Dame Avenue office. The second full-service office contains 3,500 square feet of office space located at 2110 Memorial Drive in Waycross, Ware County,Georgia. This office is owned by Citizens Bank. The limited-service office contains 1,159 square feet of office space located at 3586 Highway 84 E. in Blackshear, Pierce County, Georgia. This office is owned by Citizens Bank.

The Brown Bank Division of Citizens Bank

     Citizens Bank, through its Brown Bank division, operates three full-service branch offices in Metter and Cobbtown, Georgia and one limited-service branch office in Reidsville, Georgia. The first full-service office contains 12,000 square feet of office space, of which 6,000 is used for rental offices, on .17 acres of land with a paved parking lot on .34 acres of land located at 24-28 North Broad Street in Metter, Candler County, Georgia. The second full-service office contains 4,000 square feet of office space on .066 acres of land located at 1 Railroad Street in Cobbtown, Tattnall County, Georgia. The third full-service office has 6,000 square feet of office space located at 132 A. West Brazell Street in Reidsville, Tattnall County, Georgia. These two full-service offices are owned by Citizens Bank The limited-service office was formerly leased by Citizens. The limited-service office in Reidsville discontinued operations on September 30, 1999.

     Citizens Bank operates a full-service branch office through The Brown Bank division of Citizens Bank named First Flag Bank - Statesboro. The full-service office contains 1,568 square feet of office space located at 302 South Zetterower Avenue in Statesboro, Bulloch County, Georgia. This office is owned by Citizens Bank.

     Citizens Bank has agreed to sell its branch offices located in Metter, Cobbtown and Statesboro, Georgia to Pineland State Bank. Under the terms of the agreement, the Company will sell the fixed assets, deposits and all loans of the three branch locations. The sale is projected to close prior to the end of the third quarter of 2000, subject to approval by appropriate regulatory authorities.

Thomaston Federal Savings Bank

     Thomaston Federal Savings Bank operates one full-service main office in Thomaston, Upson County, Georgia The full-service office contains 18,600 square feet of office space on 1.39 acres of land located at 206 North Church Street. This office is owned by Thomaston Federal Savings Bank.

The Eagle's Landing Center

     The Company's Corporate Operations Center, The Eagle's Landing Center, contains 10,000 square feet of office space located at 235 Corporate Center in Stockbridge, Henry County, Georgia. This center is leased by the Company.

     All of the Company's offices are in good condition and are adequate for the Company's current and foreseeable needs.

     The Company is unaware of any potential environmental liability that it may incur in connection with any properties or other assets owned by it.

     The net book value of the Company's investment in land, premises, furniture, fixtures and equipment totaled approximately $18.4 million at December 31, 1999. The Company owns most of its data processing equipment.

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

     As previously reported, First Flag Bank purchased certain warehouse loans of Gulf Properties Financial Services, Inc., a residential mortgage broker. The loans that Gulf Properties sold to First Flag Bank were fraudulent. Gulf Properties filed Chapter 11 bankruptcy on December 30, 1998. First Flag Bank is serving on the creditors' committee and is assisting in the liquidation of assets, which will be distributed on a pro rata basis among the creditors. First Flag Bank is also pursing a claim under its fidelity bond regarding this matter. The perpetrators of the fraud have pled guilty to criminal charges and have been sentenced to prison. First Flag Bank obtained a restitution order as part of the criminal sentence. First Flag Bank's exposure as a result of the fraud is approximately $3 million, a significant portion of which may be covered by the

Bank's fidelity bond. Several other banks also purchased fraudulent loans from Gulf Properties and the total amount of exposure of all banks is approximately $32 million. The assets of Gulf Properties are being liquidated in bankruptcy and distributed to creditors on a pro rata basis.

     As previously reported, Tad Moore Golf, Inc. is a borrower of First Flag Bank. An investor in Tad Moore Golf, Inc., who is also a lender to Tad Moore Golf, Inc., has sued First Flag Bank in Southern District Court in New York alleging that First Flag Bank fraudulently induced the investor into allegedly subordinating his loan to the loan of First Flag Bank. The investor is also a borrower of First Flag Bank. The plaintiff is claming $1.6 million in consequential damages and $10 million in punitive damages. First Flag Bank has succeeded in having the venue of this matter transferred from New York to United States District Court in Newnan, Georgia. The Bank intends to vigorously defend this claim and pursue counterclaims against the investor.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted by the Company to a vote of its shareholders during the fourth quarter of 1999.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         The Company's common stock is traded on the Nasdaq Stock Market under the symbol "FLAG." The Company had 8,222,905 shares of Common Stock outstanding and 953 shareholders of record as of March 17, 2000.

         The following table sets forth the high and low closing sales prices of the Company's Common Stock, as reported by Nasdaq, for each quarter for the past two fiscal years and the cash dividends per share of the Common Stock paid by the Company during such fiscal quarters.


                                                              Cash
                                                            Dividends
Quarter Ended              High             Low             Per Share
-------------              ----             ---             ---------
March 31, 1998             $14.33           $11.92            $0.04
June 30, 1998              $19.00           $12.67            $0.05
September 30, 1998         $19.38           $12.75            $0.05
December 31, 1998          $14.63           $10.25            $0.06

March 31, 1999             $11.81           $ 9.13            $0.06
June 30, 1999              $11.00           $ 9.19            $0.06
September 30, 1999         $10.38           $ 7.50            $0.06
December 31, 1999          $ 8.63           $ 6.38            $0.06

ITEM 6.       SELECTED FINANCIAL DATA


   (In thousands except per share data)

                                                       1999           1998           1997          1996         1995
                                                       ----           ----           ----          ----         ----
   FOR THE YEAR
   Net interest income                          $         26,490          25,952        23,272       21,189        19,647
   Provision for loan losses                               4,656           3,475         1,702        4,566         1,532
   Noninterest income                                     10,072           9,952         8,578        7,636         6,043
   Noninterest expense                                    30,615          28,882        22,567       21,053        17,353
   Income taxes                                               78             708         2,305          798         2,014
   Net earnings                                 $          1,213           2,839         5,276        2,409         4,792

   PER COMMON SHARE
   Basic earnings per share                     $            .15             .35           .64          .29           .60
   Diluted earnings per share                                .15             .34           .64          .29           .60
   Cash dividends declared                                   .24             .20           .13          .11           .11
   Book value                                   $           6.43            6.92          6.51         5.93          5.79

   AT YEAR END
   Loans, net                                   $        419,079         424,660       399,725      348,417       314,588
   Earning assets                                        521,452         568,133       538,008      470,664       435,663
   Assets                                                587,870         635,192       595,468      520,472       484,909
   Deposits                                              483,987         521,671       485,174      438,292       396,927
   Stockholders' equity                         $         53,197          56,869        53,276       48,489        46,207
   Common shares outstanding                               8,273           8,223         8,187        8,182         7,986

   AVERAGE BALANCES
   Loans                                        $        449,689         435,422       374,065      331,095       308,702
   Earning assets                                        556,577         576,245       496,195      451,072       430,884
   Assets                                                617,764         624,487       549,025      494,173       468,418
   Deposits                                              496,998         505,337       456,713      412,585       378,064
   Stockholders' equity                         $         55,365          55,337        50,991       47,543        44,231
   Weighted average shares outstanding                     8,258           8,218         8,182        8,148         8,129

   KEY PERFORMANCE RATIOS
   Return on average assets                                 .20%            .45%          .96%         .49%         1.02%
   Return on average stockholders' equity                  2.19%           5.13%        10.35%        5.07%        10.83%
   Net interest margin, tax equivalent basis               4.90%           4.56%         4.74%        4.68%         4.56%
   Dividend payout ratio                                 153.50%          49.49%        17.66%       38.83%        18.88%
   Average equity to average assets                        8.96%           8.86%         9.29%        9.62%         9.44%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     FLAG Financial Corporation ("FLAG") is a multi-bank holding company that owns 100 percent of the common stock of First Flag Bank , formerly First Federal Savings Bank of LaGrange ("First Flag"), Citizens Bank ("Citizens") and Thomaston Federal Savings Bank ("Thomaston"), (collectively, the "Banks"). First Flag is a commercial bank doing business in West Central Georgia. Thomaston is a federally chartered thrift that serves Upson and surrounding counties in Middle Georgia. Citizens is a commercial bank that serves Dooly, Macon, Crisp and surrounding counties in Middle Georgia. Citizens also serves, through its Milan, Brown and Empire divisions; Dodge, Telfair, Candler, Clinch and Ware counties in Middle and South Georgia. The Banks are full-service, retail oriented community banks primarily engaged in retail banking, small business, residential and commercial real estate lending, and mortgage banking.

     The following discussion focuses on significant changes in the financial condition and results of operations of FLAG and the Banks during the three years ended December 31, 1999. This discussion and the financial information contained herein are presented to assist the reader in understanding and evaluating the financial condition, results of operations, and future prospects of FLAG and should be read as a supplement to and in conjunction with the Consolidated Financial Statements and Related Notes.

Capital Issues

     Effective June 3, 1998, FLAG declared a 3-for-2 stock split. All per share amounts and prices have been restated to reflect this stock split as if it had occurred at the beginning of the earliest period presented.

     During the fourth quarter of 1999, FLAG implemented a stock repurchase program. FLAG intends to purchase shares, not to exceed 57,500 shares, from time to time at certain prices. As of December 31, 1999, a total of 7,500 shares had been repurchased and is being held as treasury stock. As of March 17, 2000, a total of 52, 500 shares had been repurchased.

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

     Effective December 11, 1998, FLAG completed the acquisition of Empire Banking Corp., the parent company of the $70 million Empire Banking Company of Homerville, Georgia. FLAG issued approximately 1.1 million shares of its common stock in connection with this acquisition.

     Effective December 31, 1998, FLAG completed the acquisition of the $31 million Brown Bank in Metter, Georgia. FLAG issued approximately 255,000 shares of its common stock in connection with this acquisition.

     Effective August 31, 1999, FLAG acquired, for approximately 1.2 million shares of its common stock, all of the outstanding stock of Thomaston, a $55 million thrift located in Thomaston, Georgia.

     Effective September 30, 1999, FLAG acquired, for approximately 575,000 shares of its common stock, all of the outstanding stock of First Hogansville Bankshares, Inc., the holding company of the $31 million Citizens Bank, located in Hogansville, Georgia.

     These acquisitions were accounted for as poolings of interests and, accordingly, the consolidated financial statements and management's discussion and analysis for all periods have been restated to include the financial position and results of operations as if the combinations had occurred at the beginning of the earliest period presented.

Subsequent Event

     On March 6, 2000, FLAG entered into an agreement to sell certain branch locations of Citizens in Metter, Cobbtown and Statesboro, Georgia. The sale agreement provides for a net sales price of approximately $3.2 million and includes all deposit liabilities, loans and premises and equipment of these branches. This branch sale is subject to various regulatory approvals.

Year 2000 Issues

     FLAG did not experience any material disruptions in its operations or activities as a result of the "Year 2000" problem. In addition, FLAG is not aware that any of their suppliers or customers has experienced any material disruptions in their operations or activities. FLAG does not expect to encounter any such problems in the foreseeable future, although we continue to monitor our computer operations for signs of such problems.

     It is possible, however, that if Year 2000 problems are incurred by FLAG's customers, such problems could have a negative impact on future operations and financial performance, although we have not identified any such problems among our customers or suppliers. Furthermore, the Year 2000 problem may impact other entities with which FLAG transacts business and FLAG cannot predict the effect of the Year 2000 problem on such entities or resulting effect on FLAG.

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

     Net interest income increased 2.07% in 1999, from $26.0 million in 1998 to $26.5 million in 1999. Net interest income increased 11.5% in 1998 compared to 1997.

     Total interest income decreased 3.9% in 1999 and increased 13.4% in 1998. Interest expense decreased approximately 10.1% in 1999 and increased 15.4% in 1998. The interest expense variances from year to year have been primarily influenced by the average balances of interest-bearing liabilities (see Tables 1 & 2).

Table 1 - Consolidated Average Balances, Interest, and Rates - Taxable Equivalent Basis (dollars in thousands)

                                                               Years Ended December 31,
                         ----------------------------------------------------------------------------------------------------
                                       1999                              1998                             1997
                         ----------------------------------------------------------------------------------------------------
                                     Interest   Weighted               Interest   Weighted               Interest    Weighted
                          Average     Income/    Average      Average   Income/    Average     Average    Income/     Average
                          Balance     Expense     Rate        Balance   Expense     Rate       Balance    Expense     Rate
                         ----------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Loans..............   $ 449,689      43,131      9.59%      435,422   43,156      9.91%       374,065     37,704     10.08%
  Taxable investment
   securities........      83,485       5,170      6.19%       97,159    5,886      6.06%        96,459      6,070      6.29%
  Tax-free investment
   securities........      11,324         990      8.74%       12,448      947      7.61%        10,302        753      7.31%
  Interest-bearing deposits
    in other banks...       6,576         361      5.49%        9,603      459      4.78%         5,147        333      6.47%
  Federal funds sold.       5,503         277      5.03%       21,613    1,046      4.84%        10,222        528      5.17%
                            -----         ---      ----        ------    -----      ----         ------        ---      ----
Total interest-
     earning assets..     556,577      49,929      8.97%      576,245   51,494      8.94%       496,195     45,388      9.15%
Other assets.........      61,187                              48,242                            52,830
                         --------                            --------                          --------
    Total assets.....   $ 617,764                             624,487                           549,025
                          =======                             =======                           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand
     deposits........   $  59,000         996      1.69%       60,950    1,254      2.06%        86,047      2,309      2.68%
  Savings deposits ..      70,332       2,069      2.94%       69,440    2,225      3.20%        31,980        844      2.64%
  Other time deposits     309,484      16,527      5.34%      319,475   18,460      5.78%       291,091     16,824      5.78%
  Federal funds purchased   4,697         240      5.11%        1,238       60      4.85%         1,287         86      6.68%
  FHLB advances and
     other borrowings      52,122       2,831      5.43%       56,854    3,221      5.66%        30,896      1,799      5.82%

Total interest-
      bearing liabilities 495,635      22,663      4.57%      507,957   25,220      4.96%       441,301     21,862      4.95%
Noninterest bearing
     demand deposits.      58,182                              55,472                           47,595
Other liabilities....       8,582                               6,721                            9,138
Stockholders' equity.      55,365                              55,337                           50,991
                        ---------                            --------                          --------
   Total liabilities and
    stockholders' equity $617,764                             625,487                           549,025
                          =======                             =======                           =======
Tax-equivalent adjustment                 776                              322                                254
                                          ---                              ---                                ---
Net interest income..                  26,490                           25,952                             23,272
                                       ======                           ======                             ======
Interest rate spread.                              4.40%                            3.97%                               4.19%
Net interest margin..                              4.90%                            4.56%                               4.74%
Interest-earning assets/
 interest-bearing liabilities                        112%                             113%                                112%

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

     Table 1 presents for the three years ended December 31, 1999, average balances of interest-earning assets and interest-bearing liabilities and the weighted average interest rates earned and paid on those balances. In addition, interest rate spreads, net interest margins and the ratio of interest-earning assets versus interest-bearing liabilities for those years are presented. Average interest-earning assets were $556.6 million in 1999 versus $576.2 million in 1998, and $496.2 million in 1997. Average interest-bearing liabilities were $495.6 million in 1999 versus $508.0 million in 1998 and $441.3 million in 1997. The interest rate spread was 4.40% in 1999 versus 3.97% in 1998 and 4.19% in 1997, while the net interest margin was 4.90% in 1999, 4.56% in 1998 and 4.74% in 1997.

     Table 2 shows the change in net interest income from 1999 to 1998 and from 1998 to 1997 due to changes in volumes and rates.

Table 2 - Rate/Volume Variance Analysis - Taxable Equivalent Basis (dollars in thousands)

                                                                 Years Ended December 31,
                                                ---------------------------------------------------------
                                                   1999 Compared to 1998          1998 Compared to 1997
                                    `          -----------------------------   ---------------------------
                                                            Rate/      Net                 Rate/    Net
                                                Volume      Yield     Change   Volume      Yield   Change
                                                ------      -----     ------   ------      -----   ------
Interest income:
  Loans .................................... $  1,388      (1,413)      (25)    6,081      (629)    5,452
  Taxable investment securities ............     (847)        131      (716)       42      (226)     (184)
  Tax-free investment securities ...........      (98)        141        43       163        31       194
  Interest-bearing deposits in
    other banks ............................     (166)         68       (98)      213       (87)      126
  Federal funds sold .......................     (811)         42      (769)      551       (33)      518
                                                 ----          --      ----       ---       ---       ---
     Total interest income .................     (534)     (1,031)   (1,565)    7,050      (944)    6,106

Interest expense:
  Interest bearing demand deposits .........      (40)       (218)     (258)     (516)     (539)   (1,055)
  Savings deposits .........................       29        (185)     (156)    1,200       181     1,381
  Other time deposits ......................     (577)     (1,356)   (1,933)    1,640        (4)    1,636
  Federal funds purchased ..................      168          12       180        (2)      (24)      (26)
  FHLB advances and other borrowings .......     (268)       (121)     (389)    1,470       (49)    1,421
                                                 ----        ----      ----     -----       ---     -----
     Total interest expense ................     (688)     (1,868)   (2,556)    3,792      (435)    3,357
                                                 ----      ------    ------     -----      ----     -----
Net interest income.......................   .$   154         837       991     3,258      (509)    2,749
                                                =====         ===       ===     =====      ====     =====


Noninterest Income

     Other income increased to $10.1 million in 1999 from $10.0 million in 1998 and $8.6 million in 1997. The increases in other income in 1999 and 1998 resulted from increased gains on the sale of investment securities and increased fee income related to transaction deposit accounts, respectively.

     Gain on sales of investment securities increased to $1,148,000 in 1999 versus $273,000 in 1998 and $179,000 in 1997. The increase in gain on sales of investment securities in 1999 primarily resulted from gains on the sale of the Company's holdings in Towne Services, Inc.

     Fees and service charges on deposits decreased to $4.6 million in 1999 from $5.4 million in 1998 and $5.0 million in 1997.

Noninterest Expenses

     Salary and employee benefits increased to $15.1 million in 1999 from $13.4 million in 1998 and $11.4 million in 1997. This increase in 1999 was primarily due to additional staffing requirements, the use of temporary employees for special projects and the improvement of our employee benefit package. The benefits currently offered are, in the opinion of management, necessary to effectively compete in hiring and maintaining a quality staff. Management also believes consolidation efficiencies will continue to be realized and reduce the need for some personnel.

     Occupancy expenses decreased to $4.1 million in 1999 from $4.4 million in 1998 and $3.9 million in 1997. The decrease in 1999 occupancy expense was the result of a decrease in depreciation on certain fixtures and equipment, partially offset by an increase in expenses related to the operations center at Eagle's Landing. The increase in occupancy expense in 1998 was due to an increase in the number of branch locations.

     Other expenses were $11.4 million in 1999 versus $11.0 million in 1998 and $7.3 million in 1997. The increase in other operating expenses from 1998 to 1999 was due to certain merger-related expenses, and an increase in data processing expense. This increase in data processing expense was due to Year 2000 expenses and certain conversion costs recognized in 1999. The increase in other expenses in 1998 compared to 1997 was due to certain merger-related expenses.

Investment Securities

     The composition of the investment securities portfolio reflects management's strategy of maintaining an appropriate level of liquidity, while providing a relatively stable source of income. The portfolio also provides a balance to interest rate risk and credit risk in other categories of FLAG's balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and providing securities to pledge as required collateral for certain deposits.

     Investment securities decreased $8.1 million to $89.6 million at December 31, 1999 from $97.6 million at December 31, 1998. At December 31, 1999, $73.3 million, approximately 82% of investment securities outstanding, was classified as available-for-sale, while the remainder was classified as held-to-maturity. The overall decrease in the amount of investments was due to sale of investment securities, maturities and paydowns. At December 31, 1999, gross unrealized gains in the total portfolio amounted to $781,000 and gross unrealized losses amounted to $3,012,000.

     Table 3 reflects the carrying amount of the investment securities portfolio for the past three years.

Table 3 - Carrying Value of Investments
     (dollars in thousands)

                                                        December 31,
                                                1999      1998      1997
                                                ----      ----      ----
Securities held-to-maturity:
   U.S. Treasuries and agencies .............$10,178    11,624    21,802
   State, county and municipal ..............  2,997     3,111     6,108
   Mortgage-backed securities ...............  2,318     1,127     3,445
   Collateralized mortgage obligations ......    751     1,037     1,788

Securities available-for-sale:
  U.S. Treasuries and agencies .............. 18,877    22,002    40,879
  Corporate debt securities .................   --         999       999
  State, county and municipal ...............  8,732     9,767    18,499
  Mortgage-backed securities ................ 22,376    32,541    54,917
  Trust Preferred Securities ................  7,431      --        --
  Collateralized mortgage obligations ....... 14,264    11,520    25,784
  Equity securities .........................  1,631     3,895     5,340
                                               -----     -----     -----
            Total ...........................$89,555    97,623   179,561
                                             =======    ======   =======



Carrying Value of investments

     The December 31, 1999 market value of securities held to maturity, as a percentage of amortized cost, was 98%, down from 104% at December 31, 1998. The market value of the securities held-to-maturity will change as interest rates change and such unrealized gains and losses will not flow through the earnings statement unless the related securities become permanently impaired or they are called at prices which differ from the carrying value at the time of the call.

Loans

     Gross loans receivable decreased by approximately $4.8 million in 1999 to $426.1 million from $430.9 million at December 31, 1998. This decrease was the result of declines in commercial, financial and agricultural loans, installment loans and lease financing loans, partially offset by an increase in real estate construction and real estate mortgages. As shown in Table 4, real estate construction and real estate mortgage loans increased approximately $25.0 million, commercial, financial and agricultural loans decreased approximately $4.0 million, installment loans decreased approximately $23.2 million and lease financing receivables decreased approximately $2.4 million.

Table 4 - Loan Portfolio
(dollars in thousands)

                                                                             December 31,
                                    -------------------------------------------------------------------------------------------
                                         1999              1998               1997               1996              1995
                                    -------------------------------------------------------------------------------------------
                                            Percent            Percent            Percent            Percent           Percent
                                    Amount  of Total  Amount   of Total  Amount   of Total   Amount  of Total  Amount  of Total
                                    ------  --------  ------   --------  ------   --------   ------  --------  ------  --------
Commercial/financial/agricultural $117,728   27.6%   $121,744   28.3%    $76,673   18.9%     60,778    20.0%   53,244   16.8%
Real estate construction.......     43,602   10.2%     31,814    7.4%     13,864    3.4%     10,784     3.5%   19,906    6.3%
Real estate mortgage...........    218,920   51.4%    205,753   47.8%    266,837   65.8%    191,478    62.9%  193,446   61.1%
Installment loans to individuals    40,620    9.5%     63,869   14.8%     38,679    9.5%     33,744    11.1%   42,755   13.5%
Lease financings...............      5,226    1.2%      7,674    1.8%      9,308    2.3%      7,723     2.5%    7,404    2.3%
                                   --------------------------------------------------------------------------------------------
     Total loans...............    426,096    100%    430,854    100%    405,361    100%    304,507     100%  316,755    100%
Less:
Allowance for loan losses......      7,017              6,194              6,636              6,384             3,960
                                   --------------------------------------------------------------------------------------------
     Total net loans...........   $419,079            424,660            399,725            298,123           312,795
                                   ============================================================================================


     Table 5 represents the expected maturities for commercial, financial, and agricultural loans and real estate construction loans at December 31, 1999. The table also presents the rate structure for these loans that mature after one year.

Table 5  - Loan Portfolio Maturity
(dollars in thousands)

                                                                                                Rate Structure for Loans
                                                 Maturity                                        Maturity Over One Year
                                  ---------------------------------------------------------------------------------------------
                                               Over One Year
                                  One Year        Through        Over Five               Floating or Adjustable   Predetermined
                                   or Less       Five Years        Years        Total         Interest Rate             Rate
                                   -------       ----------        -----        -----         -------------             ----
Commercial, financial, and
   agricultural...............  $  58,090          26,424          33,214      117,728           30,681               28,957
Real estate - construction ....    37,187           3,600           2,815       43,602            6,403                   12
                                   ------           -----           -----       ------            -----                   --
                                $ $95,277          30,024          36,029      161,330           37,084               28,969
                                  =======          ======          ======      =======           ======               ======



Provision and Allowance for Loan Losses

     Table 6 presents an analysis of activities in the allowance for loan losses for the past five years. An allowance for possible losses is provided through charges to FLAG's earnings in the form of a provision for loan losses. The provision for loan losses was $4,656,000 in 1999, $3,475,000 in 1998 and $1,702,000 in 1997. The increase in the provision in 1999 compared to 1998 was due to provisions made for certain lease financing receivables booked prior to 1999, as well as various commercial and agricultural credits. These commercial and agricultural credits included provisions for a large residential construction company as well as for certain timber and agricultural loans. The large increase in the provision for loan losses from 1997 to 1998 is directly attributable to Gulf Properties Financial, Inc. (Gulf Properties). First Flag had provided a warehouse line to Gulf Properties with which Gulf Properties would originate loans and sell them to First Flag. During 1998, it was discovered that certain loans would not be collectible. Provisions relating to Gulf Properties totaled $2,000,000 in 1998. During 1999, we continued to pursue collection of Gulf Properties through legal proceedings as well as claims made through our insurance carrier. Management feels that adequate provisions have been made on behalf of Gulf Properties in view of our collection efforts to date. Management determines the level of the provision for loan losses based on outstanding loan balances, the levels of nonperforming assets, and reviews of assets classified as substandard, doubtful, or loss and larger credits, together with an analysis of historical loss experience, and current economic conditions. The increased loan loss provision for 1999 can also be attributed to management's continued emphasis on improved credit administration, an increase in quality internal loan review and management's conservative approach to loan loss reserve methodology.

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

     As shown in Table 6, the year-end allowance for loan losses increased to $7.0 million at December 31, 1999, from $6.2 million at December 31, 1998. The allowance for loan losses was $5.6 million at December 31, 1997. The increase in the allowance at December 31, 1999 was due primarily to the increased provisions associated with increased classifications attributed to management's continued focus on asset quality and loan review. The increase in the allowance for losses in 1998 was primarily due to the provision made for Gulf Properties. Total charge-offs were $4.1 million in 1999, $3.3 million in 1998, and $3.4 million in 1997. The allowance for loan losses was 1.67% of net outstanding loans at December 31, 1999, versus 1.46% of net outstanding loans at December 31, 1998, and 1.41% of net outstanding loans at December 31, 1997.

     Management believes that the allowance for loan losses is both adequate and appropriate. However, the future level of the allowance for loan losses is highly dependent upon loan growth, loan loss experience, and other factors, which cannot be anticipated with a high degree of certainty.

Table 6 - Analysis of the Allowance for Loan Losses
(dollars in thousands)

                                                                 Years Ended December 31,
                                                   ----------------------------------------------------
                                                   1999        1998        1997        1996        1995
                                                   ----        ----        ----        ----        ----
Average net loans ...........................   $449,689     435,422     374,065     331,589     261,031
Allowance for loan losses, beginning
  of the period .............................      6,194       5,637       7,051       3,960       3,455
Charge-offs for the period:
  Commercial/financial/agricultural .........        722       1,834         328         828         464
  Real estate construction loans ............       --          --          --            24          23
  Real estate mortgage loans ................      1,305         296         242         433         452
  Installment loans to individuals ..........      1,007         818         349         309         277
  Lease financings ..........................      1,056         314       2,465        --          --
                                                   -----         ---       -----        ----        ----
Total charge-offs ...........................      4,090       3,262       3,384       1,594       1,216
                                                   -----       -----       -----       -----       -----
Recoveries for the period:
  Commercial/financial/agricultural .........         46          77           7        --            78

  Real estate construction loans ............       --            --          --        --          --

  Real estate mortgage loans ................         60          52         106        --          --
  Installment loans to individuals ..........        149         165         155         119         112
  Lease financings ..........................          2          50        --          --          --
                                                     ---         ---        ---         ---         ---
     Total recoveries .......................        257         344         268         119         190
                                                     ---         ---         ---         ---         ---
       Net charge-offs for the period .......      3,833       2,918       3,116       1,475       1,026
Provision for loan losses ...................      4,656       3,475       1,702       4,566       1,515
                                                   -----       -----       -----       -----       -----
Allowance for loan losses, end of period ....   $  7,017       6,194       5,637       7,051       3,944
                                                ========       =====       =====       =====       =====
Ratio of allowance for loan losses to total
  net loans outstanding .....................       1.67%       1.46%       1.41%       2.37%       1.26%
Ratio of net charge-offs during the period to
  average net loans outstanding during the
   period ......................................    0.85%       0.67%       0.83%       0.44%       0.39%

Asset Quality

     At December 31, 1999, non-performing assets totaled $15.8 million compared to $10.8 million at year-end 1998. The increase in 1999 is primarily attributed to the increase in loans on non-accrual as well as loans past due 90 days and still accruing. As part of the Company's renewed credit culture, a special assets division has been established for the purpose of managing all nonperforming assets. The primary concentration of nonaccrual loans reside with several agri-business concerns as well as construction loans attributed to one particular relationship. There were no commitments to lend additional funds to customers with loans on nonaccrual at December 31, 1999. Table 7 summarizes the non-performing assets for each of the last five years.


Table 7 - Risk Elements
(dollars in thousands)

                                                                     December 31,
                                                 ------------------------------------------------------
                                                   1999        1998         1997      1996         1995
                                                 ------------------------------------------------------
Loans on nonaccrual......................      $  12,118       7,729       6,501      9,132       3,394
Loans past due 90 days and still accruing          2,775         813         701      1,762         749
Other real estate owned..................            939       2,251       1,040      1,085         975
                                                 ------------------------------------------------------
Total non-performing assets..............      $  15,832      10,793       8,242     11,979       5,118
                                                 ======================================================
Total non-performing loans as a
     percentage of net loans.............           3.78%       2.54%       2.06%      4.02%       1.64%
                                                 ======================================================

Risk Elements

     There may be additional loans within FLAG's loan portfolio that may become classified as conditions may dictate; however, management was not aware of any such loans that are material in amount at December 31, 1999. At December 31, 1999, management was unaware of any known trends, events, or uncertainties that will have, or that are reasonably likely to have a material effect on the Banks' or FLAG's liquidity, capital resources, or operations.

Deposits

     Total deposits decreased approximately $37.7 million during 1999, totaling $484.0 million at December 31, 1999 versus $521.7 million at December 31, 1998. Total deposits decreased during 1999 from levels of 1998 due primarily to management's restructuring of First Flag's balance sheet through decreased reliance on larger, volatile certificates of deposit and more emphasis on funding of core deposits. The maturities of time deposits of $100,000 or more issued by the Banks at December 31, 1999, are summarized in Table 8.

Table 8 - Maturities of Time Deposits Over $100,000
(dollars in thousands)

    Three months or less..................         $ 18,837
    Over three months through six months..           17,374
    Over six months through twelve months.           27,108
    Over twelve months....................           10,348
                                                     ------
                                                   $ 73,667
                                                     ======

     At December 31, 1999, the Banks were shareholders in the Federal Home Loan Bank of Atlanta ("FHLBA"). Through this affiliation, advances totaling $27.2 million were outstanding at rates competitive with time deposits of like maturities. Management anticipates continued utilization of this short- and long-term source of funds to minimize interest rate risk and to fund competitive fixed rate loans to customers.

Asset-Liability Management

     A primary objective of FLAG's asset and liability management program is to control exposure to interest rate risk (the exposure to changes in net interest income due to changes in market interest rates) so as to enhance its earnings and protect its net worth against potential loss resulting from interest rate fluctuations.

     Historically, the average term to maturity or repricing (rate changes) of assets (primarily loans and investment securities) has exceeded the average repricing period of liabilities (primarily deposits and borrowings). Table 9 provides information about the amounts of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 1999, that are expected to mature, prepay, or reprice in each of the future time periods shown (i.e., the interest rate sensitivity). As presented in this table, at December 31, 1999, the liabilities subject to rate changes within one year exceeded its assets subject to rate changes within one year. This mismatched condition subjects FLAG to interest rate risk within the one year period because the assets, due to their generally shorter term to maturity or repricing, are more sensitive to short-term interest rate changes than the liabilities. It is management's belief that the result of this position would be a decrease in net interest income if market interest rates rise and an increase in net interest income if market interest rates decline.

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

     Management has maintained positive ratios of average interest-earning assets to average interest-bearing liabilities. As represented in Table 1 this ratio, based on average balances for the respective years, was 112% in 1999, 113% in 1998 and 112% in 1997.

Table 9 - Interest Rate Sensitivity Analysis
(dollars in thousands)

                                                                     December 31, 1999
                                                                  Maturing or Repricing in
                                         --------------------------------------------------------------------------
                                                       Over 1 Year      Over 3 Years
                                         One Year        Through           Through          Over
                                          or Less        3 Years            5 Years        5 Years           Total
                                          -------        -------            -------        -------           -----
Interest-earning assets:
 Adjustable rate mortgages............  $ 96,555          10,226            4,736            7,436          118,953
 Fixed rate mortgages.................    84,868          35,935           13,436            2,536          136,775
 Other loans..........................   126,039          34,823            8,999            3,991          173,852
 Investment securities................    31,132          13,657           27,298           23,560           95,647
 Interest-bearing deposits
   in other banks and Federal funds sold   3,242               -                -                -            3,242
                                         ---------------------------------------------------------------------------
     Total interest-earning assets....   341,836          94,641           54,469           37,523          528,469
                                         --------------------------------------------------------------------------
Interest-bearing liabilities:
 Fixed maturity deposits..............   246,398          38,628           14,986              730          300,742
 NOW and money market demand
    accounts..........................    96,354               -                -                -           96,354
 Fed funds purchased..................    15,320               -                -                -           15,320
 Passbook accounts....................    28,378               -                -                -           28,378
 FHLB advances........................     6,675           4,370            5,712           10,416           27,173
                                        ---------------------------------------------------------------------------
Total interest-bearing liabilities....   393,125          42,998           20,698           11,146          467,967
                                         --------------------------------------------------------------------------
Interest rate sensitivity gap.........  (51,289)           51,643          33,771           26,377           60,502
Cumulative interest rate sensitivity
     gap............................. $ (51,289)             354           34,125           60,502
Cumulative interest rate sensitivity gap
      to total assets.................    (8.72)%           0.06%            5.80%          10.29%

     Table  10  represents  the  expected   maturity  of  the  total  investment
securities by maturity date and average yields based on amortized cost at December 31, 1999. It should be noted that the composition and maturity/repricing distribution of the investment portfolio is subject to change depending on rate sensitivity, capital needs, and liquidity needs.

Table 10 - Expected Maturity of Investment Securities
(dollars in thousands)


                                                                  After One But      After Five But
                                             Within One Year    Within Five Years   Within Ten Years     After Ten Years
                                             -------------------------------------------------------------------------------------
                                             Amount   Yield    Amount      Yield    Amount     Yield    Amount     Yield   Totals
                                             ------   -----    ------      -----    ------     -----    ------     -----   ------
Securities held-to-maturity:
     U.S. Treasuries and agencies ......   $   --         --    8,729       5.94%    1,449     6.21%      --         --    10,178
     State, county and municipals ......      209     10.59%      996       7.00%    1,655     7.69%      137      7.53%    2,997
     Mortgage-backed securities ........      482      5.16%       87       6.50%    1,347     6.08%      402      6.52%    2,318
     Collateralized mortgage obligations        4      8.80%       --          --      --         --      747      5.97%      751
                                                -      ----     -----       -----    -----     -----      ---      ----       ---
                                              695      6.82%    9,812       6.28%    4,451     6.72%    1,286      6.31%   16,244
                                              ---      -----    -----       -----    -----     -----    -----      -----   ------
Securities available-for-sale:
     U.S. Treasury and agencies ........    1,499      5.71%   12,235       5.74%    4,177     7.13%    1,536      6.07%   19,447
     State, county and municipals ......      882      6.75%    1,646       6.61%    1,739     6.34%    4,680      7.73%    8,947
     Equity securities .................    1,146      6.11%       --          --       --        --       --        --     1,146
     Mortgage-backed securities ........       91      7.65%    1,812       6.48%    1,147     5.074   19,865      5.74%   22,915
         Trust preferred securities ....     --          --        --          --      --        --     8,050      9.25%    8,050
     Collateralized mortgage obligations     --          --        --          --    7,865     5.76%    6,742      6.21%   14,607
                                            -----      -----    -----       -----    -----     ----     -----      ----    ------
                                            3,618      6.14%   15,693       5.91%   14,928     6.21%   40,873      6.86%   75,112
                                            -----      ----    ------       ----    ------     ---- -   -----      ----    ------
              Total ....................   $4,313      6.25%   25,505       6.06%   19,379     6.33%   42,159      6.84%   91,356
                                           ======      ====    ======       ====    ======     ====    ======      ====    ======

Liquidity

     The objective of liquidity management is to ensure that sufficient funding is available, at reasonable cost, to meet the ongoing operational cash needs of FLAG and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of FLAG to maintain a sufficient level of liquidity in all expected economic environments. Liquidity is defined as the ability of a bank to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining FLAG's ability to meet the daily cash flow requirements of the Banks' customers, both depositors and borrowers.

     The primary objectives of asset/liability management are to provide for adequate liquidity in order to meet the needs of customers and to maintain an optimal balance between interest-sensitive assets and interest-sensitive liabilities, so that FLAG can also meet the investment requirements of its shareholders as market interest rates change. Daily monitoring of the sources and use of funds is necessary to maintain a position that meets both requirements.

     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities. Mortgage loans held for sale totaled $3.5 million at December 31, 1999, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market. Real estate-construction and commercial loans that mature in one year or less amounted to $95.3 million, or 22%, of the total loan portfolio at December 31, 1999. Other short-term investments such as federal funds sold are additional sources of liquidity.

     The liability section of the balance sheet provides liquidity through depositors' interest bearing and non-interest bearing deposit accounts. Federal funds purchased, FHLBA advances and securities sold under agreements to repurchase are additional sources of liquidity and represent FLAG's incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet other short-term liquidity needs.

     As disclosed in FLAG's consolidated statements of cash flows included in the consolidated financial statements, net cash provided by operating activities was $16.8 million during 1999. The major sources of cash provided by operating activities are net income and the decrease in mortgage loans held for sale. Net cash provided by investing activities of $11.1 million was funded largely by proceeds from sales and maturities of investments and cash acquired in a branch acquisition, net of the premium paid. Net cash used by financing activities consisted primarily of a $46.5 million net decrease in deposits and a net decrease in FHLBA advances of $21.2 million.

     In the opinion of management, FLAG's liquidity position at December 31, 1999, is sufficient to meet its expected cash flow requirements. Reference should be made to the consolidated statements of cash flows appearing in the consolidated financial statements for the three-year analysis of the changes in cash and cash equivalents resulting from operating, investing and financing activities.

Capital Resources and Dividends

     Stockholders' equity at December 31, 1999, decreased 6.5% from December 31, 1998. This decline resulted from the increase in unrealized losses on securities available-for-sale. Dividends of $1.9 million or $.24 per share were declared in 1999, compared to $1.4 million or $.20 per share in 1998.

     Average stockholders' equity as a percent of total average assets is one measure used to determine capital strength. The ratio of average stockholders' equity to average total assets was 8.96% for 1999 and 8.86% for 1998. Table 11 summarizes these and other key ratios for FLAG for each of the last three years.

     The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") required federal banking agencies to take "prompt corrective action" with regard to institutions that do not meet minimum capital requirements. As a result of FDICIA, the federal banking agencies introduced an additional capital measure called the "Tier 1 risk-based capital ratio." The Tier 1 ratio is the ratio of core capital to risk adjusted total assets. Note 11 to the Consolidated Financial Statements presents a summary of FDICIA's capital tiers compared to FLAG's and the Banks' actual capital levels. The Banks exceeded all requirements of a "well-capitalized" institution at December 31, 1999.

Table 11 - Equity Ratios
                                          Years Ended December 31,
                                          ------------------------
                                         1999        1998       1997
                                        ----------------------------
Return on average assets...........        .20%       .45%      .96%
Return on average equity...........       2.19%      5.13%    10.35%
Dividend payout ratio..............     153.50%     49.49%    17.66%
Average equity to average assets...       8.96%      8.86%     9.29%

Provision for Income Taxes

     The provision for income taxes was $78,000 in 1999, versus $708,000 in 1998, and $2,350,000 in 1997. The effective actual tax rates for 1999, 1998, and 1997 (tax provision as a percentage of income before taxes) were 6%, 20%, and 30%, respectively. These tax rates are lower than the statutory Federal tax rate of 34% primarily due to interest income on tax exempt securities and general business credits. See FLAG's consolidated financial statements for an analysis of income taxes.

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

Recent Accounting Pronouncements

     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for
Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for hedging activities and for derivative instruments including derivative instruments embedded in other contracts. It requires the fair value recognition of derivatives as assets or liabilities in the financial statements. SFAS No. 133 is effective for all fiscal quarters in fiscal years beginning after June 15, 2000, but initial application of the statement must be made as of the beginning of the quarter. At the date of initial application, an entity may transfer any held-to-maturity security into the available-for-sale or trading categories without calling into question the entity's intent to hold other securities to maturity in the future. FLAG believes the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations or liquidity.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's net interest income and the fair value of its financial instruments (interest-earning assets and interest-bearing liabilities) are influenced by changes in market interest rates. The Company actively manages its exposure to interest rate fluctuations through policies established by its Asset/Liability Management Committee (the "ALCO"). The ALCO meets regularly and is responsible for approving asset/liability management policies, developing and implementing strategies to improve balance sheet positioning and net interest income and assessing the interest rate sensitivity of the Banks.

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

As of December 31, 1999, the Company was in compliance with its ALCO policy.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the registrant and report of independent auditors are included herein as follows:

                        [Porter Keadle Moore, LLP LOGO]

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors
FLAG Financial Corporation
Stockbridge, Georgia


We have audited the accompanying consolidated balance sheets of FLAG Financial Corporation and subsidiaries as of December 31, 1999 and 1998, and the related statements of earnings, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of FLAG's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1998 and 1997 financial statements of Thomaston Federal Savings Bank and the 1997 consolidated financial statements of Three Rivers Bancshares, Inc. and subsidiary, all of which were pooled with FLAG Financial Corporation in 1999 and 1998 as explained in note 2 to the
consolidated  financial  statements.   Those  statements  are  included  in  the
accompanying consolidated financial statements and reflect total assets of $53,619,000 as of December 31, 1998 and net earnings of $611,000 and $1,279,000 for the years ended December 31, 1998 and 1997, respectively. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to these amounts, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FLAG Financial Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                        /s/ Porter Keadle Moore, LLP

Atlanta, Georgia
January 28, 2000, except for note 18, as to which the date is March 6, 2000

                           FLAG FINANCIAL CORPORATION

                           Consolidated Balance Sheets

                           December 31, 1999 and 1998

                                     Assets
                                     ------
                                                                                                  1999          1998
                                                                                                  ----          ----
                                                                                                    (In Thousands)
Cash and due from banks, including reserve requirements
    of $3,487 and $2,207 ...................................................................   $  26,634       28,287
Federal funds sold .........................................................................         450       25,030
                                                                                                     ---       ------
           Cash and cash equivalents .......................................................      27,084       53,317

Interest-bearing deposits ..................................................................       2,792        3,577
Investment securities available-for-sale ...................................................      73,311       80,724
Investment securities held-to-maturity (fair value of
    $15,814 in 1999 and $17,105 in 1998) ...................................................      16,244       16,899
Other investments ..........................................................................       6,092        7,023
Mortgage loans held for sale ...............................................................       3,484       10,220
Loans, net .................................................................................     419,079      424,660
Premises and equipment, net ................................................................      18,392       17,772
Other assets ...............................................................................      21,392       21,000
                                                                                                  ------       ------
                                                                                               $ 587,870      635,192
                                                                                               =========      =======
                      Liabilities and Stockholders' Equity
                      ------------------------------------
Deposits:
    Demand .................................................................................   $  58,513       63,042
    Interest-bearing demand ................................................................      96,354      105,527
    Savings ................................................................................      28,378       29,936
    Time ...................................................................................     227,075      230,447
    Time, over $100,000 ....................................................................      73,667       92,719
                                                                                                  ------       ------
           Total deposits .................................................................      483,987      521,671
Federal funds purchased and repurchase agreements...........................................      15,320         --
Advances from Federal Home Loan Bank .......................................................      27,173       48,398
Other liabilities ..........................................................................       8,193        8,254
                                                                                                   -----        -----
           Total liabilities ...............................................................     534,673      578,323
                                                                                                 -------      -------


Stockholders' equity:
    Preferred stock (10,000,000 shares authorized; none issued and outstanding) ............        --           --
    Common stock ($1 par value, 20,000,000 shares authorized, 8,272,815 and
       8,223,231 shares issued in 1999 and 1998, respectively) .............................       8,273        8,223
    Additional paid-in capital .............................................................      11,342       11,306
    Retained earnings ......................................................................      34,754       35,403
    Accumulated other comprehensive income (loss) ..........................................      (1,120)       1,937
                                                                                                  ------        -----
                                                                                                  53,249       56,869

    Less: treasury stock, at cost; 7,500 shares in 1999 ....................................         (52)       --

           Total stockholders' equity.......................................................      53,197       56,869
                                                                                                  ------       ------
                                                                                               $ 587,870      635,192
                                                                                               =========      =======


See accompanying notes to consolidated financial statements.

                           FLAG FINANCIAL CORPORATION

                       Consolidated Statements of Earnings

              For the Years Ended December 31, 1999, 1998 and 1997

                                                                    1999          1998        1997
                                                                    ----          ----        ----
                                                                 (In Thousands Except Per Share Data)
Interest income:
    Interest and fees on loans ................................   $ 42,749      43,217     37,778
    Interest on investment securities .........................      5,765       6,450      6,495
    Interest -bearing deposits ................................        361         459        333
    Federal funds sold ........................................        278       1,046        528
                                                                       ---       -----        ---
           Total interest income ..............................     49,153      51,172     45,134
                                                                    ------      ------     ------
Interest expense:
    Deposits ..................................................     19,592      21,939     19,978
    Borrowings ................................................      3,071       3,281      1,884
                                                                     -----       -----      -----
           Total interest expense .............................     22,663      25,220     21,862
                                                                    ------      ------     ------

           Net interest income before provision for loan losses     26,490      25,952     23,272

Provision for loan losses .....................................      4,656       3,475      1,702
                                                                     -----       -----      -----

           Net interest income after provision for loan losses      21,834      22,477     21,570
                                                                    ------      ------     ------
Other income:
    Fees and service charges ..................................      4,633       5,424      4,978
    Gain on sales of investment securities ....................      1,148         273        179
    Gain on sale of trading securities ........................        286        --         --
    Unrealized gain on trading securities .....................        255        --         --
    Gain on sales of loans ....................................      2,086       2,429      2,321
    Gain (loss) on other real estate, net .....................       (382)         26        (83)
    Other .....................................................      2,046       1,800      1,183
                                                                     -----       -----      -----

           Total other income .................................     10,072       9,952      8,578
                                                                    ------       -----      -----
Other expenses:
    Salaries and employee benefits ............................     15,097      13,437     11,369
    Occupancy .................................................      4,134       4,407      3.911
    Other operating ...........................................     11,384      11,044      7,287
                                                                    ------      ------      -----

           Total other expenses ...............................     30,615      28,882     22,567
                                                                    ------      ------     ------

           Earnings before provision for income taxes .........      1,291       3,547      7,581

Provision for income taxes ....................................         78         708      2,305
                                                                        --         ---      -----

Net earnings ..................................................   $  1,213       2,839      5,276
                                                                  ========       =====      =====

Basic earnings per share ......................................   $    .15         .35        .64
                                                                  ========         ===        ===

Diluted earnings per share ....................................   $    .15         .34        .64
                                                                  ========         ===        ===


See accompanying notes to consolidated financial statements.

                           FLAG FINANCIAL CORPORATION

                 Consolidated Statements of Comprehensive Income

              For the Years Ended December 31, 1999, 1998 and 1997

                                                                                 1999          1998       1997
                                                                                 ----          ----       ----
                                                                                         (In Thousands)
Net earnings .................................................................   $ 1,213      2,839      5,276
                                                                                 -------      -----      -----
Other comprehensive income, net of tax:
    Unrealized gains (losses) on investment securities
       available-for-sale:
      Unrealized gains (losses) arising during the period,
         net of tax of $1,232, $1,302 and $302, respectively ..................   (2,101)     2,125        493
      Less:  reclassification adjustment for gains included in net
         earnings, net of tax of $436, $104 and $68, respectively .............     (712)      (170)      (111)

    Gain on trading securiteis included in
       net earnings, net of tax of $206                                             (335)         -          -
                                                                                    ----       ----       ----

Other comprehensive income (loss) ............................................    (3,057)     1,955        382
                                                                                  ------      -----        ---

Comprehensive income (loss) ..................................................   $(1,844)     4,794      5,658
                                                                                 -------      -----      -----


See accompanying notes to consolidated financial statements.

                           FLAG FINANCIAL CORPORATION

           Consolidated Statements of Changes in Stockholders' Equity

              For the Years Ended December 31, 1999, 1998 and 1997

                                                                                             A ccumulated
                                              Common Stock        Additional                     Other
                                            ---------------        Paid-in     Retained       Comprehensive   Treasury
                                           Shares      Amount      Capital     Earnings          Income         Stock       Total
                                           ------      ------      -------     --------          -------        -----       -----
                                                                      (In Thousands Except Share Data)
    Balance, December 31, 1996,
        as previously stated ............  6,515,593  $ 6,516       10,270      24,759            (347)           -        41,198

    Adjustment to reflect pooling
        of interests ....................  1,662,881    1,663          816       4,865             (53)           -         7,291
                                           ---------    -----          ---       -----             ---           ---        -----

    Balance, December 31, 1996 ..........  8,178,474    8,179       11,086      29,624            (400)           -        48,489
    Treasury stock activity of
        pooled entity ...................      8,646        8           51         -                -             -            59
    Proceeds from issuance of stock .....        173      -              1         -                -             -             1
    Change in unrealized loss on
        securities available-for-sale ...      -          -            -           -               382            -           382
    Net earnings ........................      -          -            -         5,276              -             -         5,276
    Dividends declared ..................      -          -            -          (931)             -             -          (931)
                                              ---        ---          ---         ----             ---           ---         ----

    Balance, December 31, 1997 ..........  8,187,293    8,187       11,138      33,969             (18)           -        53,276
    Treasury stock activity of pooled
        entity ..........................     26,265       26          104         -                -             -           130
    Proceeds from issuance of stock .....        173     -               1         -                -             -             1
    Exercise of  stock options ..........      9,500       10           63         -                -             -            73
    Change in unrealized gain
        (loss) on securities available-
        for-sale ........................      -         -            -            -             1,955            -         1,955
    Net earnings ........................      -         -            -          2,839              -             -         2,839
    Dividends declared ..................      -         -            -         (1,405)             -             -        (1,405)
                                              ---       ---          ---        ------             ---           ---        ------

    Balance, December 31, 1998 ..........  8,223,231    8,223       11,306      35,403           1,937            -        56,869

    Purchase of treasury stock ..........      -         -            -            -                -            (52)         (52)

    Exercise of stock options of
        pooled subsidiary ...............     38,175       38         -             -               -             -            38

    Exercise of stock options ...........     11,409       12           36          -               -             -            48

    Change in unrealized gain
        (loss) on securities available-
        for-sale ........................      -         -            -             -           (3,057)           -        (3,057)

    Net earnings ........................      -         -            -          1,213            -               -          1,213

    Dividends declared ..................      -         -            -         (1,862)           -               -         (1,862)
                                              ---       ---          ---         ------          ---             ---         ------

    Balance, December 31, 1999 ..........  8,272,815  $ 8,273       11,342      34,754         (1,120)           (52)       53,197
                                           =========  =======       ======      ======         ======            ===        ======


See accompanying notes to consolidated financial statements.

                           FLAG FINANCIAL CORPORATION

                      Consolidated Statements of Cash Flows

              For the Years Ended December 31, 1999, 1998 and 1997

                                                                                       1999       1998         1997
                                                                                       ----       ----         ----
                                                                                              (In Thousands)
Cash flows from operating activities:
    Net earnings .................................................................  $  1,213       2,839       5,276
    Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation, amortization and accretion ...................................     2,674       2,678       2,083
      Provision for loan losses ..................................................     4,656       3,475       1,702
      Provision for deferred taxes ...............................................      (868)       (350)        838
      Gains on sales of securities ...............................................    (1,148)       (273)       (179)
      Unrealized gain on trading securities ......................................      (255)       --          --
      Gain on sale of trading securities .........................................      (286)       --          --
      Gain on sales of loans .....................................................    (2,086)     (2,429)     (2,321)
      (Gain) loss on other real estate ...........................................       382         (26)         83
      Proceeds from sale of trading securities ...................................     1,701        --          --
      Change in:
        Mortgage loans held for sale .............................................     8,822      (2,893)      1,142
        Other assets and liabilities .............................................     1,991        (940)      4,286
                                                                                       -----        ----       -----
             Net cash provided by operating activities ...........................    16,796       2,081      12,910
                                                                                      ------       -----      ------
Cash flows from investing activities:
    Net change in  interest-bearing deposits .....................................       786       2,309      (2,233)
    Proceeds from sales and maturities of securities available-for-sale ..........    30,643      67,423      63,215
    Proceeds from maturities of securities held-to-maturity ......................     4,814       9,198       3,848
    Proceeds from sale of other investments ......................................     6,245       5,764         225
    Purchases of other investments ...............................................    (5,213)     (6,079)       (964)
    Purchases of securities available-for-sale ...................................   (28,364)    (52,037)    (71,591)
    Purchases of investments held-to-maturity ....................................    (4,155)     (9,327)     (5,500)
    Net change in loans ..........................................................        68     (30,648)    (51,284)
    Proceeds from sales of real estate ...........................................     1,542       1,377         185
    Purchases of premises and equipment ..........................................    (3,152)     (3,444)     (3,121)
    Proceeds from sale of premises and equipment .................................      --           475        --
    Purchase of cash surrender value life insurance ..............................      --          (377)       (244)
    Cash acquired in branch acquisition, net of premium paid .....................     7,909        --        25,417
    Other ........................................................................      --          --             2
                                                                                       ----        ----          ----
             Net cash provided by (used in) investing activities .................    11,123     (15,366)    (42,045)
                                                                                      ------     -------     -------
Cash flows from financing activities:
    Net change in deposits .......................................................   (46,536)     36,120      17,438
    Change in federal funds purchased and repurchase agreements...................    15,320        (170)     (2,870)
    Change in repurchase agreements ..............................................    14,500        --          --
    Proceeds from FHLB advances ..................................................     6,500      25,000      42,859
    Payments of FHLB advances ....................................................   (27,726)    (25,900)    (19,433)
    Proceeds from exercise of stock options ......................................        48          73        --
    Purchase of treasury stock ...................................................       (52)       --          --
    Stock transactions of pooled entities ........................................        38         130          59
    Cash dividends paid ..........................................................    (1,744)     (1,200)       (931)
    Other ........................................................................        --         (19)        (36)
                                                                                         ----        ---         ---
             Net cash (used in ) provided by financing activities ................   (54,152)     34,034      37,086
                                                                                     -------      ------      ------

Net change in cash and cash equivalents ..........................................   (26,233)     20,749       7,951
Cash and cash equivalents at beginning of year ...................................    53,317      32,568      24,617
                                                                                      ------      ------      ------
Cash and cash equivalents at end of year .........................................  $ 27,084      53,317      32,568
                                                                                    ========      ======      ======

                           FLAG FINANCIAL CORPORATION

              For the Years Ended December 31, 1999, 1998 and 1997

                                                                                        1999       1998        1997
                                                                                        ----       ----        ----
                                                                                             (In Thousands)
Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
       Interest ..................................................................    $ 22,959    23,131      19,698
       Income taxes ..............................................................    $  1,131     1,731       1,906

Supplemental schedule of noncash investing and financing activities:
    Real estate acquired through foreclosure .....................................    $    857     2,416         871
    Change in unrealized loss on securities available-for-sale, net of tax .......    $ (3,057)    1,955         382
    Transfer of investment securities from available-for-sale to trading..........    $  1,428      --          --
    Transfer of investment securities from trading to available-for-sale .........    $    268      --          --
    Increase in dividends payable ................................................    $    118       205        --
    Deposit liabilities assumed in branch acquisition ............................    $  8,852      --        29,083
    Assets acquired in branch acquisition, other than cash
        and cash equivalents .....................................................    $     60      --         1,661


See accompanying notes to consolidated financial statements.

                           FLAG FINANCIAL CORPORATION

                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies

     Basisof Presentation
     --------------------
     The consolidated financial statements include the accounts of FLAG Financial Corporation ("FLAG"), its wholly- owned subsidiaries First Flag Bank, formerly First Federal Savings Bank of LaGrange ("First Flag"), Citizens Bank ("Citizens"), Thomaston Federal Savings Bank ("Thomaston") and The Citizens Bank ("Hogansville") ("the Banks", collectively). All significant intercompany accounts and transactions have been eliminated in consolidation.

     FLAG is a multi-bank holding company formed in 1994 whose business is conducted by the Banks. FLAG is subject to regulation under the Bank Holding Company Act of 1956. The Banks are primarily regulated by the Georgia Department of Banking and Finance ("DBF") and the Federal Deposit Insurance Corporation ("FDIC") and in the case of Thomaston, the Office of Thrift Supervision. The Banks provide a full range of commercial, mortgage and consumer banking services in West-Central, Middle and South Georgia.

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

     Cash and Cash Equivalents
     -------------------------
     Cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

     Investment Securities
     ---------------------
     FLAG classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. There were no trading securities at December 31, 1999 and 1998. Trading securities are securities held for the purpose of generating profits on short-term differences in price.
     Securities held-to-maturity are those securities for which FLAG has the ability and intent to hold to maturity. All other securities are classified as available-for-sale.

     Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings in the period in which the gain or loss occurs. Unrealized holding gains and losses, net of the related tax effect, on securities available-for-sale are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer.

     A decline in the market value of any available-for-sale or held-to-maturity investment below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security.

     Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses are included in earnings and the cost of securities sold are derived using the specific identification method.

     Other Investments
     -----------------
     Other investments include Federal Home Loan Bank ("FHLB") stock, other equity securities with no readily determinable fair value and an investment in a limited partnership. An investment in FHLB stock is required by law for a federally insured savings bank. FLAG owns a 43% interest in a limited partnership, which invests in multi-family real estate and passes low income housing credits to the investors. FLAG recognizes these tax credits in the year received. These investments are carried at cost , which approximates fair value.

                           FLAG FINANCIAL CORPORATION

(1)  Summary of Significant Accounting Policies, continued

     Mortgage Loans Held for Sale
     ----------------------------
     Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. The amount by which cost exceeds market value is accounted for as a valuation allowance. Changes, if any, in the valuation allowance are included in the determination of net earnings in the period in which the change occurs. Gains and losses from the sale of loans are determined using the specific identification method.

     Loans,  Loan Fees and Interest Income
     -------------------------------------
     Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding unpaid principal balances, net of the allowance for loan losses, deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

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

     Allowance for Loan Losses
     -------------------------
     The allowance for loan losses is established through provisions for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collection of the principal is unlikely. The allowance is an amount which, in management's judgment, will be adequate to absorb losses on existing loans that may become uncollectible. The allowance is established through consideration of such factors as changes in the nature and volume of the portfolio, adequacy of collateral, delinquency trends, loan concentrations, specific problem loans, and economic conditions that may affect the borrower's ability to pay.

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

     Other Real Estate Owned
     -----------------------
     Real estate acquired through foreclosure is carried at the lower of cost (defined as fair value at foreclosure) or fair value less estimated costs to dispose. Fair value is defined as the amount that is expected to be received in a current sale between a willing buyer and seller other than in a forced or liquidation sale. Fair values at foreclosure are based on appraisals. Losses arising from the acquisition of foreclosed properties are charged against the allowance for loan losses. Subsequent writedowns are provided by a charge to operations through the allowance for losses on other real estate in the period in which the need arises.

                           FLAG FINANCIAL CORPORATION

(1)  Summary of Significant Accounting Policies, continued

     Premises and Equipment
     ----------------------
     Premises and equipment are stated at cost less accumulated depreciation. Major additions and improvements are charged to the asset accounts while maintenance and repairs that do not improve or extend the useful lives of the assets are expensed currently. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is reflected in earnings for the period.

     Depreciation expense is computed using the straight-line method over the following estimated useful lives:

         Buildings and improvements                       15-40 years
         Furniture and equipment                           3-10 years

     Mortgage Servicing Rights
     -------------------------
     FLAG's mortgage banking division accounts for mortgage servicing rights as a separate asset regardless of whether the servicing rights are acquired through purchase or origination. FLAG's mortgage servicing rights represent the unamortized cost of purchased and originated contractual rights to service mortgages for others in exchange for a servicing fee and ancillary loan administration income. Mortgage servicing rights are amortized over the period of estimated net servicing income and are periodically adjusted for actual and anticipated prepayments of the underlying mortgage loans. Impairment analysis is performed quarterly after stratifying the rights by interest rate. Impairment, defined as the excess of the asset's carrying value over its current fair value, is recognized through a valuation allowance. At December 31, 1999 and 1998, no valuation allowances were required for FLAG's mortgage servicing rights.

     FLAG recognized approximately $460,000, $966,000 and $526,000 in servicing assets during 1999, 1998 and 1997, respectively, and recognized amortization expense relating to servicing assets of approximately $346,000, $312,000 and $612,000 during 1999, 1998 and 1997, respectively.
     The risk characteristics that FLAG uses to stratify recognized servicing assets for purposes of measuring impairment include the interest rate and term of the underlying loans serviced.

     Core Deposit Intangible
     -----------------------
     During 1997, Citizens entered into an agreement to acquire certain loans, deposits and other liabilities of a bank branch in Montezuma, Georgia and a branch in Oglethorpe, Georgia for a net purchase price approximating $2,095,000. During 1999, Citizens acquired a bank branch in Blackshear, Georgia, including certain loans, deposits and property for a net purchase price of approximately $882,000. The purchased core deposit intangibles and the associated expenses have been capitalized and are being amortized using the straight-line method over the 15 year estimated average life of the deposit base acquired and is included as a component of other assets. Amortization expense approximated $179,000, $140,000 and $58,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Income Taxes
     ------------
     Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

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

     A deferred tax liability is not recognized for portions of the allowance for loan losses for income tax purposes in excess of the financial statement balance, as described in note 8. Such a deferred tax liability will only be recognized when it becomes apparent that those temporary differences will reverse in the foreseeable future.

                           FLAG FINANCIAL CORPORATION

(1)  Summary of Significant Accounting Policies, continued

     Net Earnings Per Common Share
     -----------------------------
     FLAG is required to report earnings per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants on the face of the statements of earnings. Earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. Additionally, FLAG must reconcile the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share". Earnings per common share amounts for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands, except share and per share amounts):

       For the Year Ended December 31, 1999
                                                            Net Earnings      Common Share     Per Share
                                                            (Numerator)       (Denominator)      Amount
                                                            -----------       -------------      ------
       Basic earnings per share ..........................      $1,213          8,257,607         .15

       Effect of dilutive securities - stock options .....         -                  -             -
                                                              ---------         ---------      -------

       Diluted earnings per share ........................      $1,213          8,257,607         .15
                                                                 =====          =========         ===

       For the Year Ended December 31, 1998
                                                            Net Earnings      Common Share     Per Share
                                                            (Numerator)       (Denominator)      Amount
                                                            -----------       -------------      ------
       Basic earnings per share ..........................     $ 2,839          8,217,854         .35

       Effect of dilutive securities - stock options .....         -               91,633        (.01)
                                                              ---------         ---------        -----

       Diluted earnings per share ........................     $ 2,839          8,309,487         .34
                                                                 =====          =========         ===

       For the Year Ended December 31, 1997
                                                            Net Earnings      Common Share     Per Share
                                                            (Numerator)       (Denominator)      Amount
                                                            -----------       -------------      ------
       Basic earnings per share ..........................     $ 5,276          8,182,224         .64

       Effect of dilutive securities - stock options .....         -               76,146           -
                                                              --------          ---------         ---

       Diluted earnings per share ........................     $ 5,276          8,258,370         .64
                                                                 =====          =========         ===

     Recent Accounting Pronouncements
     --------------------------------
     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for hedging activities and for derivative instruments including derivative instruments embedded in other contracts. It requires the fair value recognition of derivatives as assets or liabilities in the financial statements. SFAS No. 133 is effective for all fiscal quarters in fiscal years beginning after June 15, 2000, but initial application of the statement must be made as of the beginning of the quarter. At the date of initial application, an entity may transfer any held-to-maturity security into the available-for-sale or trading categories without calling into question the entity's intent to hold other securities to maturity in the future. FLAG believes the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations or liquidity.

                           FLAG FINANCIAL CORPORATION

(2)  Business  Combinations
     Effective March 30, 1998, FLAG acquired, for approximately 1.5 million shares of its common stock, all of the outstanding stock of Middle Georgia Bankshares, Inc., the holding company of the $129 million Citizens Bank, located in Vienna, Georgia. Effective May 8, 1998, FLAG acquired, for approximately 597,000 shares of its common stock all of the outstanding stock of Three Rivers Bancshares, Inc., the holding company of the $35 million Bank of Milan, located in Milan, Georgia. Effective December 11, 1998, FLAG acquired, for approximately 1.1 million shares of its common stock, all of the outstanding stock of Empire Banking Corp., the holding company of the $70 million Empire Banking Company, located in Homerville, Georgia. Effective December 31, 1998, FLAG acquired, for approximately 255,000 shares of its common stock, all of the outstanding stock of The Brown Bank, a $31 million bank located in Metter, Georgia. Effective August 31, 1999, FLAG acquired, for approximately 1.2 million shares of its common stock, all of the outstanding stock of Thomaston, a $55 million thrift located in Thomaston, Georgia. Effective September 30, 1999, FLAG acquired, for approximately 575,000 shares of its common stock, all of the outstanding stock of First Hogansville Bankshares, Inc., the holding company of the $31 million The Citizens Bank, located in Hogansville, Georgia. These acquisitions were accounted for as poolings of interests and accordingly, the consolidated financial statements for all periods presented have been restated to include the financial position and results of operations as if the combination had occurred on January 1, 1997, the earliest period presented..

     The following is a reconciliation of the amounts of net interest income and net earnings previously reported with the restated amounts (in thousands):

                                                             1998         1997
                                                             ----         ----
        Net interest income:
                    FLAG ..............................    $ 22,823       8,542
                    Citizens ..........................        -          5,623
                    Milan .............................        -          1,831
                    Empire ............................        -          2,616
                    Brown .............................        -          1,494
                    Thomaston .........................       1,629       1,657
                    Hogansville .......................       1,500       1,509
                                                              -----       -----
                             As restated ..............    $ 25,952      23,272
                                                           ========      ======

        Net earnings (loss):
                    FLAG ..............................     $ 1,960       2,033
                    Citizens ..........................        -          1,053
                    Milan .............................        -            662
                    Empire ............................        -            693
                    Brown .............................        -           (131)
                    Thomaston .........................         611         617
                    Hogansville .......................         268         349
                                                                ---         ---
                             As restated ..............   $   2,839       5,276
                                                          =========       =====

                           FLAG FINANCIAL CORPORATION

(3)  Investment Securities
     Investment securities at December 31, 1999 and 1998 are summarized as follows (in thousands):

                                                                            December 31, 1999
                                                      -------------------------------------------------------------
                                                                           Gross            Gross         Estimated
                                                       Amortized         Unrealized      Unrealized         Fair
        Securities Available-for-Sale                     Cost             Gains           Losses           Value
                                                          ----             -----           ------           -----
        U.S. treasuries and agencies ..............    $ 19,447                 2            572          18,877
        State, county and municipals ..............       8,947                43            258            8,732
        Equity securities .........................       1,146               658            173            1,631
        Mortgage-backed securities ................      22,915                23            562           22,376
        Collateralized mortgage obligations .......      14,607                19            362           14,264
        Trust preferred securities ................       8,050                -             619            7,431
                                                          -----                              ---            -----
                                                       $ 75,112               745          2,546           73,311
                                                         ======               ===          =====           ======


                                                                            December 31, 1999
                                                      -------------------------------------------------------------
                                                                           Gross            Gross         Estimated
                                                       Amortized         Unrealized      Unrealized         Fair
        Securities Held-to-Maturity                       Cost             Gains           Losses           Value
                                                          ----             -----           ------           -----
        U.S. treasuries and agencies ..............    $ 10,178                 -            366            9,812
        State, county and municipals ..............       2,997                34             15            3,016
        Mortgage-backed securities ................       2,318                 1             66            2,253
        Collateralized mortgage obligations .......         751                 1             19              733
                                                            ---                 -             --              ---
                                                       $ 16,244                36            466           15,814
                                                       ========                ==            ===           ======


                                                                            December 31, 1998
                                                      -------------------------------------------------------------
                                                                           Gross            Gross         Estimated
                                                       Amortized         Unrealized      Unrealized         Fair
        Securities Available-for-Sale                     Cost             Gains           Losses           Value
                                                          ----             -----           ------           -----
        U.S. treasuries and agencies ..............     $21,803               218             19           22,002
        State, county and municipals ..............       9,503               282             18            9,767
        Corporate debt securities .................         998                 1              -              999
        Equity securities .........................       1,228             2,730             63            3,895
        Mortgage-backed securities ................      32,472               214            145           32,541
        Collateralized mortgage obligations .......      11,594                31            105           11,520
                                                            ---                               --              ---
                                                        $77,598             3,476            350           80,724
                                                        =======             =====            ===           ======


                                                                            December 31, 1998
                                                       -------------------------------------------------------------
                                                                           Gross            Gross         Estimated
                                                       Amortized         Unrealized      Unrealized         Fair
        Securities Held-to-Maturity                       Cost             Gains           Losses           Value
                                                          ----             -----           ------           -----
        U.S. treasuries and agencies...............     $11,624                79              -           11,703
        State, county and municipals ..............       3,111               140              -            3,251
        Mortgage-backed securities ................       1,127                 3              1            1,129
        Collateralized mortgage obligations .......       1,037                 1             16            1,022
                                                          -----                 -             --            -----
                                                        $16,899               223             17           17,105
                                                        =======               ===             ==           ======

                           FLAG FINANCIAL CORPORATION

(3)  Investment  Securities,  continued
     The amortized cost and estimated fair value of securities available-for-sale and securities held-to-maturity at December 31, 1999, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   Securities Available-for-Sale  Securities Held-to-Maturity
                                                   -----------------------------  ---------------------------
                                                      Amortized    Estimated       Amortized     Estimated
                                                         Cost      Fair Value         Cost      Fair Value
                                                         ----      ----------         ----      ----------
        U.S. Treasuries and agencies
            and state, county and municipals:
               Within 1 year .......................   $ 2,379         2,381           209           212
               1 to 5 years ........................    14,785        14,480         9,725         9,437
               5 to 10 years .......................     5,893         5,769         3,104         3,041
               More than 10 years ..................     5,337         4,979           137           138
                                                         -----         -----           ---           ---
                                                        28,394        27,609        13,175        12,828

               Equity securities ...................     1,146         1,631          -              -
               Mortgage-backed securities ..........    22,915        22,376         2,318         2,253
               Collateralized mortgage obligations .    14,607        14,264           751           733
               Trust preferred securities ..........     8,050         7,431          -              -
                                                         -----         -----        ------         -----
                                                      $ 75,112        73,311        16,244        15,814
                                                      ========        ======        ======        ======


     There were no sales of securities held-to-maturity during 1999, 1998 and 1997. Proceeds from sales of securities available-for-sale during 1999, 1998 and 1997 totalled approximately $11,720,000, $14,843,000, and
     $10,327,000, respectively. Gross gains of approximately $1,213,000, $326,000 and $210,000 and gross losses of approximately $65,000, $52,000 and $31,000 were realized on those sales for the years ended December 31, 1999, 1998 and 1997, respectively. During 1999, FLAG recognized gross gains of $255,000 and no losses in earnings from transfers of securities from the available-for-sale category into the trading category.

     Securities and interest-bearing deposits with a carrying value of approximately $46,211,000 and $61,646,000 at December 31, 1999 and 1998,
     respectively, were pledged to secure advances from FHLB, U.S. Government and other public deposits.

(4)  Loans
     Major classifications of loans at December 31, 1999 and 1998 are summarized as follows (in thousands):

                                                      1999         1998
                                                      ----         ----
        Commercial, financial and agricultural ..  $ 117,728      121,744
        Real estate - construction ..............     43,602       31,814
        Real estate - mortgage ..................    218,920      205,753
        Installment loans to individuals ........     40,620       63,869
        Lease financings ........................      5,226        7,674
                                                       -----        -----

                Gross loans .....................    426,096      430,854
        Less allowance for loan losses ..........      7,017        6,194
                                                       -----        -----
                                                   $ 419,079      424,660
                                                   =========      =======


     FLAG concentrates its lending activities in the origination of permanent residential mortgage loans, commercial mortgage loans, commercial business loans, and consumer installment loans. The majority of FLAG's real estate loans are secured by real property located in West-Central, Middle and South Georgia.

                           FLAG FINANCIAL CORPORATION

(4)  Loans, continued
     FLAG has recognized impaired loans of approximately $2,170,000 and $3,700,000 at December 31, 1999 and 1998, respectively, with a total allowance for loan losses related to these loans of approximately $1,090,000 and $2,150,000, respectively. Interest income on impaired loans of approximately $279,000 and $150,000 was recognized for cash payments received in 1999 and 1998, respectively.

     Activity in the allowance for loan losses is summarized as follows for the years ended December 31, 1999, 1998 and 1997 (in thousands):


                                                      1999       1998      1997
                                                      ----       ----      ----
        Balance at beginning of year ............  $ 6,194      5,637     7,051
        Provisions charged to operations ........    4,656      3,475     1,702
        Loans charged off .......................   (4,090)    (3,262)   (3,384)
        Recoveries on loans previously charged off     257        344       268
                                                       ---        ---       ---
        Balance at end of year ..................   $7,017      6,194     5,637
                                                    ======      =====     =====

     Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. Unpaid principal balances of these loans at December 31, 1999 and 1998 approximate $202,914,000 and $292,558,000, respectively. Custodial escrow balances maintained in connection with loan servicing, and included in demand deposits, were approximately $390,000 and $816,000 at December 31, 1999 and 1998, respectively.

     Mortgage loans secured by 1-4 family residences totaling approximately $46,541,000 and $57,393,000 were pledged as collateral for outstanding FHLB advances as of December 31, 1999 and 1998, respectively.

(5)  Premises and Equipment
     Premises and equipment at December 31, 1999 and 1998 are summarized as follows (in thousands):

                                             1999       1998
                                             ----       ----
        Land and land improvements .......  $2,145      2,143
        Buildings and improvements .......  13,429     12,757
        Furniture and equipment ..........  18,256     15,738
                                            ------     ------
                                            33,830     30,638
        Less accumulated depreciation ....  15,438     12,866
                                            ------     ------
                                            $18,392    17,772
                                            =======    ======

     Depreciation expense approximated $2,589,000, $2,342,000 and $1,882,000 at December 31, 1999, 1998 and 1997, respectively.

(6)  Time Deposits
     At  December  31,  1999,   contractual  maturities  of  time  deposits  are
     summarized as follows (in thousands):

         Year ending December 31,

                   2000                    $ 246,398
                   2001                       26,432
                   2002                       12,196
                   2003                        9,264
                   2004                        5,722
                   Thereafter                    730
                                          ----------
                                           $ 300,742
                                           =========

                           FLAG FINANCIAL CORPORATION

(7)  FHLB Advances
     FHLB advances are collateralized by FHLB stock, certain investment securities and first mortgage loans. Advances from the FHLB outstanding at December 31, 1999 mature and bear fixed interest rates as follows (in thousands):


                Year                      Amount         Interest Rate
                ----                      ------         -------------
                2000                      $6,675         5.48% - 8.13%
                2001                       3,000         4.55% - 8.13%
                2002                       1,370         5.97% - 8.00%
                2003                       4,356         5.52% - 7.55%
                2004                       1,356         5.97% - 7.55%
                Thereafter                10,416         5.97% - 8.13%
                                          ------         -------------
                                        $ 27,173         4.55% - 8.13%
                                          ======         =============

(8)  Income Taxes
     The following is an analysis of the components of income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                            1999       1998      1997
                                            ----       ----      ----
        Current .........................  $ 946      1,058     1,467
        Deferred ........................   (817)      (218)      895
        Change in valuation allowance ...    (51)      (132)      (57)
                                             ---       ----       ---
                                          $   78        708     2,305
                                          ======        ===     =====


     The differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings before taxes for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):

                                                                      1999       1998        1997
                                                                      ----       ----        ----
        Pretax income at statutory rate .........................    $ 439      1,206       2,578
        Add (deduct):
              Tax-exempt interest income .......................      (352)      (347)       (299)
              State income taxes, net of federal effect ........        52        142         303
              Increase in cash surrender value of life insurance       (56)       (64)        (75)
              Nondeductible merger expenses ....................       252        109         -
              General business credite..........................      (121)      (113)       (104)
              Other ............................................       (85)       (93)        (41)
              Change in valuation allowance ....................       (51)      (132)        (57)
                                                                       ---       ----         ---
                                                                    $   78        708       2,305
                                                                    ======        ===       =====

                           FLAG FINANCIAL CORPORATION

(8)  Income Taxes, continued
     The following summarizes the net deferred tax asset. The deferred tax asset is included as a component of other assets at December 31, 1999 and 1998 (in thousands).

                                                                       1999        1998
                                                                      ----        ----
        Deferred tax assets:
             Allowance for loan losses ...........................  $ 2,119       1,632
             Allowance for other real estate owned ...............        9          28
             Net operating loss carryforwards and credits ........      358         215
             Unrealized losses on securities available-for-sale ..    1,048         -
             Other ...............................................      482         353
                                                                        ---         ---

                   Total gross deferred tax assets ...............    4,016       2,228

             Less: valuation allowance ...........................      -           (51)
                                                                       ---           ---
                                                                      4,016       2,177
                                                                      -----       -----

        Deferred tax liabilities:
             Premises and equipment ..............................      701         670
             Net deferred loan fees ..............................       25          75
             Unrealized gain on securities available-for-sale ....      -         1,145
             Other ...............................................       37          95
                                                                         --          --

                   Total gross deferred tax liabilities ..........      763       1,985
                                                                        ---       -----

                   Net deferred tax asset ........................  $ 3,253         192
                                                                    =======         ===


     The  Internal  Revenue  Code  ("IRC") was  amended  during 1996 and the IRC section 593 reserve method for loan losses for thrift institutions was repealed. Effective January 1, 1996, First Flag and Thomaston now compute their tax bad debt reserves under the rules of IRC section 585, which apply to commercial banks. In years prior to 1996, First Flag and Thomaston obtained tax bad debt deductions approximating $2.9 million in excess of their financial statement allowance for loan losses for which no provision for federal income tax was made. These amounts were then subject to federal income tax in future years pursuant to the prior IRC section 593 provisions if used for purposes other than to absorb bad debt losses. Effective January 1, 1996, approximately $2.9 million of the excess reserve is subject to recapture only if First Flag and Thomaston cease to qualify as a bank pursuant to the provisions of IRC section 585.

(9)  Employee and Director Benefit Plans

     Defined Contribution Plans
     --------------------------
     FLAG sponsors the FLAG Financial Profit Sharing Trift Plan that is qualified pursuant to IRC section 401(k). The plan allows eligible employees to defer a portion of their income by making contributions into the plan on a pretax basis. The plan provides a matching contribution based on a percentage of the amount contributed by the employee. The plan also provides that the Board of Directors may make discretionary profit-sharing contributions up to 15% of eligible compensation to the plan. The plan allows participants to direct up to 75% of their account balance and/or contributions to be invested in the common stock of FLAG. The trustee of the plan is required to purchase the FLAG stock at market value and may not acquire more than 25% of the issued and outstanding shares. During the years ended 1999, 1998 and 1997, the Company contributed approximately $329,000, $105,000 and $59,000, respectively, to this plan under its matching provisions. FLAG recognized no expense in 1999 or 1998 related to the profit-sharing provisions under the plan and recognized $194,000 during the year ended December 31, 1997.

     The companies acquired in 1998 sponsored certain defined contribution employee benefit plans that have been terminated or merged into existing plans of FLAG. Under these plans, the acquired companies recognized expense of approximately $58,000 and $88,000 in 1998 and 1997, respectively. These amounts are included in the accompanying statements of earnings.

     The companies acquired in 1999 sponsored certain defined contribution employee benefit plans that have been terminated or merged into existing plans of FLAG. Under these plans, the acquired companies recognized expense of approximately $12,000, $23,000 and $20,000 in 1999, 1998 and 1997,
     respectively. One of the companies acquired in 1999 sponsored a deferred compensation plan for its directors. The acquired company has recognized expense of $70,000, $54,000 and $50,000 in 1999, 1998 and 1997 related to this plan.

                           FLAG FINANCIAL CORPORATION

(9)  Employee and Director Benefit Plans, continued

     Directors' Retirement Plan
     --------------------------
     First Flag and Citizens sponsor defined contribution postretirement benefit plans to provide retirement benefits to their Board of Directors and to provide death benefits for their designated beneficiaries. Under this plan, First Flag and Citizens purchased split-dollar whole life insurance contracts on the lives of each Director. The increase in cash surrender value of the contracts, less the Bank's cost of funds, constitutes their contribution to the plan each year. In the event the insurance contracts fail to produce positive returns, First Flag and Citizens have no obligation to contribute to the plan. At December 31, 1999 and 1998, the cash surrender value of the insurance contracts was approximately $4,134,000 and $3,971,000. Expenses incurred for benefits were approximately $50,000, $7,000 and $22,000 during 1999, 1998 and 1997, respectively.

     Defined Benefit Plans
     ---------------------
     Prior to 1998, FLAG sponsored a trusteed defined benefit pension plan which covered substantially all employees. This pension plan was frozen effective January 15, 1998 and terminated effective May 1, 1998 at which time all accrued benefits became fully vested. During 1998, FLAG fully funded the liability under this plan and as of December 31, 1999 all assets have been distributed to the participants.

     Net pension expense for the year ended December 31, 1997 is summarized as follows:


        Service cost - benefits earned .......................  $ 93,676
        Interest cost on projected benefit obligation ........   116,072
        Actual return on plan assets .........................   (99,024)
        Net amortization .....................................    12,191
                                                                  ------
                                                               $ 122,915
                                                               =========

     The assumed rate of return on assets was 8% for 1997, with an assumed discount rate of 8% and an assumed rate of compensation increase of 4.5% in 1997. Prior service costs were generally amortized over a period of 17 years.

     Hogansville sponsors a noncontributory defined benefit pension plan covering substantially all of its employees who have completed one year of service. Hogansville's funding policy is to fund the maximum amount deductible for income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

     The following table sets forth this plan's funded status and amounts recognized in the balance sheets at December 31, 1999 and 1998. Plan assets are stated at fair value and consist of cash, certificates of deposit, equity and government securities.

     Actuarial present value of benefit obligations:

                                                                                      1999           1998
                                                                                      ----           ----
        Vested ...............................................................     $ 490,941        430,368
        Nonvested ............................................................        11,705          5,394
                                                                                      ------          -----
                Total accumulated benefit obligations ........................     $  502,646        435,762
                                                                                   ==========        =======

        Projected benefit obligations for services rendered to date ..........     $ 584,905        528,873
        Plan assets at fair value ............................................       773,833        714,419
                                                                                     -------        -------

                Assets in excess of projected benefit obligation .............       188,928        185,546

        Unamortized transition gain existing at date of adoption of SFAS No. 87     (35,584)        (39,570)
        Unamortized net gain from past experience different from that assumed
          and effects of changes in assumptions ..............................     (190,866)       (177,297)
                                                                                   --------        --------
                Accrued pension cost .........................................    $ (37,522)        (31,321)
                                                                                  =========         =======

                           FLAG FINANCIAL CORPORATION

(9)  Employee and Director Benefit Plans, continued

     Defined Benefit Plans, continued
     --------------------------------
     The components of net pension cost for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                               1999        1998         1997
                                                               ----        ----         ----
        Service cost for benefits earned .................  $ 27,389      22,920       21,507
        Interest cost on projected benefit obligations ...    37,153      33,197       39,966
        Actual return on plan assets .....................   (59,414)    (96,437)    (134,873)
        Net amortization and deferral ....................     1,073      45,215       79,242
                                                               -----      ------       ------
        Net pension cost ................................. $   6,201       4,895        5,842
                                                             =======       =====        =====

     The following assumptions were used in determining the actuarial present value of the projected benefit obligations at December 31, 1999, 1998 and 1997:

                                                               1999       1998       1997
                                                               ----       ----       ----
        Discount rate ......................................   7.75%     7.00%       7.00%
        Rate of increase in future compensation levels .....   5.00%     5.00%       5.00%
        Expected long-term rate of return on assets ........   8.25%     8.25%       8.25%

     Stock Option Plan
     -----------------
     FLAG sponsors an employee stock incentive plan and a director stock incentive plan. The plans were adopted for the benefit of directors and key officers and employees in order that they may purchase FLAG stock at a price equal to the fair market value on the date of grant. A total of 914,000 shares were reserved for possible issuance under the employee plan and 166,938 shares were reserved under the director plan. The options generally vest over a four-year period and expire after ten years.

     Thomaston previously sponsored a stock option plan for its directors and key officers. Prior to its merger with FLAG, Thomaston had approximately 27,595 options outstanding to purchase Thomaston common stock. This stock option plan was terminated upon Thomaston's merger with FLAG, and each option holder was issued options to purchase FLAG common stock in an amount equal to their options previously outstanding under the Thomaston stock option plan multiplied by the conversion factor of 1.7275.

     SFAS No. 123, "Accounting for Stock-Based Compensation," became effective January 1, 1996. This statement encourages, but does not require, entities to compute the fair value of options at the date of grant and to recognize such costs as compensation expense immediately if there is no vesting period or ratably over the vesting period of the options. FLAG has chosen not to adopt the cost recognition principles of this statement. No compensation expense has been recognized in 1999, 1998 or 1997 related to the stock option plans. Had compensation cost been determined based upon the fair value of the options at the grant dates consistent with the method of the new statement, FLAG's net earnings and net earnings per share would have been reduced to the pro forma amounts indicated below.

                                                           1999       1998       1997
                                                           ----       ----       ----
         Net earnings (in thousands)      As reported ...  1,213     2,839      5,276
                                          Pro forma .....    545     2,395      5,255

         Basic earnings per share         As reported ...    .15       .35        .64
                                          Pro forma .....    .07       .29        .64

         Diluted earnings per share       As reported ...    .15       .34        .64
                                          Pro forma .....    .07       .29        .64

                           FLAG FINANCIAL CORPORATION

(9)  Employee and Director Benefit Plans, continued

     Stock Option Plan, continued
     ----------------------------
     The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions: dividend yield of 3%; volatility ranging from .9424 to .9803; risk free interest rate of 6% and an expected life of 5 years. The weighted average grant date fair value of options granted in 1999, 1998 and 1997 was $5.38, $6.12 and $2.79, respectively.

     A summary of activity in these stock option plans is presented below:

                                                            1999                      1998                      1997
                                                   --------------------------------------------------------------------------
                                                                Weighted                  Weighted                   Weighted
                                                                 Average                   Average                   Average
                                                              Option Price              Option Price               Option Price
                                                    Shares      Per Share     Shares      Per Share     Shares      Per Share
                                                    ------      ---------     ------      ---------     ------      ---------
         Outstanding , beginning of year ........    539,024    $ 11.87        109,125     $ 7.01         69,000      $ 6.68
         Granted during the year ................    274,749       8.53        445,399      12.99         42,000        7.58
         Granted for merger with Thomaston ......     47,670       3.47         -             -           -             -
         Cancelled during the year ..............    (36,625)     12.24         (6,000)     13.33         (1,875)       7.50
         Exercised during the year ..............    (11,409)      4.13         (9,500)      7.68            -             -
                                                     -------       ----          ------       ----       --------         ---

         Outstanding, end of year ...............    813,409    $ 10.34        539,024    $ 11.87        109,125      $ 7.01
                                                     =======      =====        =======      =====        =======        ====


     A summeryof optoins outstnading as of December 31, 1999 is presented below.


                           Weighted                                            Weighted
                           Range of            Average                          Options           Average
         Options          Price per         Option Price       Years           Currently        Option Price
       Outstanding          Share             Per Share      Remaining        Exercisable        Per Share
       -----------          -----             ---------      ---------        -----------        ---------

            38,136         $ 3.473            $ 3.473             9               38,136           $ 3.473
           349,875     $ 6.33 -   9.875       $ 7.999             8              150,781           $ 7.513
           425,398     $ 10.00 - 19.375       $12.882             8              249,417          $ 12.966
           -------                                                                -------

           813,409     $ 3.473 - 19.375       $ 10.34             8              438,335          $ 10.265
           =======       ==============       =======             =              =======            ======


(10) Stockholders' Equity
     Shares of preferred stock may be issued from time to time in one or more series as established by resolution of the Board of Directors of FLAG, up to a maximum of 10,000,000 shares. Each resolution shall include the number of shares issued, preferences, special rights and limitations as determined by the Board.

     On May 18, 1998, FLAG declared a three for two stock split, payable on June 3, 1998 to shareholders of record on May 22, 1998. All share and per share amounts have been restated to reflect this stock split as if it had occurred on January 1, 1997.

(11) Regulatory Matters
     The Banks are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, action by regulators that, if undertaken, could have a direct material effect on the Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

                           FLAG FINANCIAL CORPORATION

(11) Regulatory Matters, continued
     Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999 that the Banks meet all capital adequacy requirements to which they are subject.

     Minimum ratios required by the Banks to ensure capital adequacy are 8% for total capital to risk weighted assets and 4% each for Tier 1 capital to average assets. Minimum ratios required by the Banks to be well capitalized under prompt corrective action provisions are 10% for total capital to risk weighted assets, 6% for Tier 1 capital to risk weighted assets and 5% for Tier 1 capital to average assets. Minimum amounts required for capital adequacy purposes and to be well capitalized under prompt corrective action provisions are presented below for FLAG and the most significant of the Banks. Prompt corrective action provisions do not apply to bank holding companies.

                                                                                                         To Be Well
                                                                                                      Capitalized Under
                                                                                   For Capital        Prompt Corrective
                                                               Actual           Adequacy Purposes     Action Provisions
                                                               ------           -----------------     -----------------
                                                         Amount      Ratio      Amount      Ratio     Amount     Ratio
                                                         ------      -----      ------      -----     ------     -----
                                                        (000's)                 (000's)               (000's)
        As of December 31, 1999:
           Total Capital (to Risk Weighted Assets)
             FLAG consolidated .......................   $57,179     12.5%       36,615      8.0%        N/A       N/A
             First Flag ..............................   $20,487     11.3%       14,491      8.0%     18,114     10.0%
             Citizens ................................   $23,791     10.5%       18,174      8.0%     22,718     10.0%
           Tier 1 Capital (to Risk Weighted Assets)
             FLAG consolidated .......................   $51,442     11.2%       18,307      4.0%        N/A       N/A
             First Flag ..............................   $18,214     10.1%        7,246      4.0%     10,868      6.0%
             Citizens ................................   $20,944      9.2%        9,087      4.0%     13,631      6.0%
           Tier 1 Capital (to Average Assets)
             FLAG consolidated .......................   $51,442      8.6%       23,964      4.0%        N/A       N/A
             First Flag ..............................   $18,214      7.8%        9,349      4.0%     11,686      5.0%
             Citizens ................................   $20,944      7.5%       11,227      4.0%     14,034      5.0%
        As of December 31, 1998:
           Total Capital (to Risk Weighted Assets)
             FLAG consolidated .......................   $60,984     14.7%       33,263      8.0%        N/A       N/A
             First Flag ..............................   $18,418     10.5%       13,967      8.0%     17,459     10.0%
             Citizens ................................   $13,883      9.9%       11,234      8.0%     14,043     10.0%
           Tier 1 Capital (to Risk Weighted Assets)
             FLAG consolidated .......................   $54,926     13.2%       16,631      4.0%        N/A       N/A
             First Flag ..............................   $18,418     10.5%        6,983      4.0%     10,475      6.0%
             Citizens ................................   $12,134      8.6%        5,617      4.0%      8,426      6.0%
           Tier 1 Capital (to Average Assets)
             FLAG consolidated .......................   $54,926      8.7%       25,262      4.0%        N/A       N/A
             First Flag ..............................   $18,418      7.0%       10,467      4.0%     13,095      5.0%
             Citizens ................................   $12,134      7.1%        6,858      4.0%      8,573      5.0%


     Banking regulations limit the amount of dividends the Banks can pay to FLAG without prior regulatory approval. These limitations are a function of excess regulatory capital and net earnings in the year the dividend is declared. In 2000, the Banks can pay dividends totaling approximately $2,269,000 plus net income of Thomaston during 2000 without prior regulatory approval.

(12) Commitments and Contingencies
     FLAG has a partially self-insured health care plan for the benefit of eligible employees and their eligible dependents, administered by a third party administrator. Claims in excess of $15,000 per person annually, but less than $1,000,000, are covered by an insurance policy with Guarantee Mutual Life Company. FLAG is responsible for any claims less than $15,000 per person annually.

                           FLAG FINANCIAL CORPORATION

(12) Commitments and Contingencies, continued
     FLAG is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its cost of funds. These financial instruments include commitments to extend credit, standby letters of credit and an interest rate cap agreement. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated statements of financial condition. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

     Commitments to originate first mortgage loans and to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management's credit evaluation of the counterparty. The Banks' loans are primarily collateralized by residential and other real properties, automobiles, savings deposits, accounts receivable, inventory and equipment.

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

     FLAG's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. All standby letters of credit are secured at December 31, 1999 and 1998.

                                                               1999       1998
                                                               ----       ----
        Financial  instruments  whose contract amounts
           represent credit risk (in thousands):
              Commitments to extend credit ..............   $ 56,872     78,745
              Standby letters of credit .................   $    819        767

(13) Related Party Transactions
     At December 31, 1999, deposits from directors, executive officers and their related interests aggregated approximately $1,456,000. These deposits were taken in the normal course of business at market interest rates.

     FLAG conducts transactions with directors and executive officers, including companies in which they have beneficial interest, in the normal course of business. It is the policy of FLAG that loan transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time for comparable loans to other persons. The following is a summary of activity for related party loans for 1999 (in thousands).

         Balance at December 31, 1998 ..........  $  521
         New loans .............................      74
         Repayments ............................    (307)
                                                     ---
         Balance at December 31, 1999 ..........  $  288
                                                     ===

(14) Miscellaneous Operating Expenses
     Components of other operating expenses in excess of 1% of interest and other income for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):

                                     1999         1998        1997
                                     ----         ----        ----
        Data processing .........  $ 1,587        1,486         889
        Telephone ...............  $   884          655         472
        Office supplies .........  $ 1,013          843         695

                           FLAG FINANCIAL CORPORATION

(15) FLAG Financial Corporation (Parent Company Only) Financial Information

                                 Balance Sheets

                           December 31, 1999 and 1998

                                     Assets
                                     ------

                                                   1999        1998
                                                   ----        ----
                                                    (In Thousands)
        Cash ..................................   $ 1,056         401
        Investment securities .................     1,787       3,538
        Investment in subsidiaries ............    48,426      52,832
        Equipment, net ........................     2,804         938
        Other assets ..........................     1,156         308
                                                    -----         ---
                                                 $ 55,229      58,017
                                                   ======      ======

                      Liabilities and Stockholders' Equity
                      ------------------------------------

        Accounts payable and accrued expenses .   $ 2,032       1,148

        Stockholders' equity ..................    53,197      56,869
                                                   ------      ------
                                                 $ 55,229      58,017
                                                   ======      ======


                           FLAG FINANCIAL CORPORATION

              Notes to Consolidated Financial Statements, continued

(16) FLAG Financial Corporation (Parent Company Only) Financial Information, continued


                             Statements of Earnings

              For the Years Ended December 31, 1999, 1998 and 1997

                                                                               1999        1998        1997
                                                                                ----        ----        ----
                                                                                     (In Thousands)
Income:
  Dividend income from subsidiaries .....................................   $  5,770       4,195      1,601
  Interest income .......................................................         17          23          7
  Gain on investments ...................................................      1,627        --         --
  Other .................................................................      4,126       1,473        148
                                                                               -----       -----        ---

      Total income ......................................................     11,540       5,691      1,756
                                                                              ------       -----      -----

Operating expenses:
  Interest expense ......................................................          3          33          1
  Other .................................................................      7,857       4,562        604
                                                                               -----       -----        ---

      Total operating expenses ..........................................      7,860       4,595        605
                                                                               -----       -----        ---

      Earnings before income tax benefit and dividends received
       in excess of earnings of subsidiaries and equity in
         undistributed earnings of subsidiaries .........................      3,680       1,096      1,151

Income tax benefit ......................................................        617       1,077        157
                                                                                 ---       -----        ---

      Earnings before dividends received in excess of
       earnings of subsidiaries and equity in undistributed
        earnings  of subsidiaries .......................................      4,297       2,173      1,308

Dividends received in excess of earnings of subsidiaries ................     (3,084)       --         --

Equity in undistributed earnings of subsidiaries ........................       --           666      3,968
                                                                               ----          ---      -----

           Net earnings .................................................   $  1,213       2,839      5,276
                                                                            ========       =====      =====

                           FLAG FINANCIAL CORPORATION

(15) FLAG Financial Corporation (Parent Company Only) Financial Information, continued

                            Statements of Cash Flows

              For the Years Ended December 31, 1999, 1998 and 1997

                                                                                     1999        1998        1997
                                                                                     ----        ----        ----
                                                                                           (In Thousands)
Cash flows from operating activities:
  Net earnings ..................................................................   $ 1,213      2,839      5,276
  Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization ............................................       298        125         27
       Gain on investments ......................................................    (1,627)      --         --
       Proceeds from sale of trading securities .................................     1,701       --
       Dividends received in excess of earnings of subsidiaries .................     3,084       --         --
       Equity in undistributed earnings of subsidiaries .........................      --         (666)    (3,968)
       Change in other assets and liabilities ...................................       740      1,005        183
                                                                                        ---      -----        ---

             Net cash provided by operating activities ..........................     5,409      3,303      1,518
                                                                                      -----      -----      -----

Cash flows from investing activities:
  Purchase of securities available-for-sale .....................................      (908)      (274)      (503)
  Proceeds from sale of investment securities ...................................       418        263       --
  Purchase of equipment .........................................................    (2,164)      (526)      (537)
  Investment in subsidiaries ....................................................      (390)    (2,554)      --
                                                                                        ---        ---       ----

             Net cash used in investing activities ..............................    (3,044)    (3,091)    (1,040)
                                                                                     ------     ------     ------

Cash flows from financing activities:
  Stock transactions of pooled entities .........................................        38        130         59
  Exercise of stock options .....................................................        48         73       --
  Purchase of treasury stock ....................................................       (52)      --         --
  Dividends paid ................................................................    (1,744)    (1,200)      (931)
                                                                                     ------     ------       ----

             Net cash used in financing activities ..............................    (1,710)      (997)      (872)
                                                                                     ------       ----       ----

Net change in cash ..............................................................       655       (785)      (394)

Cash at beginning of year .......................................................       401      1,186      1,580
                                                                                        ---      -----      -----

Cash at end of year .............................................................   $ 1,056        401      1,186
                                                                                    =======        ===      =====

                           FLAG FINANCIAL CORPORATION

(16) Quarterly Operating Results (Unaudited)
     The following is a summary of the unaudited condensed consolidated quarterly operating results of FLAG for the years ended December 31, 1999 and 1998 (amounts in thousands, except per share amounts):


                                                                               1999
                                                     ----------------------------------------------------------
                                                                          Quarter Ended
                                                                          -------------
                                                     Dec. 31          Sept. 30         June 30         March 31
                                                     -------          --------         -------         --------
        Interest income ...........................   $12,252         12,213           12,209          12,479
        Interest expense ..........................     5,472          5,657            5,659           5,875
                                                        -----          -----            -----           -----

        Net interest income .......................     6,780          6,556            6,550           6,604
        Provision for loan losses .................     1,634          1,589            1,071             362
                                                        -----          -----            -----             ---

        Net interest income after provision
          for loan losses .........................     5,146          4,967            5,479           6,242
        Noninterest income ........................     2,317          1,217            3,903           2,635
        Noninterest expense .......................     7,600          8,494            7,388           7,133
                                                        -----          -----            -----           -----

        Earnings (loss) before income taxes .......      (137)        (2,310)           1,994           1,744
        Provision (benefit) for income taxes ......      (287)          (870)             683             552
                                                         ----           ----              ---             ---

        Net earnings (loss) .......................   $   150         (1,440)           1,311           1,192
                                                      =======         ======            =====           =====

        Net earnings (loss) per share .............   $   .02           (.17)             .16             .14
                                                      =======           ====              ===             ===

        Weighted average shares outstanding .......     8,266          8,263            8,263           8,238
                                                        =====          =====            =====           =====



                                                                              1998
                                                     ----------------------------------------------------------
                                                                          Quarter Ended
                                                                          -------------
                                                     Dec. 31          Sept. 30         June 30         March 31
                                                     -------          --------         -------         --------
        Interest income ...........................   $13,458         12,702           12,445          12,567
        Interest expense ..........................     6,343          6,422            6,309           6,146
                                                        -----          -----            -----           -----

        Net interest income .......................     7,115          6,280            6,136           6,421
        Provision for loan losses .................     2,678            257              273             267
                                                        -----            ---              ---             ---

        Net interest income after provision
          for loan losses .........................     4,437          6,023            5,863           6,154
        Noninterest income ........................     2,105          2,332            2,572           2,943
        Noninterest expense .......................     8,101          7,781            6,437           6,563
                                                        -----          -----            -----           -----

        Earnings (loss) before income taxes .......    (1,559)           574            1,998           2,534
        Provision (benefit) for income taxes ......      (738)            61              585             800
                                                         ----             --              ---             ---

        Net earnings (loss) .......................   $  (821)           513            1,413           1,734
                                                      =======            ===            =====           =====

        Net earnings (loss) per share .............   $  (.09)           .06              .17             .21
                                                      =======            ===              ===             ===

        Weighted average shares outstanding .......     8,22 3         8,219            8,215           8,196
                                                        =====          =====            =====           =====

                           FLAG FINANCIAL CORPORATION

(17) Fair Value of Financial Instruments
     FLAG is required to disclose fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of FLAG's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of FLAG or its subsidiary, but rather a good-faith estimate of the increase or decrease in value of financial instruments held by FLAG since purchase, origination or issuance.

     Cash and Cash Equivalents and Interest-Bearing Deposits
     -------------------------------------------------------
     For cash, due from banks, federal funds sold, interest-bearing deposits with other banks, and proceeds receivable from secondary market, the carrying amount is a reasonable estimate of fair value.

     Securities Held-to-Maturity and Securities Available-for-Sale
     -------------------------------------------------------------
     Fair    values   for    securities    held-to-maturity    and    securities
     available-for-sale are based on quoted market prices.

     Other investments
     -----------------
     The carrying value of other investments approximates fair value.

     Loans and Mortgage Loans Held for Sale
     --------------------------------------
     The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value.

     Cash Surrender Value of Life Insurance
     --------------------------------------
     The carrying value of cash surrender value of life insurance approximates fair value.

     Deposits
     --------
     The fair value of demand deposits, savings accounts, NOW accounts, certain money market deposits, advances from borrowers and advances payable to secondary market is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

     Federal Funds Purchased and Repurchase Agreements
     -------------------------------------------------
     For federal funds purchased and repurchase agreements, the carrying amount is a reasonable estimate of fair value.

     Advances from the Federal Home Loan Bank
     ----------------------------------------
     The fair value of the FHLB fixed rate borrowings are estimated using discounted cash flows, based on the current incremental borrowing rates for similar types of borrowing arrangements.

     Commitments to Originate First Mortgage Loans, Commitments to Extend Credit
     ---------------------------------------------------------------------------
     and Standby Letters of Credit
     -----------------------------
     Because commitments to originate first mortgage loans, commitments to extend credit and standby letters of credit are made using variable rates, the contract value is a reasonable estimate of fair value.

                           FLAG FINANCIAL CORPORATION

(17) Fair Value of Financial Instruments, continued
     Limitations
     -----------
     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time FLAG's entire holdings of a particular financial instrument. Because no market exists for a significant portion of FLAG's financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include the mortgage banking operation, deferred income taxes, premises and equipment and purchased core deposit intangible. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

     The  carrying  amount  and  estimated  fair  values  of  FLAG's   financial
     instruments at December 31, 1999 and 1998 are as follows (In Thousands):

                                                               1999                       1998
                                                      -----------------------    ------------------------
                                                      Carrying     Estimated     Carrying      Estimated
                                                       Amount      Fair Value     Amount      Fair Value
                                                       ------      ----------     ------      ----------
        Assets:
          Cash and cash equivalents .................   27,084        27,084       53,317         53,317
          Interest-bearing deposits .................    2,792         2,792        3,577          3,577
          Investment securities .....................   89,555        89,125       97,623         97,829
          Other investments .........................    6,092         6,092        7,023          7,023
          Mortgage loans held for sale ..............    3,484         3,484       10,220         10,220
          Loans, net ................................  419,079       417,150      424,660        425,707
          Cash surrender value of life insurance.....    4,134         4,134        3,971          3,971

        Liabilities:
          Deposits ..................................  483,987       483,886      521,671        522,371
          Federal funds purchased and repurchase
            agreements........... ...................   15,320        15,320          -              -
          FHLB advances .............................   27,173        24,953       48,398         47,119

        Unrecognized financial instruments:
          Commitments to extend credit ..............   56,872        56,872       78,745         78,745
          Standby letters of credit .................      819           819          767            767

(18) Subsequent Event
     On March 6, 2000, FLAG entered into an agreement to sell certain branch locations of Citizens in Metter, Cobbtown and Statesboro, Georgia. The sale agreement provides for a net sales price of approximately $3.2 million and includes all deposit liabilities, loans and premises and equipment of these branches. This branch sale is subject to various regulatory approvals.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the directors and executive officers of the Company is set forth under the captions "Proposal 1 - Election of Directors-Nominees" and "Proposal 1 - Election of Directors-Information Regarding Nominees and Continuing Directors" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders to be held on April 19, 2000. Such information is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by directors and executive officers of the Company and the Banks is set forth under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement referred to above. The Company is incorporating by reference that information from the Proxy Statement. To the Company's knowledge, no person was the beneficial owner of more than 10% of the Company's common stock during 1999.

ITEM 11. EXECUTIVE COMPENSATION

     Information relating to executive compensation and the sale of stock to certain directors is set forth under the captions "Proposal 1 - Election of Directors - Director Compensation" and "Executive Compensation" in the Proxy Statement referred to above. The Company is incorporating by reference that information from the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding ownership of the Company's common stock as of December 31, 1999, by certain persons is set forth under the captions "Voting - Stock Ownership" and "Proposal 1 - Election of Directors - Information Regarding Nominees and Continuing Directors" in the Proxy Statement referred in Item 10 above. The Company is incorporating by reference that information from the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain transactions between the Banks and directors and executive officers of the Company and the Bank is set forth under the caption "Executive Compensation - Loans to Management" in the Proxy Statement referred to in Item 10 above. The Company is incorporating by reference that information from the Proxy Statement.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The following consolidated financial statements together with the report thereon of Porter Keadle Moore, LLP are located in Item 8 of this Report:

          Report of Independent Certified Public Accountants
          Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Earnings for the years ended December 31,
               1999, 1998 and 1997
          Consolidated  Statements of  Comprehensive  Income for the years ended
               December 31, 1999, 1998 and 1997
          Consolidated  Statements  of Changes in  Stockholders'  Equity for the
               years ended December 31, 1999, 1998 and 1997
          Consolidated Statements of Cash Flows for the years ended December 31,
               1999, 1998 and 1997
          Notes to Consolidated Financial Statements


(a)(2) The financial statement schedules are either included in the financial statements or are not applicable.

(a)(3) Exhibit List


Exhibit No.                         Description
-----------                         -----------

3.1 Articles of Incorporation of the Company, as amended through October 15, 1993 (incorporated by reference from Exhibit 3.1(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

3.2 Bylaws of the Company, as amended through March 30, 1998 (incorporated by reference from Exhibit 3.1(ii) to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

3.3 Amendment to Bylaws of the Company as adopted by resolution of Board of Directors on October 19, 1998 (incorporated by reference from Exhibit 3.3 on Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

4.1 Instruments Defining the Rights of Security Holders (See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto)

10.1 Employment Agreement between J. Daniel Speight, Jr. and the Company dated as of April 1, 1998 (incorporated by reference from Exhibit 10.1 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

10.2 Employment Agreement between John S. Holle and the Company dated as of April 1, 1998 (incorporated by reference from Exhibit 10.2 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

10.3 Employment Agreement between Patti S. Davis and the Company dated as of April 1, 1998 (incorporated by reference from Exhibit 10.4 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

10.4 Employment Agreement between Charles O. Hinely and the Company dated as of April 1, 1999*

10.5 Separation Agreement between J. Preston Martin and the Company dated May 13, 1998 (incorporated by reference from Exhibit 10.6 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

10.6 Separation Agreement between Robert G. Cochran and the Company dated August 27, 1999 (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1999)*

10.7 Split Dollar Insurance Agreement between J. Daniel Speight, Jr. and Citizens Bank dated November 2, 1992 (incorporated by reference from
     Exhibit 10.7 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

10.8 Director Indexed Retirement Program for Citizens Bank dated January 13, 1995 (incorporated by reference from Exhibit 10.8 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

10.9 Form of  Executive  Agreement  (pursuant  to  Director  Indexed  Retirement
     Program for Citizens Bank) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.9 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

10.10Form of Flexible  Premium Life  Insurance  Endorsement  Method Split Dollar
     Plan Agreement (pursuant to Director Indexed Retirement Program for Citizens Bank) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.10 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

10.11Director Indexed Fee Continuation Program for First Federal Savings Bank of LaGrange effective February 3, 1995 (incorporated by reference from Exhibit 10.12 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.12Form of Director  Agreement  (pursuant to Director Indexed Fee Construction
     Program for First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.13 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

10.13Form of Flexible  Premium Life  Insurance  Endorsement  Method Split Dollar
     Plan Agreement (pursuant to Director Indexed Fee Continuation Program of First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.14 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

10.14Form of Indexed Executive Salary Continuation Plan Agreement by and between First Federal Savings Bank of LaGrange and individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

10.15Form of Flexible  Premium Life  Insurance  Endorsement  Method Split Dollar
     Plan Agreement (pursuant to Executive Salary Continuation Plan for First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.16 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

10.16Indexed  Executive Salary  Continuation Plan Agreement by and between First
     Federal Savings Bank of LaGrange and William F. Holle, Jr. dated February 3, 1995 (incorporated by reference from Exhibit 10.17 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

10.17Form of Deferred Compensation Plan by and between The Citizens Bank and individuals listed on exhibit cover page*

10.18FLAG   Financial   Corporation   1994   Employees   Stock   Incentive  Plan
     (incorporated by reference from Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)*

10.19FLAG   Financial   Corporation   1994   Directors   Stock   Incentive  Plan
     (incorporated by reference from Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)*

21   Subsidiaries

27   Financial Data Schedule

--------------------

* The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-K.

(b)  Reports on Form 8-K.

     Reports on Form 8-K filed during Fourth Quarter of 1999

o A Current Report on Form 8-K filed October 6, 1999 regarding announcement of FLAG Financial Corporation on September 24, 1999 that FLAG Financial Corporation and Abbeville Capital Corporation were contemplating an amendment to the Agreement and Plan of Merger between Abbeville Capital Corporation, parent company of The Bank of Abbeville, located in Abbeville, South Carolina, and FLAG Financial Corporation.

o A Current Report on Form 8-K filed October 6, 1999 regarding the completion of the merger of First Hogansville Bankshares, Inc., parent company of The Citizens Bank, located in Hogansville, Georgia, with and into FLAG Financial Corporation pursuant to an Agreement and Plan of Merger, dated June 1, 1999, by and between FLAG Financial Corporation and First Hogansville Bankshares, Inc.

o A Current Report on Form 8-K filed October 19, 1999 regarding the execution of a Mutual Termination Agreement between FLAG Financial Corporation and Abbeville Capital Corporation, parent company of The Bank of Abbeville, located in Abbeville, South Carolina, pursuant to which both parties agreed to cancel their plans to merge.

o A Current Report on Form 8-K filed December 23, 1999 regarding the announcement of the commencement of a stock repurchase program pursuant to which the Company will from time to time repurchase up to 57,500 shares of its outstanding common stock in the open market or in privately negotiated transactions.

     Reports on Form 8-K filed since Year End 1999

o    The Company has not made any Form 8-K filings.


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

                                       FLAG FINANCIAL CORPORATION
                                                 (Registrant)



Date:  March 20, 2000             By:  /s/ J. Daniel Speight, Jr.
                                      --------------------------------
                                       J. Daniel Speight, Jr.
                                       President and Chief Executive Officer



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

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 20, 2000.


              Signature                       Title
              ---------                       -----

/s/ Dennis D. Allen                          Director
------------------------------------------
              Dennis D. Allen

/s/ Dr. A. Glenn Bailey                      Director
------------------------------------------
              Dr. A. Glenn Bailey

/s/ H. Speer Burdette, III                   Director
------------------------------------------
              H. Speer Burdette, III

/s/ Robert G. Cochran                        Director
------------------------------------------
              Robert G. Cochran

/s/ Patti S. Davis                           Director, Senior Vice President,
------------------------------------------   Assistant Secretary
              Patti S. Davis

/s/ Fred A. Durand, III                      Director
------------------------------------------
              Fred A. Durand, III

/s/ John R. Hines, Jr.                       Director
------------------------------------------
              John R. Hines, Jr.

/s/ John S. Holle                            Chairman of the Board and Director
------------------------------------------
              John S. Holle

/s/ James W. Johnson                         Director
------------------------------------------
              James W. Johnson

/s/ Kelly R. Linch                           Director
------------------------------------------
              Kelly R. Linch

/s/ J. Preston Martin                        Director
------------------------------------------
              J. Preston Martin

/s/ J. Daniel Speight, Jr.                   President, Chief Executive Officer
------------------------------------------   and Director(principal executive
              J. Daniel Speight, Jr.         officer)

/s/ John W. Stewart, Jr.                     Director
------------------------------------------
              John W. Stewart, Jr.

/s/ Robert W. Walters                        Director
------------------------------------------
              Robert W. Walters

/s/ Thomas L. Redding                        Senior Vice President, Chief
------------------------------------------   Financial Officer, Secretary
              Thomas L. Redding              (principal financial and accounting
                                             officer)

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

Exhibit No.                        Description
-----------                        -----------

3.1 Articles of Incorporation of the Company, as amended through October 15, 1993 (incorporated by reference from Exhibit 3.1(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

3.2 Bylaws of the Company, as amended through March 30, 1998 (incorporated by reference from Exhibit 3.1(ii) to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

3.3 Amendment to Bylaws of the Company as adopted by resolution of Board of Directors on October 19, 1998 (incorporated by reference from Exhibit 3.3 on Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

4.1 Instruments Defining the Rights of Security Holders (See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto)

10.1 Employment Agreement between J. Daniel Speight, Jr. and the Company dated as of April 1, 1998 (incorporated by reference from Exhibit 10.1 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

10.2 Employment Agreement between John S. Holle and the Company dated as of April 1, 1998 (incorporated by reference from Exhibit 10.2 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

10.3 Employment Agreement between Patti S. Davis and the Company dated as of April 1, 1998 (incorporated by reference from Exhibit 10.4 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

10.4 Employment Agreement between Charles O. Hinely and the Company dated as of April 1, 1999*

10.5 Separation Agreement between J. Preston Martin and the Company dated May 13, 1998 (incorporated by reference from Exhibit 10.6 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

10.6 Separation Agreement between Robert G. Cochran and the Company dated August 27, 1999 (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1999)*

10.7 Split Dollar Insurance Agreement between J. Daniel Speight, Jr. and Citizens Bank dated November 2, 1992 (incorporated by reference from
     Exhibit 10.7 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

10.8 Director Indexed Retirement Program for Citizens Bank dated January 13, 1995 (incorporated by reference from Exhibit 10.8 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

10.9 Form of  Executive  Agreement  (pursuant  to  Director  Indexed  Retirement
     Program for Citizens Bank) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.9 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

10.10Form of Flexible  Premium Life  Insurance  Endorsement  Method Split Dollar
     Plan Agreement (pursuant to Director Indexed Retirement Program for Citizens Bank) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.10 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

10.11Director Indexed Fee Continuation Program for First Federal Savings Bank of LaGrange effective February 3, 1995 (incorporated by reference from Exhibit 10.12 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.12Form of Director  Agreement  (pursuant to Director Indexed Fee Construction
     Program for First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.13 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

10.13Form of Flexible  Premium Life  Insurance  Endorsement  Method Split Dollar
     Plan Agreement (pursuant to Director Indexed Fee Continuation Program of First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.14 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

10.14Form of Indexed Executive Salary Continuation Plan Agreement by and between First Federal Savings Bank of LaGrange and individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

10.15Form of Flexible  Premium Life  Insurance  Endorsement  Method Split Dollar
     Plan Agreement (pursuant to Executive Salary Continuation Plan for First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.16 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

10.16Indexed  Executive Salary  Continuation Plan Agreement by and between First
     Federal Savings Bank of LaGrange and William F. Holle, Jr. dated February 3, 1995 (incorporated by reference from Exhibit 10.17 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

10.17Form of Deferred Compensation Plan by and between The Citizens Bank and the individuals listed on exhibit cover page*

10.18FLAG   Financial   Corporation   1994   Employees   Stock   Incentive  Plan
     (incorporated by reference from Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)*

10.19FLAG   Financial   Corporation   1994   Directors   Stock   Incentive  Plan
     (incorporated by reference from Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)*

21   Subsidiaries

27   Financial Data Schedule

--------------------

* The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-K.