Form 10-Q
period 2000-03-31
FLAG FINANCIAL CORP
filed 2000-05-15
CIK 897509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

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

                                    YES XX NO

             Common stock, par value $1 per share: 8,275,405 shares
                          Outstanding as of May 5, 2000

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------


                                Table of Contents

                                                                           Page
PART  I  Financial Information

  Item 1.  Financial Statements

             Consolidated Balance Sheets at March 31, 2000 and
               December 31, 1999.............................................3

             Consolidated Statements of Earnings for the Three Months
               Ended March 31, 2000 and 1999.................................4

             Consolidated Statements of Comprehensive Income for the
               Three Months Ended March 31, 2000 and 1999....................5

             Consolidated Statements of Cash Flows for the Three Months
               Ended March 31, 2000 and 1999.................................6

             Notes to Consolidated Financial Statements......................7

  Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.....................................9

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......12


PART II  Other Information

  Item 1.  Legal Proceedings................................................13

  Item 2.  Changes in Securities............................................13

  Item 3.  Defaults Upon Senior Securities..................................13

  Item 4.  Submission of Matters to a Vote of Security Holders..............14

  Item 5.  Other Information................................................15

  Item 6.  Exhibits and Reports on Form 8-K................................ 15

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                  March 31,       December 31,
                                                                    2000              1999
                                                               -------------------------------

Assets                                                                    (UNAUDITED)
------
Cash and due from banks ....................................   $  16,519,853    $  26,633,628
Federal funds sold .........................................            --            450,000
                                                                  ----------       ----------
    Total cash and cash equivalents ........................      16,519,853       27,083,628
                                                                  ----------       ----------
Interest-bearing deposits ..................................       2,083,202        2,791,688
Investment securities held-to-maturity .....................      16,110,640       16,243,837
Investment securities available-for-sale ...................      70,063,405       73,311,398
Other investments ..........................................       6,032,261        6,091,761
Mortgage loans held for sale ...............................       3,778,489        3,483,833
Loans, net .................................................     422,635,884      419,079,161
Premises and equipment, net ................................      17,973,606       18,391,527
Other assets ...............................................      21,175,776       21,392,436
                                                                  ----------       ----------
               Total assets ................................   $ 576,373,116    $ 587,869,269
                                                               =============    =============
Liabilities
-----------
Non interest-bearing deposits ..............................   $  53,287,448    $  58,512,630
Interest-bearing deposits ..................................     425,332,970      425,474,502
Federal funds purchased ....................................      12,810,000       15,320,000
Advances from Federal Home Loan Bank .......................      24,610,361       27,172,889
Other liabilities ..........................................       7,830,075        8,192,353
                                                                   ---------        ---------
               Total liabilities ...........................     523,870,854      534,672,374
                                                                 -----------      -----------
Stockholders' Equity
--------------------
Preferred stock (10,000,000 shares authorized, none
     issued and outstanding) ...............................            --               --
Common stock ($1 par value, 20,000,000 shares authorized;
     8,275,405 and 8,272,815 shares issued in 2000 and 1999,
     respectively)..........................................       8,275,405        8,272,815
Additional paid-in capital .................................      11,348,106       11,341,701
Retained earnings ..........................................      34,937,429       34,754,397
Accumulated other comprehensive income (loss) ..............      (1,653,209)      (1,119,987)
Less: Treasury stock .......................................        (405,469)         (52,031)
                                                                    --------          -------
               Total stockholders' equity ..................      52,502,262       53,196,895
                                                                  ----------       ----------
               Total liabilities and stockholders' equity...   $ 576,373,116    $ 587,869,269
                                                               =============    =============

 See Accompanying Notes to Consolidated Financial Statements.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
--------------------------------------------------------------------------------

                                                                          Three Months Ended
                                                                               March 31,
                                                                         2000            1999
                                                                      --------------------------
Interest Income
       Interest and fees on loans .................................   $10,320,866   $10,737,526
       Interest on securities .....................................     1,445,283     1,425,691
       Interest on federal funds sold and interest-bearing deposits       112,522       316,078
                                                                          -------       -------
             Total interest income ................................    11,878,671    12,479,295
                                                                       ----------    ----------
Interest Expense
       Interest on deposits .......................................     4,668,100     5,204,581
       Interest on borrowings .....................................       527,923       670,642
                                                                          -------       -------
             Total interest expense................................     5,196,023     5,875,223
                                                                        ---------     ---------
             Net interest income before provision for loan losses..     6,682,648     6,604,072

Provision for Loan Losses..........................................       593,070       362,000
                                                                          -------       -------
             Net interest income after provision for loan losses ..     6,089,578     6,242,072

Other Income
       Fees and service charges ...................................     1,280,249     1,298,674
       Gain on available-for-sale securities.......................        41,997       109,296
       Gain on trading securities .................................           --        317,361
       Gain on sale of loans.......................................       194,813       481,679
       Gain on sale of real estate - net ..........................         5,103        12,500
       Other income................................................       395,365       415,141
                                                                          -------       -------
             Total other income                                         1,917,527     2,634,651
                                                                        ---------     ---------
Other Expenses
       Salaries and employee benefits .............................     3,809,917     3,684,597
       Occupancy ..................................................     1,075,903       902,446
       Other operating.............................................     2,297,295     2,546,363
                                                                        ---------     ---------
             Total other expenses..................................     7,183,115     7,133,406
                                                                        ---------     ---------
             Earnings before provision for
                income taxes ......................................       823,990     1,743,317
       Provision for income taxes .................................       147,584       551,567
                                                                          -------       -------
             Net earnings .........................................   $   676,406   $ 1,191,750
                                                                      ===========   ===========

       Basic earnings per share ...................................        $ 0.08        $ 0.14

       Diluted earnings per share .................................        $ 0.08        $ 0.14

See Accompanying Notes to Consolidated Financial Statements.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
--------------------------------------------------------------------------------

                                                                     (UNAUDITED)
                                                                   Three Months Ended
                                                                       March 31,
                                                                   2000         1999
                                                               ------------------------
Net earnings ...............................................   $  676,406    $1,191,750
Other comprehensive income, net of tax:
    Unrealized gains (losses) on investment
     securities available-for-sale:
       Unrealized gains (losses) arising during the period,
          net of tax of $310,855 and $177,077, respectively      (507,184)      288,915
       Less:  Reclassification adjustment for gains
          included in net earnings, net of  tax of $15,959
          and $41,532, respectively ........................       26,038        67,764
       Gains on trading securities included in net earnings,
          net of tax of $120,597 ...........................         --         196,764
                                                                  -------       -------
Other comprehensive income (loss) ..........................     (533,222)       24,387
                                                                  -------        ------
Comprehensive income .......................................   $  143,184    $1,216,137
                                                               ==========    ==========

See Accompanying Notes to Consolidated Financial Statements

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                            (UNAUDITED)
                                                                              March 31,
                                                                        2000            1999
                                                                    ---------------------------
Cash flows from operating activities:
     Net earnings ..............................................   $    676,406    $  1,191,750
     Adjustment to reconcile net earnings to net
        cash provided by operating activities:
             Depreciation, amortization and accretion ..........        784,363         685,094
             Provision for loan losses .........................        593,070         362,000
             Gain on sale of investment securities
                 available-for-sale ............................        (41,997)       (109,296)
             Gain on trading securities ........................           --          (317,361)
             Gain on sales of loans ............................       (194,813)       (481,679)
             Gain on sale of other real estate .................         (5,103)        (12,500)
             Change in:
                 Mortgage loans held for sale ..................        (99,843)      3,794,543
                 Trading securities ............................           --           323,829
                 Other .........................................         76,203         514,596
                                                                         ------         --------
                       Net cash provided by operating activities      1,788,286       5,950,976
                                                                      ---------       ---------
Cash flows from investing activities:
     Net change in interest-bearing deposits ...................        708,486      (1,780,588)
     Proceeds from sales and maturities of investment
         securities available-for-sale .........................      2,491,805      12,819,147
     Proceeds from maturities of investment securities
          held-to-maturity .....................................        130,764       2,763,337
     Proceeds from sale of other investments ...................           --         1,801,822
     Purchases of other investments ............................           --        (2,686,821)
     Purchases of investment securities available-for-sale .....           --        (9,920,169)
     Net change in loans .......................................    (4,149,793)     (16,778,875)
     Proceeds from sale of ORE .................................        110,305          21,520
     Proceeds from sale of premises and equipment ..............         21,520            --
     Purchases of premises and equipment .......................       (336,547)        (43,475)
     Purchases of cash surrender value life insurance ..........        (46,792)        (88,114)
                                                                        -------         -------
                       Net cash used in investing activities ...     (1,070,252)    (13,892,216)
                                                                     ----------     -----------
Cash flows from financing activities:
     Net change in deposits ....................................     (5,366,714)    (23,088,981)
     Net change in federal funds purchased .....................     (2,510,000)      3,000,000
     Proceeds from FHLB advances ...............................      5,500,000            --
     Payments of FHLB advances .................................     (8,062,528)     (1,046,836)
     Purchase of treasury stock ................................       (353,438)           --
     Proceeds from exercise of stock options ..................           8,995          49,363
     Repayment of note payable .................................         (4,750)         (4,750)
     Cash dividends paid .......................................       (493,374)       (496,748)
                                                                       --------        --------
                      Net cash provided by financing activities     (11,281,809)    (21,587,952)
                                                                    -----------     -----------
                      Net change in cash and cash equivalents ..    (10,563,775)    (29,529,192)
     Cash and cash equivalents at beginning of period..........      27,083,628      53,316,886
                                                                     ----------      ----------
     Cash and cash equivalents at end of period ................   $ 16,519,853    $ 23,787,694
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

The accounting principles followed by FLAG Financial Corporation ("FLAG") and its bank subsidiaries and the methods of applying these principles conform with generally accepted accounting principles and with general practices within the banking industry. Certain principles, which significantly affect the determination of financial position, results of operations, and cash flows are summarized below and in FLAG's annual report on Form 10-K for the year ended December 31, 1999.

Note 1.  Basis of Presentation

The consolidated financial statements include the accounts of FLAG and its wholly owned subsidiaries, First Flag Bank (LaGrange, Georgia), Citizens Bank (Vienna, Georgia), and Thomaston Federal Savings Bank (Thomaston, Georgia). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain items in prior period's financial statements have been reclassified to conform to the current financial statement presentation.

The consolidated financial information furnished herein represents all adjustments that are, in the opinion of management, necessary to present a fair statement of the results of operations, and financial position for the periods covered herein and are normal and recurring in nature. For further information, refer to the consolidated financial statements and footnotes included in FLAG's annual report on Form 10-K for the year ended December 31, 1999.

Note 2.  Business Combinations

On September 30, 1999, First Hogansville Bankshares, Inc., parent company of The Citizens Bank, in Hogansville, Troup County, Georgia merged into FLAG. FLAG issued approximately 575,000 shares to the First Hogansville shareholders. The merger was accounted for as a pooling of interests. First Hogansville Bankshares, Inc., was the sole shareholder of The Citizens Bank, a state bank organized under the laws of the State of Georgia. As a result of the merger of First Hogansville Bankshares, Inc., with FLAG, The Citizens Bank became a wholly-owned subsidiary of FLAG. On February 11, 2000, The Citizens Bank merged into FLAG's subsidiary, First Flag Bank, and is now known as First Flag Bank-Hogansville and operates as a branch office of First Flag Bank.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 3.  Earnings Per Share

Net earnings per common share are based on the weighted average number of common shares outstanding during each period. The calculation of basic and diluted earnings per share is as follows:


                                                 Three  Months Ended
                                                      March 31,
                                                  2000        1999
                                               -----------------------
Basic earnings per share:
Net earnings ...............................   $  676,406   $1,191,750
Weighted average common shares
    outstanding ...........................     8,239,888    8,238,197
Per share amount ..........................    $     0.08   $     0.14

Diluted earnings per share:
Net earnings .................. ...........    $  676,406   $1,191,750
Effect of dilutive securities -
    stock options *  ......................           --           --
Diluted earnings per share ................    $     0.08   $     0.14

* Stock options were anti-dilutive as of 3/31/00 and 12/31/99

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

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Results of Operations

Quarters ended March 31, 2000 and 1999

Overview

Net earnings for the quarter ended March 31, 2000 decreased $515,000 or 43 percent compared to the first quarter 1999. Net earnings per common share decreased 43 percent for the first quarter of 2000 and are $0.08 compared to $0.14 in the first quarter of 1999. Net interest income increased 1 percent for the quarter ended March 31, 2000 over the same period of 1999 to $6.7 million. Non-interest income decreased 27 percent for the first quarter of 2000 compared to the same period of 1999 and non-interest expense increased 1 percent for the first quarter of 2000 compared to 1999.

Net Interest Income

Net interest income for the quarter ended March 31, 2000 increased $78,000 compared to the first quarter of 1999. This increase resulted from a $679,000 or 12 percent decrease in interest expense partially offset by a $601,000 or 5 percent decrease in interest income.

Non-Interest Income and Expense

Non-interest income for the first quarter of 2000 decreased $717,000 or 27 percent compared to the first quarter of 1999. This decrease was due in part to a decrease in gain on sale of available-for-sale securities of $67,000 during the first quarter of 2000 over the same period of 1999, as well as a decrease in gain on trading securities of $317,000 during the first quarter of 2000 over the same period of 1999. Gain on sale of loans for the first quarter of 2000 decreased 59 percent or $287,000 compared to the comparable period 1999.

Non-interest expense increased $50,000 or 1 percent in the first quarter of 2000 compared to the same period in 1999. Salaries and employee benefits increased $125,000, a 3 percent increase over the first quarter of 1999. The increase was primarily due to additional staffing requirements through the use of temporary employees for special projects. Management also believes consolidation efficiencies will continue to be realized, further reducing the need for some personnel.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Income Taxes

Income tax expense for the first quarter of 2000 was $147,000 compared to $551,000 for the first quarter of 1999. The effective tax rate for the quarter ended March 31, 2000 was 18 percent and for the quarter ended March 31, 1999 was 32 percent.

Provision and Allowance for Possible Loan and Lease Losses

The adequacy of the allowance for loan and lease losses is determined through management's informed judgment concerning the amount of risk inherent in FLAG's loan and lease portfolios. This judgment is based on such factors as the change in levels of non-performing and past due loans and leases, historical loan loss experience, borrowers' financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. The allowance for loan and lease losses at March 31, 2000 was $7.4 million compared to $7.0 million at December 31, 1999. The ratio of the allowance for loan losses to net outstanding loans at March 31, 2000 and December 31, 1999 was 1.75 percent and 1.67 percent, respectively.

Non-Performing Assets and Past Due Loans

Non-performing assets, comprised of real estate owned, non-accrual loans and loans for which payments are more than 90 days past due, totaled $16.1 million at March 31, 2000 compared to $15.8 million at December 31, 1999. Non-performing assets as a percentage of net loans at March 31, 2000 and December 31, 1999 were
3.81 percent and 3.78 percent, respectively.

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

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Financial Condition

Overview

Total assets were $576.4 million at March 31, 2000, a decrease of $11.5 million or 2 percent from December 31, 1999.

Assets and Funding

At March 31, 2000 earning assets totaled $520.7 million, a decrease of $298,000 from December 31, 1999. Loans were at 81 percent of earning assets and investment securities were 17 percent of earning assets at March 31, 2000.

At March 31, 2000, interest-bearing deposits decreased $141,000 compared to December 31, 1999. Non-interest bearing deposits decreased $5.2 million in the first quarter of 2000 and totaled $53.3 million at March 31, 2000. Federal Home Loan Bank advances decreased $2.6 million in the first quarter of 2000 and totaled $24.6 million at March 31, 2000. At March 31, 2000, deposits represented 92 percent of FLAG's interest-bearing liabilities and Federal Home Loan Bank advances represented 5 percent.

Liquidity and Capital Resources

Net cash provided by operating activities totaled $1.8 million for the quarter ended March 31, 2000. Net cash used by investing activities totaling $1.1 million consisted of a $4.1 million net decrease in loans outstanding, and $337,000 in purchases of premises and equipment partially offset by cash flows of $2.6 million of proceeds from sale and maturities of investment securities. Net cash used in financing activities consisted largely of a $5.4 million decrease in deposits, a $2.6 million net decrease in Federal Home Loan Bank advances and a $2.5 million decrease in federal funds purchased.

Total stockholders' equity at March 31, 2000, was 9.11 percent of total assets compared to 9.05 percent at December 31, 1999. The decrease in stockholders' equity from December 31, 1999 to March 31, 2000 is largely attributable to a $533,000 increase in the loss in "Accumulated Other Comprehensive Income" from unrealized losses on available-for-sale securities.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

At March 31, 2000, FLAG and its banks were in compliance with various regulatory capital requirements administered by Federal and State banking agencies. The following is a table representing FLAG's consolidated Tier-1 Capital, Tangible Capital, and Risk-Based Capital:

                                       March 31, 2000
----------------------------------------------------------------------------
                       Actual           Required           Excess
                       Amount     %       Amount     %      Amount      %
----------------------------------------------------------------------------

Tier 1 Capital       $ 51,480   8.85%   $ 23,279   4.00%   $ 28,201   4.85%
Tangible Capital     $ 51,480   8.85%   $  8,730   1.50%   $ 42,750   7.35%
Risk-Based Capital   $ 57,164  12.57%   $ 36,379   8.00%   $ 20,785   4.57%


Year 2000

FLAG did not experience any material disruptions in its operations as a result of the "Year 2000" problem. In addition, FLAG is not aware that any of their suppliers or customers has experienced any material disruptions in their operations or activities. FLAG does not expect to encounter any such problems in the foreseeable future, although we continue to monitor our computer operations for signs of such problems.

It is possible, however, that if Year 2000 problems are incurred by FLAG's customers, such problems could have a negative impact on future operations and financial performance, although we have not identified any such problems among our customers or suppliers. Furthermore, the Year 2000 problem may impact other entities with which FLAG transacts business and FLAG cannot predict the effect of the Year 2000 problem on such entities or resulting effects on FLAG.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative disclosures about market risk were included in FLAG's 1999 10-K. There have been no significant changes in FLAG's interest rate sensitivity as monitored by its Asset/Liability Management Committee for the quarter ended March 31, 2000.

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

         As previously reported, First Flag Bank purchased certain warehouse loans of Gulf Properties Financial Services, Inc., a residential mortgage broker. The loans that Gulf Properties sold to First Flag Bank were fraudulent. Gulf Properties filed Chapter 11 bankruptcy on December 30, 1998. First Flag Bank is serving on the creditors' committee and is assisting in the liquidation of assets, which will be distributed on a pro rata basis among the creditors. First Flag Bank is also pursuing a claim under its fidelity bond regarding this matter. The perpetrators of the fraud have pled guilty to criminal charges and have been sentenced to prison. First Flag Bank obtained a restitution order as part of the criminal sentence. First Flag Bank's exposure as a result of the fraud is approximately $3 million, a significant portion of which may be covered by the Bank's fidelity bond. Several other banks also purchased fraudulent loans from Gulf Properties and the total amount of exposure of all banks is approximately $32 million. The assets of Gulf Properties are being liquidated in bankruptcy and distributed to creditors on a pro rata basis

         As previously reported, Tad Moore Golf, Inc. is a borrower of First Flag Bank. An investor in Tad Moore Golf, Inc., who is also a lender to Tad Moore Golf, Inc., has sued First Flag Bank in Southern District Court in New York alleging that First Flag Bank fraudulently induced the investor into allegedly subordinating his loan to the loan of First Flag Bank. The investor is also a borrower of First Flag Bank. The plaintiff is claiming $1.6 million in consequential damages and $10 million in punitive damages. First Flag Bank has succeeded in having the venue of this matter transferred from New York to United States District Court in Newnan, Georgia. The Bank intends to vigorously defend this claim and pursue counterclaims against the investor.


Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders

     (a)  The 2000 Annual Meeting of Shareholders was held on April 19, 2000.

     (b)  Election of Directors

          The following  directors  will serve until the 2001 Annual  Meeting of
          Shareholders: Dr. A. Glenn Bailey, John R. Hines, Jr., Kelly R. Linch and J. Daniel Speight, Jr. The following directors will serve until the 2002 Annual Meeting of Shareholders: Robert G. Cochran, Patti S. Davis, Fred A Durand, III, James W. Johnson and J. Preston Martin.

          The following are the results of the votes cast by shareholders present at the 2000 Annual Meeting of Shareholders, by proxy or in person, for the proposal to elect the following directors to serve until the 2003 Annual Meeting of Shareholders:

                                            For                 Withhold
                                            ---                 --------
          H. Speer Burdette, III       6,356,577.702           66,536.018
          John S. Holle                6,351,115.702           71,998.018
          John W. Stewart, Jr.         6,356,577.702           66,536.018
          Robert W. Walters            6,356,577.702           66,536.018


     (c) Ratifying the appointment of Porter Keadle Moore LLP, as independent accountants of the Company for the fiscal year ending December 31, 2000.

          The shareholders voted 6,367,124.352 shares in the affirmative, 17,578.000 shares in the negative, with 38,411.368 shares abstaining for the ratification and appointment of Porter Keadle Moore LLP as independent accountants for the Company for the fiscal year ending December 31, 2000.

Item 5.   Other Information

          Pursuant to Rule 14a-14(c)(1) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company's 2001 Annual Meeting of Shareholders must notify the Company in writing to the Secretary of the Company, at Eagle's Landing, 235 Corporate Center Drive, Stockbridge, Georgia 30281 of the contents of such proposal no later than December 15, 2000 to be included in the 2001 Proxy Materials. A shareholder must notify the Company before January 15, 2001 of a proposal for the 2001 Annual Meeting that the shareholder intends to present other than by inclusion in the Company's proxy material. If the Company does not receive such notice prior to January 15, 2001, proxies solicited by the management of the Company will confer discretionary authority upon the management of the Company to vote upon any such matter.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27.1  Financial Data Schedule (for SEC use only)

     (b)  Reports on Form 8-K filed during the First Quarter 2000

          The Company has not made any Form 8-K filings.

          Reports on Form 8-K filed since Quarter End 2000 to Present

          The Company has not made any Form 8-K filings.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FLAG Financial Corporation

May 15, 2000                         By: /s/ Thomas L. Redding
                                     -------------------------
                                     Thomas L. Redding
                                     (Chief Financial Officer)