Form 10-Q
period 2000-08-14
FLAG FINANCIAL CORP
filed 2000-08-14
CIK 897509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from _____ to ______

                         Commission file number 0-24532

                           FLAG FINANCIAL CORPORATION
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

         Georgia                                       58-2094179
-------------------------------------------------------------------------------
   (State of incorporation)               (I.R.S. Employer Identification No.)

      P.O. Box 3007
     LaGrange, Georgia                                   30241
-------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

                                 (706) 845-5000
-------------------------------------------------------------------------------
                               (Telephone Number)

         Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES XX NO

             Common stock, par value $1 per share: 8,217,905 shares
                        Outstanding as of August 10, 2000

FLAG Financial Corporation and Subsidiaries

-------------------------------------------------------------------------------


                                Table of Contents

                                                                         Page
PART  I  Financial Information

  Item 1.  Financial Statements

             Consolidated Balance Sheets at June 30, 2000 and
               December 31, 1999.........................................  3

             Consolidated Statements of Earnings for the Six Months and
              Quarter Ended June 30, 2000 and 1999.......................  4

             Consolidated Statements of Comprehensive Income for the
               Six Months and Quarter Ended June 30, 2000 and 1999.......  5

             Consolidated Statements of Cash Flows for the Six Months
              and Quarter Ended June 30, 2000 and 1999...................  6

             Notes to Consolidated Financial Statements..................  7

  Item 2.  Management's Discussion and Analysis of Financial Condition
               And Results of Operations.................................  9


PART II  Other Information

  Item 1.  Legal Proceedings............................................. 13

  Item 2.  Changes in Securities......................................... 13

  Item 3.  Defaults Upon Senior Securities............................... 13

  Item 4.  Submission of Matters to a Vote of Security Holders........... 14

  Item 5.  Other Information............................................. 14

  Item 6.  Exhibits and Reports on Form 8-K.............................. 14

Part I. Financial Information
Item I. Financial Statments
FLAG Financial Corporation and Subsidiaries
Consolidated Balance Sheets

-------------------------------------------------------------------------------


                                                June 30,        December 31,
                                                  2000              1999
                                             ----------------------------------

ASSETS                                                 (UNAUDITED)
------
Cash and due from banks....................  $ 17,476,520       $  26,633,628
Federal funds sold.........................        70,000             450,000
                                             --------------------------------
    Total cash and cash equivalents........    17,546,520          27,083,628
                                             --------------------------------
Interest-bearing deposits..................     1,357,884           2,791,688
Investment securities held-to-maturity.....         -              16,243,837
Investment securities available-for-sale...    91,078,953           73,311,398
Other investments..........................     4,788,795            6,091,761
Mortgage loans held for sale...............     4,278,017            3,483,833
Loans, net.................................   411,118,402          419,079,161
Premises and equipment, net................    17,183,561           18,391,527
Other assets...............................    22,853,770           21,392,436
                                            ----------------------------------
               Total assets...............  $ 570,205,902        $ 587,869,269
                                            ==================================

LIABILITIES

Non interest-bearing deposits............    $ 53,097,193         $ 58,512,630
Interest-bearing deposits................     412,022,105          425,474,502
Federal funds purchased..................      14,040,000           15,320,000
Other borrowed funds.....................       2,468,666                -
Advances from Federal Home Loan Bank.....      29,375,331           27,172,889
Other liabilities........................       6,798,660            8,192,353
                                           -----------------------------------
                Total liabilities........     517,801,955          534,672,374
                                           -----------------------------------

STOCKHOLDERS' EQUITY

Preferred stock (10,000,000 shares authorized, none
     issued and outstanding)...............      -                   -
Common stock ($1 par value, 20,000,000 shares
  authorized 8,275,405 and 8,272,815 shares
   issued in 2000 and 1999, respectively..     8,275,405            8,272,815
Additional paid-in capital................    11,348,106           11,341,701
Retained earnings.........................    35,104,289           34,754,397
Accumulated other comprehensive income (loss) (1,918,384)          (1,119,987)
Less: Treasury stock at cost; 57,500 shares in 2000 and 7,500
     shares in 1999.......................      (405,469)             (52,031)
                                            ---------------------------------
 Total stockholders' equity...............    52,403,947           53,196,895
                                              ===============================
 Total liabilities and stockholders' equity $570,205,902         $587,869,269
                                              ===============================


 See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings

-------------------------------------------------------------------------------

                                                                                           (UNAUDITED)
                                                                         Three Months Ended            Six Months Ended
                                                                              June 30,                      June 30,
                                                                    ------------------------------------------------------------
                                                                         2000           1999           2000           1999
Interest Income
       Interest and fees on loans..........................         $10,488,721    $10,701,224      20,809,587    21,438,750
       Interest on securities..............................           1,464,443      1,449,089       2,909,726     2,874,780
       Interest on federal funds sold and interest-bearing deposits      77,030         52,024         189,552       368,102
                                                                    ------------------------------------------------------------
             Total interest income.........................          12,030,194     12,202,337      23,908,865    24,681,632
                                                                    ------------------------------------------------------------
Interest Expense
       Interest on deposits................................           4,824,338      4,924,243       9,492,438    10,128,824
       Interest on borrowings..............................             644,607        734,043       1,172,530     1,404,685
                                                                    ------------------------------------------------------------
             Total interest expense........................           5,468,945      5,658,268      10,664,968    11,533,509
                                                                    ------------------------------------------------------------
             Net interest income before provision for loan losses...  6,561,249      6,544,051      13,243,897    13,148,123
Provision for Loan Losses..................................             733,070      1,070,639       1,326,140     1,432,639
                                                                    ------------------------------------------------------------
             Net interest income after
               provision for loan losses...................           5,828,179      5,473,412      11,917,757    11,715,484
                                                                     -----------------------------------------------------------
Other Income
      Fees and service charges.............................           1,212,346        874,734       2,492,595     2,173,408
      Gain on sale of available for sale securities........               -            996,146          41,997     1,105,442
      Gain on trading securities...........................                -           483,151           -           800,512
      Gain on sale of loans................................            294,369         842,800         489,182     1,324,479
      Other income.........................................            380,797         740,221         779,038     1,155,362
                                                                     -----------------------------------------------------------
             Total other income............................          1,887,512       3,937,052       3,802,812     6,559,203
                                                                     -----------------------------------------------------------
Other Expenses
       Salaries and employee benefits......................          3,607,946       3,932,432       7,417,864     7,617,029
       Occupancy...........................................          1,069,866       1,356,379       2,145,769     2,258,825
       Other operating.....................................          2,257,805       2,124,877       4,552,872     4,658,740
                                                                    ------------------------------------------------------------
             Total other expenses..........................          6,935,617       7,413,688      14,116,505    14,534,594
                                                                    ------------------------------------------------------------
             Earnings before provision for
                income taxes...............................            780,074      1,996,776       1,604,064     3,740,093
       Provision for income taxes..........................            120,439        684,223         268,023     1,235,790
                                                                    ------------------------------------------------------------
              Net earnings.................................          $ 659,635      1,312,553       1,336,041     2,504,303
                                                                    ============================================================

       Basic earnings  per share...........................          $    0.08         $ 0.16          $ 0.16        $ 0.30
       Diluted earnings  per share.........................          $    0.08         $ 0.16          $ 0.16        $ 0.30

       See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

--------------------------------------------------------------------------------

                                                                                                 (UNAUDITED)
                                                                                Three Months Ended          Six Months Ended
                                                                                     June 30,                   June 30,
                                                                                2000          1999         2000         1999
                                                                            -----------------------------------------------------
Net earnings..........................................................         $659,635    1,312,553    1,336,041    2,504,303
Other comprehensive income, net of tax:
    Unrealized gains (losses) on investment securities available-for-sale:
       Unrealized gains (losses) arising during the period,
         net of tax of $162,527, $ 601,976, $473,381 and
         $ 424,900, respectively......................................         (265,175)    (982,171)    (772,359)    (692,666)
       Less:  Reclassification adjustment for gains (losses) included in net
        earnings, net of  tax of $378,515, $15,959 and $420,068,respectively         -      (617,611)     (26,038)    (685,374)
       Gain on trading securities included in net earnings
          in 1999, net of tax of $183,597 and $304,195 respectively....                     (299,554)                 (496,317)
                                                                            -----------------------------------------------------
Other comprehensive income............................................         (265,175)  (1,899,336)    (798,397)  (1,874,357)
                                                                            -----------------------------------------------------
Comprehensive income..................................................        $ 394,460    (586,783)      537,644      629,946
                                                                            =====================================================



See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

-------------------------------------------------------------------------------

                                                                                       (UNAUDITED)
                                                                                        June 30,
                                                                         ---------------------------------------
                                                                                 2000               1999
                                                                         ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings............................................                 $1,336,041        $2,504,303
     Adjustment to reconcile net earnings to net
        cash provided by operating activities:
             Depreciation, amortization and accretion........                 1,556,567          1,372,723
             Provision for loan losses.......................                 1,326,140          1,432,639
             Gain on sale of investment securities
                 available-for-sale..........................                   (41,997)        (1,105,442)
              Proceeds from sale of trading securities.......                                      292,487
              Gain on sale of trading securities.............                                     (286,019)
              Unrealized gain on sale of trading securities..                                     (514,493)
             Gain on sales of loans..........................                  (489,182)        (1,324,479)
             Change in:
               Mortgage loans held for sale..................                  (337,301)         4,271,740
               Other.........................................                (2,115,526)          (365,500)
                                                                         ---------------------------------------
                  Net cash provided by operating activities..                 1,234,772          6,277,959
                                                                         ---------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net change in interest-bearing deposits.................                 1,433,804          (592,851)
     Proceeds from sales and maturities of investment
         securities available-for-sale.......................                 6,232,613        29,854,423
     Proceeds from maturities of investment securities
          held-to-maturity...................................                   108,520         1,541,167
     Proceeds from sale of other investments.................                                   3,037,048
     Purchases of other investments..........................                   (27,700)       (3,821,000)
     Purchases of investment securities available-for-sale...                (8,070,165)      (25,171,909)
     Net change in loans.....................................                 6,666,919       (31,253,842)
     Proceeds from sale of ORE...............................                   225,226           979,501
     Proceeds from sale of premises and equipment............                    21,520
     Purchases of premises and equipment.....................                  (405,811)         (424,867)
     Purchases of cash surrender value life insurance........                  (139,987)           83,113)
                                                                         ---------------------------------------
        Net cash provided by (used in) investing activities..                 6,044,939       (25,935,443)
                                                                         ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in deposits..................................               (18,867,835)      (28,337,239)
     Change in federal funds purchased.......................                (1,280,000)       15,965,236
     Change in other borrowed funds..........................                 2,468,665           (45,420)
     Proceeds from FHLB advances.............................                19,000,000        22,350,000
     Payments of FHLB advances...............................               (16,797,558)      (16,917,673)
     Purchase  of treasury  stock  ..........................                  (353,438)
     Proceeds from exercise of stock options.................                     8,995            52,693
     Repayment of note payable                                                   (9,500)           (9,500)
     Cash dividends paid.....................................                  (986,148)         (885,714)
                                                                         ---------------------------------------
               Net cash used in financing activities.........               (16,816,819)       (7,827,617)
                                                                         ---------------------------------------

                  Net change in cash and cash equivalents....                (9,537,108)      (27,485,101)
     Cash and cash equivalents at beginning of period........                27,083,628        53,316,956
                                                                         ---------------------------------------

    Cash and cash equivalents at end of period...............                17,546,520        25,831,855
                                                                         =======================================

See Accompanying Notes to Consolidated Financial Statements

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

Note 1.  Basis of Presentation

The consolidated financial statements include the accounts of FLAG and its wholly owned subsidiaries, First Flag Bank (LaGrange, Georgia), Citizens Bank (Vienna, Georgia), and Thomaston Federal Savings Bank (Thomaston, Georgia). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Note 2.  Business Combinations

On September 30, 1999, First Hogansville Bankshares, Inc., parent company of The Citizens Bank, in Hogansville, Troup County, Georgia merged into the FLAG. FLAG issued approximately 575,000 shares to the First Hogansville shareholders. The merger was accounted for as a pooling of interests. First Hogansville Bankshares, Inc. was the sole shareholder of The Citizens Bank (Hogansville, Georgia), a state bank organized under the laws of the State of Georgia. As a result of the merger of First Hogansville Bankshares, Inc., with FLAG, The Citizens Bank became a wholly-owned subsidiary of FLAG. On February 11, 2000, The Citizens Bank merged into FLAG's subsidiary, First Flag Bank, and is now known as First Flag Bank-Hogansville and operates as a branch office of First Flag Bank.

Notes to Consolidated Financial Statements

-------------------------------------------------------------------------------



Note 3.  Earnings Per Share

Net earnings per common share are based on the weighted average number of common shares outstanding during each period. The calculation of basic and diluted earnings per share is as follows:


                                                         Three  Months Ended                Six Months Ended
                                                              June 30,                          June 30,
                                                     -----------------------------------------------------------
                                                        2000           1999                 2000      1999
                                                     -----------------------------------------------------------
Basic earnings per share:
Net earnings...............................         $  659,635      1,312,553           1,336,041    2,504,303
Weighted average common shares
    outstanding............................         $8,217,905      8,262,281           8,228,897    8,250,808
Per share amount                                    $     0.08           0.16                0.16         0.30

Diluted earnings per share:
Net earnings...............................         $  659,635      1,312,553           1,336,041    2,504,303
Effect of dilutive securities -
    stock options   *......................                -             -                  -             -
Diluted earnings per share                          $     0.08           0.16                0.16         0.30

* Stock options were anti-dilutive as of 6/30/00 and 06/30/99

Note 4.  Recently Issued Accounting Standards

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for hedging activities and for derivative instruments including derivative instruments embedded in other contracts. It requires the fair value recognition of derivatives as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. SFAS No. 133 is effective for all fiscal quarters in fiscal years beginning after June 15, 2000, but initial application of the statement must be made as of the beginning of the quarter.

At the date of initial application, an entity may transfer any held-to-maturity security into the available-for-sale or trading categories without calling into question the entity's intent to hold other securities to maturity in the future. FLAG adopted SFAS No. 133 as of April 1, 2000, and transferred all held to maturity securities to available for sale which decreased stockholders' equity by $273,000 for the net of tax effect for the unrealized losses.

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
-------------------------------------------------------------------------------

Results of Operations
Six months and quarters ended June 30, 2000 and 1999

Overview
Net earnings for the six months ended June 30, 2000 decreased $1,168,000 or 47 percent compared to the first six months of 1999. Net earnings per common share decreased 47 percent for the first six months of 2000 and are $0.16 compared to $0.30 in the first six months of 1999. Net earnings for the quarter ended June 30, 2000 decreased $653,000 or 50 percent compared to the quarter ended June 30, 1999. Net earnings per common share decreased 50 percent for the quarter ended June 30, 2000 and are $.08 compared to $.16 in the quarter ended June 30, 1999. Net interest income increased 1 percent for the six months ended June 30, 2000 over the same period of 1999 to $13.2 million. Non-interest income decreased 42 percent for the first six months of 2000 compared to the same period of 1999 and non-interest expense decreased 3 percent for the first six months of 2000 compared to 1999. Non-interest income decreased 52 percent for the quarter ended June 30, 2000 compared to the same period of 1999 and non-interest expense decreased 6 percent for the quarter ended June 30, 2000 compared to 1999.

Net Interest Income
Net interest income for the first six months ended June 30, 2000 increased $96,000 compared to the first six months of 1999. This increase resulted from a $868,000 or 7 percent decrease in interest expense partially offset by a $773,000 or 3 percent decrease in interest income. Net interest income for the quarter ended June 30, 2000 did not change significantly from the quarter ended June 30, 1999.

Non-Interest Income and Expense
Non-interest income for the first six months of 2000 decreased $2,756,000 or 42 percent compared to the first six months of 1999. Non-interest income for the quarter ended June 30, 2000 decreased $2,049,000 or 52 percent compared to the quarter ended June 30, 1999. These decreases were due largely to a decrease in gain on sale of available-for-sale securities, as well as a decrease in gain on trading securities. Gain on sale of loans for the first six months of 2000 decreased 63 percent or $835,000 compared to the same period of 1999, and decreased $548,000 or 65 percent for the quarter ended June 30, 1999. This decrease was due in part to a one time gain on the sale of the guaranteed portion of a commercial loan during 1999 in the amount of $382,000. Other operating income for the first six months of 2000 decreased $379,000 or 33 percent compared to the first six months of 1999, in part due to a decrease in mortgage servicing income as a result of the sale of a significant portion of the mortgage servicing portfolio during the fourth quarter of 1999. Other operating income decreased $359,000 or 49 percent for the quarter ended June 30, 2000 compared to the same period in 1999 also due to the sale of the mortgage servicing portfolio. Non-interest expense decreased $418,000 or 3 percent in the first six months of 2000 compared to the same period in 1999. Non-interest expense decreased $474,000 or 6% for the quarter ended June 30, 2000 compared to the same period of 1999. Salaries and employee benefits decreased $199,000 or 3 percent during the first six months of 2000 compared to 1999 and decreased $324,000 or 8 percent during the quarter ended June 30, 1999. This decrease reflects management's continued emphasis on consolidation and cost containment in an effort to increase the efficiency of our operations.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
-------------------------------------------------------------------------------

Income Taxes
Income tax expense for the first six months of 2000 was $268,000 compared to $1,236,000 for the first six months of 1999. The effective tax rate for the six months ended June 30, 2000 was 17 percent and for the six months ended June 30, 1999 was 33 percent. Income tax expense for the quarter ended June 30, 2000 was $120,000 compared to $684,000 for the same period in 1999. The effective tax rate for the quarter ended June 30, 2000 was 15 percent and for the quarter ended June 30, 1999 was 34 percent.

Provision and Allowance for Possible Loan and Lease Losses
The adequacy of the allowance for loan and lease losses is determined through management's informed judgment concerning the amount of risk inherent in FLAG's loan and lease portfolios. This judgment is based on such factors as the change in levels of non-performing and past due loans and leases, historical loan loss experience, borrowers' financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. The allowance for loan and lease losses at June 30, 2000 was $7.2 million compared to $7.0 million at December 31, 1999. The ratio of the allowance for loan losses to net outstanding loans at June 30, 2000 and December 31, 1999 was 1.75 percent and 1.67 percent, respectively.

Non-Performing Assets and Past Due Loans
Non-performing assets, comprised of real estate owned, non-accrual loans and loans for which payments are more than 90 days past due, totaled $16.9 million at June 30, 2000 compared to $15.8 million at December 31, 1999. Non-performing assets as a percentage of net loans at June 30, 2000 and December 31, 1999 were
4.11 percent and 3.78 percent, respectively.

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

 .

Management's Discussion and Analysis of
Financial Condition and Results of Operations
-------------------------------------------------------------------------------

Financial Condition

Overview
Total assets were $570.2 million at June 30, 2000, a decrease of $17.7 million or 3.0 percent from December 31, 1999.

Assets and Funding
At June 30, 2000 earning assets totaled $512.7 million, a decrease of $8.8 million from December 31, 1999. Loans comprised 80 percent of earning assets and investment securities were 19 percent of earning assets at June 30, 2000.

At June 30, 2000, interest-bearing deposits decreased $13.4 million compared to December 31, 1999. Non-interest bearing deposits decreased $5.4 million in the first six months of 2000 and totaled $53.1 million at June 30, 2000. Federal Home Loan Bank advances increased $2.2 million in the first six months of 2000 and totaled $29.4 million at June 30, 2000. At June 30, 2000, deposits represented 90 percent of FLAG's interest-bearing liabilities and Federal Home Loan Bank advances represented 6 percent. These changes in the mix reflect management's continued emphasis on balance sheet restructuring.

Liquidity and Capital Resources
Net cash provided by operating activities totaled $1.2 million for the six months ended June 30, 2000. Net cash provided by investing activities totaling $6.0 million consisted of a $6.7 million net decrease in loans outstanding, and $6.2 million in proceeds from sales and maturities of investment securities available-for-sale, partially offset by purchases of $8.0 million of investment securities available-for-sale. Net cash used in financing activities consisted largely of a $18.9 million decrease in deposits, partially offset by a $2.2 million net increase in Federal Home Loan Bank advances.

Total stockholders' equity at June 30, 2000, was 9.19 percent of total assets compared to 9.05 percent at December 31, 1999. The slight increase is attributed to a $17.7 million decrease in total assets since December 31, 1999.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

At June 30, 2000, FLAG and its banks were in compliance with various regulatory capital requirements administered by Federal and State banking agencies. The following is a table representing FLAG's consolidated Tier-1 Capital, Tangible Capital, and Risk-Based Capital:

                               June 30, 2000

-------------------------------------------------------------------------------
                       Actual           Required           Excess
                       Amount     %      Amount      %      Amount       %
-------------------------------------------------------------------------------

Tier 1 Capital        $ 51,064   9.06%  $ 22,556   4.00%   $ 28,508   5.06%
Tangible Capital      $ 51,064   9.06%  $  8,458   1.50%   $ 42,606   7.56%
Risk-Based Capital    $ 56,667  12.69%  $ 35,728   8.00%   $ 20,939   4.69%




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

Part 2. Other Information
FLAG Financial Corporation and Subsidiaries

-------------------------------------------------------------------------------


PART II.  Other Information

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

         As previously reported, First Flag Bank purchased certain warehouse loans of Gulf Properties Financial Services, Inc., a residential mortgage broker. The loans that Gulf Properties sold to First Flag Bank were fraudulent. Gulf Properties filed Chapter 11 bankruptcy on December 30, 1998. First Flag Bank is serving on the creditors' committee and is assisting in the liquidation of assets, which will be distributed on a pro rata basis among the creditors. First Flag Bank has collected $928,047 as part of the bankruptcy proceedings. Additionally, First Flag Bank will receive $1.6 million from a claim under its fidelity bond regarding this matter. The perpetrators of the fraud have pled guilty to criminal charges and have been sentenced to prison. First Flag Bank obtained a restitution order as part of the criminal sentence. First Flag Bank's exposure as a result of the fraud was approximately $3 million. Several other banks also purchased fraudulent loans from Gulf Properties and the total amount of exposure of all banks is approximately $32 million.

         As previously reported, Tad Moore Golf, Inc. is a borrower of First Flag Bank. An investor in Tad Moore Golf, Inc., who is also a lender to Tad Moore Golf, Inc., sued First Flag Bank in Southern District Court in New York alleging that First Flag Bank fraudulently induced the investor into allegedly subordinating his loan to the loan of First Flag Bank. The investor was also a borrower of First Flag Bank. The plaintiff is claming $1.6 million in consequential damages and $10 million in punitive damages. First Flag Bank has succeeded in having the venue of this matter transferred from New York to United States District Court in Newnan, Georgia. Discovery ended on July 31, 2000.
The plaintiffs have filed a motion to extend discovery and First Flag Bank has filed an objection to the motion to extend. First Flag Bank intends to continue vigorously defending this claim and pursue counterclaims against the investor.

         On June 28, 2000, David and Trenne Baker filed a suit against America's Homeplace, Southern Homestead Mortgage and First Flag Bank in Superior Court of Bartow County, Georgia. The Complaint alleges that the defendants are liable to the plaintiffs for unspecified damages for fraud, suppression and concealment, breach of contract, intentional infliction of emotional distress, negligent infliction of emotional distress, conspiracy and violations of Georgia RICO arising out of the construction and purchase of a house from a co-defendant by the plaintiff. First Flag bank Other Information provided the construction financing on the home. First Flag Bank intends to vigorously defend the claim.

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


Item 6.           Exhibits and Report on Form 8-K

(a)  Exhibits: 27.1 Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K filed during the Second Quarter 2000:

     The Company has not made any Form 8-K filings.

     Reports on Form 8-K filed since Quarter End 2000 to Present:

     Current Report on Form 8-K, dated August 3, 2000, regarding completion of branch sale.

FLAG Financial Corporation and Subsidiaries

-------------------------------------------------------------------------------







                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                           FLAG Financial Corporation

                            By:_____________________

                            Thomas L. Redding
                            (Chief Financial Officer)


                            Date:____________________