Form 10-Q
period 2000-09-30
FLAG FINANCIAL CORP
filed 2000-11-13
CIK 897509

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

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

                                                       YES XX   NO

             Common stock, par value $1 per share: 8,168,718 shares
                       Outstanding as of November 10, 2000

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES

================================================================================


                                TABLE OF CONTENTS

                                                                            Page
PART  I  Financial Information

  Item 1.  Financial Statements

              Consolidated Balance Sheets at September 30, 2000 and
               December 31, 1999.............................................  3

             Consolidated Statements of Operations for the Nine Months and
              Quarter Ended September 30, 2000 and 1999......................  4

             Consolidated Statements of Comprehensive Income for the
               Nine Months and Quarter Ended September 30, 2000 and 1999.....  5

             Consolidated Statements of Cash Flows for the Nine Months
              and Quarter Ended September 30, 2000 and 1999..................  6

             Notes to Consolidated Financial Statements......................  7

  Item 2.  Management's Discussion and Analysis of Financial Condition
               And Results of Operations.....................................  9

PART II  Other Information

  Item 1.  Legal Proceedings................................................. 14

  Item 2.  Changes in Securities............................................. 15

  Item 3.  Defaults Upon Senior Securities................................... 15

  Item 4.  Submission of Matters to a Vote of Security Holders............... 15

  Item 5.  Other Information................................................. 15

  Item 6.  Exhibits and Reports on Form 8-K.................................. 15


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

================================================================================


                                                                   SEPTEMBER 30,        DECEMBER 31,
                                                                       2000                1999
                                                                   -----------------------------------
ASSETS                                                                         (UNAUDITED)
Cash and due from banks...................................          $  9,633,135         $ 26,633,628
Federal funds sold........................................                                    450,000
                                                                    ---------------------------------
    Total cash and cash equivalents.......................             9,633,135           27,083,628
                                                                    ---------------------------------
Interest-bearing deposits.................................             2,083,516            2,791,688
Investment securities held-to-maturity....................                  -              16,243,837
Investment securities available-for-sale..................            90,153,442           73,311,398
Other investments.........................................             4,788,795            6,091,761
Mortgage loans held for sale..............................             3,931,003            3,483,833
Loans, net................................................           338,259,223          419,079,161
Premises and equipment, net...............................            14,081,105           18,391,527
Other assets..............................................            19,317,641           21,392,436
                                                                    ---------------------------------
               Total assets...............................          $482,247,860         $587,869,269
                                                                    =================================

LIABILITIES

Non interest-bearing deposits.............................          $ 34,457,199         $ 58,512,630
Interest-bearing deposits.................................           349,189,881          425,474,502
Federal funds purchased...................................               581,581           15,320,000
Other borrowed funds......................................             2,689,202                -
Advances from Federal Home Loan Bank......................            32,240,301           27,172,889
Other liabilities.........................................             8,434,951            8,192,353
                                                                    ---------------------------------
                Total liabilities.........................           427,593,115          534,672,374
                                                                    ---------------------------------

STOCKHOLDERS' EQUITY

Preferred stock (10,000,000 shares authorized, none
     issued and outstanding)..............................                -                    -
Common stock ($1 par value, 20,000,000 shares authorized
     8,275,405 and 8,272,815 shares issued in 2000
     and 1999, respectively...............................             8,275,405            8,272,815
Additional paid-in capital................................            11,348,106           11,341,701
Retained earnings.........................................            36,689,118           34,754,397
Accumulated other comprehensive income (loss).............            (1,225,871)          (1,119,987)
Less: Treasury stock at cost; 62,200 shares in 2000 and 7,500
     shares in 1999.......................................              (432,013)             (52,031)
                                                                    ---------------------------------
                  Total stockholders' equity..............            54,654,745           53,196,895
                                                                    ---------------------------------
                  Total liabilities and stockholders'
                      equity..............................          $482,247,860         $587,869,269
                                                                    ==================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

                                                                                            (UNAUDITED)

                                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                                    ------------------------------------------------------------
                                                                       2000           1999           2000           1999
INTEREST INCOME
       Interest and fees on loans...............................     $10,145,625    $10,668,146      30,955,212    32,141,840
       Interest on securities...................................       1,499,817      1,315,947       4,409,543     4,216,270
       Interest on federal funds sold and interest-bearing
           deposits.............................................         233,686        228,556         423,238       543,036
                                                                     ------------------------------------------------------------
             Total interest income..............................      11,879,128     12,212,649      35,787,993    36,901,146
                                                                     ------------------------------------------------------------
INTEREST EXPENSE
       Interest on deposits.....................................       4,978,858      4,829,008      14,471,296    14,957,677
       Interest on borrowings...................................         709,527        828,380       1,882,057     2,233,065
                                                                      -----------------------------------------------------------
             Total interest expense.............................       5,688,385      5,657,388      16,353,353    17,190,742
                                                                      -----------------------------------------------------------
             Net interest income before provision for loan
               losses...........................................       6,190,743      6,555,261      19,434,640    19,710,404
PROVISION FOR LOAN LOSSES.......................................       2,182,890      1,589,000       3,509,030     3,021,639
                                                                      -----------------------------------------------------------
             Net interest income after
               provision for loan losses........................       4,007,853      4,966,261      15,925,610    16,688,765
                                                                      -----------------------------------------------------------
OTHER INCOME
      Fees and service charges..................................       1,152,286      1,365,045       3,644,881     3,538,398
      Gain (loss) on sale of available for sale securities......        (248,671)        27,054       (206,674)     1,132,496
      Gain (loss) on trading securities.........................              -        (314,029)          -           486,483
      Gain on sale of loans.....................................         182,463        203,383         671,645     1,527,861
      Gain on sale of branch offices............................       5,079,636             -        5,079,636          -
      Other income..............................................         471,704        267,379       1,250,742     1,414,147
                                                                      -----------------------------------------------------------
             Total other income.................................       6,637,418      1,548,832      10,440,230     8,099,385
                                                                      -----------------------------------------------------------
OTHER EXPENSES
       Salaries and employee benefits...........................       3,892,086      4,046,869      11,309,950    11,658,458
       Occupancy................................................       1,112,242      1,261,724       3,258,011     3,527,364
       Other operating..........................................       2,639,024      3,517,370       7,191,896     8,174,186
                                                                      -----------------------------------------------------------
             Total other expenses...............................       7,643,352      8,825,963      21,759,857    23,360,008
                                                                      -----------------------------------------------------------
             Earnings (loss) before provision for
                income taxes....................................       3,001,919    (2,310,870)       4,605,983     1,428,142
       Provision for income taxes...............................         924,015      (870,370)       1,192,038       364,752
                                                                      -----------------------------------------------------------
              Net earnings (loss)...............................       2,077,904    (1,440,500)       3,413,945     1,063,390
                                                                      ===========================================================

       Basic earnings (loss) per share..........................          $ 0.25        $(0.17)          $ 0.42        $ 0.13
       Diluted earnings  (loss) per share.......................          $ 0.25        $(0.17)          $ 0.42        $ 0.13

       SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

================================================================================

                                                                                                (UNAUDITED)
                                                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                                                               2000          1999         2000         1999
                                                                            -----------------------------------------------------
Net earnings (loss).............................................             $ 2,077,904  (1,440,500)   3,413,945    1,063,390
Other comprehensive income, net of tax:
    Unrealized gains (losses) on investment
       securities available-for-sale:
       Unrealized gains (losses) arising during the period,
         net of tax of $329,948, $567,306, $143,433 and
         $991,923, respectively................................                  538,337    (925,605)    (234,022)  (1,618,400)
       Less:  Reclassification adjustment for gains (losses)
        included in net earnings, net of  tax of $94,495,
        $10,281, $78,536 and $430,348 respectively..............                 154,176     (16,773)     128,138     (702,148)
       (Gain) loss on trading securities included in net
          earnings in 1999, net of tax of $119,331 and $184,864
          respectively..........................................                             194,698                  (301,619)
                                                                      -----------------------------------------------------------
Other comprehensive income (loss)...............................                 692,513    (747,680)    (105,884)  (2,622,167)
                                                                      -----------------------------------------------------------
Comprehensive income (loss).....................................             $ 2,770,417  (2,188,180)    3,308,061  (1,588,777)
                                                                      ===========================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

                                                                                       (UNAUDITED)
                                                                                               September 30,
                                                                                  ------------------------------------
                                                                                          2000              1999
                                                                                  ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings...............................................                       $3,413,945       $1,063,390
     Adjustment to reconcile net earnings to net
        cash provided by operating activities:
             Depreciation, amortization and accretion...........                        2,359,947        2,079,278
             Provision for loan losses..........................                        3,509,030        3,021,639
             Gain on sale of branch offices.....................                       (5,079,636)           -
             (Gain) loss on sale of investment securities
               available for sale...............................                          206,674       (1,132,496)
             Proceeds from sale of trading securities...........                            -              292,487
             Gain on sale of trading securities.................                            -             (286,019)
             Unrealized gain on sale of trading securities......                            -             (200,464)
             Gain on sales of loans.............................                         (671,645)      (1,527,861)
             Loss on sale of other real estate..................                           16,597          344,624
             Change in:
                    Mortgage loans held for sale................                          224,475        7,675,986
                    Other.......................................                           13,748        1,355,637
                                                                                  ------------------------------------
                      Net cash provided by operating activities.                        3,993,135       12,686,201
                                                                                  ------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid in sale of branch offices                                               (6,675,621)           -
     Net change in interest-bearing deposits....................                          708,172         (549,749)
     Proceeds from sales and maturities of investment
       securities available-for-sale............................                       12,596,624       30,576,912
     Proceeds from maturities of investment securities held-to-
       maturity.................................................                          108,520        4,689,608
     Proceeds from sale of other investments....................                                         4,992,200
     Purchases of other investments.............................                          (27,700)      (5,163,000)
     Purchases of investment securities available-for-sale......                      (12,225,306)     (28,331,029)
     Purchases of investment securities held-to-maturity........                            -           (4,154,716)
     Net change in loans........................................                       20,295,017      (24,453,720)
     Proceeds from sale of ORE..................................                          225,226        1,497,687
     Purchases of premises and equipment........................                         (654,824)      (1,773,024)
     Purchases of cash surrender value life insurance...........                         (185,749)        (197,626)
                                                                                  ------------------------------------
                     Net cash provided by (used in) investing
                        activities..............................                       14,164,359      (22,866,457)
                                                                                  ------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in deposits.....................................                      (26,775,973)     (38,219,039)
     Change in federal funds purchased..........................                      (14,738,419)      14,095,000
     Change in other borrowed funds.............................                        2,689,202         (148,000)
     Proceeds from FHLB advances................................                       27,000,000        6,500,000
     Payments of FHLB advances..................................                      (21,932,588)      (4,921,525)
     Purchase of treasury stock.................................                         (379,981)           -
     Proceeds from exercise of stock options....................                            8,995           53,070
     Cash dividends paid........................................                       (1,479,223)      (1,355,253)
                                                                                  ------------------------------------
                    Net cash used in financing activities.......                      (35,607,987)     (23,995,747)
                                                                                  ------------------------------------
                      Net change in cash and cash equivalents...                      (17,450,493)     (34,176,003)
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........                       27,083,628       53,316,956
                                                                                  ------------------------------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD..................                        9,633,135       19,140,953
                                                                                  ====================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================
The accompanying consolidated financial statements have not been audited. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods.

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

 Note 2.  Earnings Per Share

Net earnings per common share are based on the weighted average number of common shares outstanding during each period. The calculation of basic and diluted earnings per share is as follows:

                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                           SEPTEMBER 30,              SEPTEMBER 30,
                                                       -------------------------   ----------------------
                                                         2000           1999       2000           1999
Basic earnings per share:

Net earnings...............................             $ 2,077,904   (1,440,500)   3,413,945    1,063,390
Weighted average common shares
    outstanding............................               8,217,223    8,263,281    8,224,980    8,255,012
Per share amount                                        $      0.25        (0.17)        0.42         0.13

Diluted earnings per share:
Net earnings................................            $ 2,077,904   (1,440,500)   3,413,945    1,063,390
Effect of dilutive securities -
    stock options   *.......................                  -            -            -            -
Diluted earnings per share                              $      0.25        (0.17)        0.42         0.13

* Stock options were anti-dilutive as of 9/30/00 and 09/30/99

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

Note 3.  Recently Issued Accounting Standards

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

At the date of initial application, an entity may transfer any held-to-maturity security into the available-for-sale or trading categories without calling into question the entity's intent to hold other securities to maturity in the future. FLAG adopted SFAS No. 133 as of April 1, 2000, and transferred all held-to-maturity securities to available-for-sale which decreased stockholders' equity by $273,000 for the net of tax effect for the unrealized losses.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

FINANCIAL CONDITION

OVERVIEW
Total assets were $482.2 million at September 30, 2000, a decrease of $105.6 million or 18.0 percent from December 31, 1999. This decrease in total assets was primarily due to the sale of certain branch locations of Citizens Bank during the third quarter of 2000. During the third quarter, six branch locations were sold to other financial institutions. These branch locations represented total assets of $63.4 million, deposits of $73.6 million and loans of $57.0 million. The sale of these branches resulted in a gain of $5.1 million.

ASSETS AND FUNDING
At September 30, 2000 earning assets totaled $439.2 million, a decrease of $81.8 million from December 31, 1999. Loans comprised 77 percent of earning assets and investment securities were 22 percent of earning assets at September 30, 2000.

At September 30, 2000, interest-bearing deposits decreased $76.3 million compared to December 31, 1999. Non-interest bearing deposits decreased $24.1 million in the first nine months of 2000 and totaled $34.4 million at September 30, 2000. Federal Home Loan Bank advances increased $5.1 million in the first nine months of 2000 and totaled $32.2 million at September 30, 2000. At September 30, 2000, deposits represented 90 percent of FLAG's interest-bearing liabilities and Federal Home Loan Bank advances represented 8 percent.

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities totaled $4.0 million for the nine months ended September 30, 2000. Net cash provided by investing activities totaling $14.2 million consisted largely of a $20.3 million net change in loans outstanding, and $12.6 million in proceeds from sales and maturities of investment securities available-for-sale, partially offset by purchases of $12.2 million of investment securities available-for-sale and cash paid in connection of branch sales of $6.7 million. Net cash used in financing activities consisted largely of a $26.8 million decrease in deposits and a $14.7 million decrease in federal funds purchased, partially offset by a $5.1 million net increase in Federal Home Loan Bank advances.

Total stockholders' equity at September 30, 2000, was 11.33 percent of total assets compared to 9.05 percent at December 31, 1999. The increase is attributed to a $105.6 million decrease in total assets since December 31, 1999 due to the sale of the branch locations of Citizens Bank.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

RESULTS OF OPERATIONS
Nine months and quarters ended September 30, 2000 and 1999

OVERVIEW
Net earnings for the nine months ended September 30, 2000 increased $2,351,000 or 221 percent compared to the first nine months of 1999. Net earnings per common share increased 223 percent for the first nine months of 2000 and are $0.42 compared to $0.13 in the first nine months of 1999. Net earnings for the quarter ended September 30, 2000 increased $3,518,000 compared to the quarter ended September 30, 1999. Net earnings per common share increased $.42 for the quarter ended September 30, 2000 and are $.25 compared to a net loss of $.17 in the quarter ended September 30, 1999. Net interest income decreased 1 percent for the nine months ended September 30, 2000 over the same period of 1999 to $19.4 million. Non-interest income increased 29 percent for the first nine months of 2000 compared to the same period of 1999 and non-interest expense decreased 7 percent for the first nine months of 2000 compared to 1999. Non-interest income increased 328 percent for the quarter ended September 30, 2000 compared to the same period of 1999 and non-interest expense decreased 13 percent for the quarter ended September 30, 2000 compared to 1999.

NET INTEREST INCOME
Net interest income for the nine months ended September 30, 2000 decreased $276,000 compared to the first nine months of 1999. This decrease resulted from a $1,113,000 or 3 percent decrease in interest income partially offset by a $837,000 or 5 percent decrease in interest expense. Net interest income for the quarter ended September 30, 2000 decreased $365,000 compared to the quarter ended September 30, 1999. This decrease resulted from a $334,000 or 3 percent decrease in interest income coupled with a $31,000 or 1 percent increase in interest expense.

NON-INTEREST INCOME AND EXPENSE
Non-interest income for the nine months ended September 30, 2000 increased $2,341,000 or 29 percent compared to the first nine months of 1999. Non-interest income for the quarter ended September 30, 2000 increased $5,088,000 or 328 percent compared to the quarter ended September 30, 1999. These increases were due largely to an increase in gains on sale of assets, representing gains on sales of branches totaling $5,080,000. Gain on sale of available-for-sale securities for the first nine months of 2000 decreased $1,339,000 compared to the same period of 1999, and decreased $276,000 for the quarter ended September 30, 2000. This decrease was due in part to losses in the amount of $249,000 on the sale of available-for-sale securities during the quarter ended September 30, 2000 which were incurred as a strategy to restructure the investment portfolio to take advantage of a higher interest rate environment.

Gain on sale of available-for-sale securities for the first nine months of 1999 primarily resulted from gains on the sale of FLAG's holdings in Towne Services, Inc. Gain on sale of loans for the first nine months of 2000 decreased 56 percent or $856,000 compared to the same period of 1999, and decreased $21,000 or 10 percent for the quarter ended September 30, 1999. This decrease was due in part to a one time gain on the sale of the guaranteed portion of a commercial loan during 1999 in the amount of $382,000, as well as decreased volume in the sale of mortgage loans, servicing released.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================


Other operating income for the first nine months of 2000 decreased $163,000 or 12 percent compared to the first nine months of 1999, in part due to a decrease in mortgage servicing income as a result of the sale of a significant portion of the mortgage servicing portfolio during the fourth quarter of 1999. Other operating income increased $204,000 or 76 percent for the quarter ended September 30, 2000 compared to the same period in 1999. This increase was due in large part to increased mortgage origination fees for the first nine months of 2000 compared to 1999.

Non-interest expense decreased $1,600,000 or 7 percent in the first nine months of 2000 compared to the same period in 1999. Non-interest expense decreased $1,183,000 or 13 percent for the quarter ended September 30, 2000 compared to the same period of 1999. Salaries and employee benefits decreased $348,000 or 3 percent during the first nine months of 2000 compared to 1999 and decreased $155,000 or 4 percent during the quarter ended September 30, 1999. This decrease reflects management's continued emphasis on consolidation and cost containment in an effort to increase the efficiency of our operations.

INCOME TAXES
Income tax expense for the first nine months of 2000 was $1,192,000 compared to $365,000 for the first nine months of 1999. The effective tax rate for the nine months ended September 30, 2000 and 1999 was 26 percent. Income tax expense for the quarter ended September 30, 2000 was $924,000 compared to a benefit of $870,000 for the same period in 1999. The effective tax rate for the quarter ended September 30, 2000 was 31 percent and for the quarter ended September 30, 1999 was 38 percent.

PROVISION AND ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES
The adequacy of the allowance for loan and lease losses is determined through management's informed judgment concerning the amount of risk inherent in FLAG's loan and lease portfolios. This judgment is based on such factors as the change in levels of non-performing and past due loans and leases, historical loan loss experience, borrowers' financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. The allowance for loan and lease losses at September 30, 2000 was $8.6 million compared to $7.0 million at December 31, 1999. The ratio of the allowance for loan losses to net outstanding loans at September 30, 2000 and December 31, 1999 was 2.54 percent and 1.67 percent, respectively.

Management believes that the allowance for loan losses is both adequate and appropriate. However, the future level of the allowance for loan losses is highly dependent upon loan growth, loan loss experience, and other factors, which cannot be anticipated with a high degree of certainty.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

NON-PERFORMING ASSETS AND PAST DUE LOANS

Non-performing assets, comprised of real estate owned, non-accrual loans and loans for which payments are more than 90 days past due, totaled $13.9 million at September 30, 2000 compared to $15.8 million at December 31, 1999. Non-performing assets as a percentage of net loans at September 30, 2000 and December 31, 1999 were 3.65 percent and 3.78 percent, respectively.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

At September 30, 2000, FLAG and its banks were in compliance with various regulatory capital requirements administered by Federal and State banking agencies. The following is a table representing FLAG's consolidated Tier-1 Capital, Tangible Capital, and Risk-Based Capital:

                                        SEPTEMBER 30, 2000

------------------------------------------------------------------------------------------------
                             ACTUAL                  REQUIRED                 EXCESS
                             AMOUNT        %         AMOUNT        %          AMOUNT       %
------------------------------------------------------------------------------------------------
Tier 1 Capital                $ 52,153     9.57%      $ 21,800     4.00%       $ 30,353   5.47%
Tangible Capital              $ 52,153     9.57%      $  8,175     1.50%       $ 43,978   8.07%
Risk-Based Capital            $ 57,712    14.06%      $ 32,791     8.00%       $ 24,921   6.06%

PART 2. OTHER INFORMATION
FLAG FINANCIAL CORPORATION AND SUBSIDIARIES

================================================================================

PART II.  Other Information

Item 1.  Legal Proceedings

         FLAG and the Banks are periodically involved as plaintiff or defendant in various legal actions in the ordinary course of its business.

         As previously reported, First Flag Bank is a named defendant in a suit filed in December 1998 in Superior Court of the State of California for the County of Los Angeles. The plaintiffs leased ATM machines from First Flag Bank and other defendants. Another named defendant arranged the leases and agreed to manage the ATMs and leases on behalf of the plaintiffs. The plaintiffs allege that this defendant has breached his contract with the plaintiffs. First Flag Bank leased the plaintiffs ten ATMs having an original value of approximately $20,000 each. The parties settled the suit in February of this year.

         As previously reported, First Flag Bank purchased certain warehouse loans of Gulf Properties Financial Services, Inc., a residential mortgage broker. The loans that Gulf Properties sold to First Flag Bank were fraudulent. Gulf Properties filed Chapter 11 bankruptcy on December 30, 1998. First Flag Bank is serving on the creditors' committee and is assisting in the liquidation of assets, which will be distributed on a pro rata basis among the creditors. First Flag Bank has collected approximately $950,000 as part of the bankruptcy proceedings. Additionally, First Flag Bank has received $1.6 million from a claim under its fidelity bond regarding this matter. The perpetrators of the fraud have pled guilty to criminal charges and have been sentenced to prison. First Flag Bank obtained a restitution order as part of the criminal sentence. First Flag Bank's exposure as a result of the fraud was approximately $3 million. Several other banks also purchased fraudulent loans from Gulf Properties and the total amount of exposure of all banks is approximately $32 million.

         As previously reported, Tad Moore Golf, Inc. is a borrower of First Flag Bank. An investor in Tad Moore Golf, Inc., who is also a lender to Tad Moore Golf, Inc., sued First Flag Bank in Southern District Court in New York alleging that First Flag Bank fraudulently induced the investor into allegedly subordinating his loan to the loan of First Flag Bank. The investor was also a borrower of First Flag Bank. The plaintiff is claming $1.6 million in consequential damages and $10 million in punitive damages. First Flag Bank has succeeded in having the venue of this matter transferred from New York to United States District Court in Newnan, Georgia. Discovery ended on July 31, 2000. First Flag Bank filed a motion for summary judgement on October 10, 2000. The defendant's response is due on November 17, 2000. First Flag Bank intends to continue vigorously defending this claim and pursue counterclaims against the investor.

OTHER INFORMATION

================================================================================

         On June 28, 2000, David and Trenne Baker filed a suit against America's Homeplace, Southern Homestead Mortgage and First Flag Bank in Superior Court of Bartow County, Georgia. The Complaint alleges that the defendants are liable to the plaintiffs for unspecified damages for fraud, suppression and concealment, breach of contract, intentional infliction of emotional distress, negligent infliction of emotional distress, conspiracy and violations of Georgia RICO arising out of the construction and purchase of a house from a co-defendant by the plaintiff. First Flag bank provided the construction financing on the home. Co-defendant America's Homeplace has filed a motion to compel arbitration in accordance with the plaintiff's contract. The motion is currently pending. First Flag Bank intends to vigorously defend the claim.

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

(b)      Reports on Form 8-K filed during the Third Quarter 2000:

         Current Report on Form 8-K, dated August 3, 2000, regarding completion of branch sale.

         Reports on Form 8-K filed since Quarter End 2000 to Present:

         None.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES

================================================================================



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FLAG Financial Corporation

                               By: /s/ Thomas L. Redding
                                   ----------------------------------
                                   Thomas L. Redding
                                   (Chief Financial Officer)

                              Date:    11-13-2000
                                   ----------------------------------