Form 10-K
period 2000-12-31
FLAG FINANCIAL CORP
filed 2001-04-02
CIK 897509

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K


               |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                -   OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

             |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

                           COMMISSION FILE NO. 0-24532
                           FLAG FINANCIAL CORPORATION
                           --------------------------
             (Exact name of Registrant as specified in its charter)

         GEORGIA                                                58-2094179
------------------------------                               -------------------
State or other jurisdiction of                               (I.R.S.  Employer
 incorporation or organization)                              Identification No.)

               101 NORTH GREENWOOD STREET, LAGRANGE, GEORGIA 30240
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (706) 845-5000
                                 --------------
                         (Registrant's telephone number)

      Securities registered pursuant to Section 12(b) of the Act:     None
 Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $1.00
                                    PAR VALUE
                                 _______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the  past  90  days.  Yes  X    No
                          ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in  Part  III  of this Form 10-K or any
amendment  to  this  Form  10-K.   X
                                  ---

The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant on March 19, 2001 was approximately $41,822,163. There were 7,988,001 shares of Common Stock outstanding as of March 19, 2001.

DOCUMENTS  INCORPORATED  BY  REFERENCE
--------------------------------------

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2001, are incorporated by reference in Part III hereof. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000 are incorporated by reference in Parts I and II hereof.

                              FLAG FINANCIAL CORPORATION
                              ANNUAL REPORT ON FORM 10-K
                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                    TABLE OF CONTENTS
                                    -----------------


ITEM                                                                               PAGE
NUMBER                                                                            NUMBER
------                                                                            ------
PART I

1.       Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1

2.       Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10

3.       Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . .      10

4.       Submission of Matters to a Vote of Security Holders . . . . . . . . . .      11

PART II

5.       Market for Registrant's Common Stock and Related Shareholder Matters. .      11

6.       Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . .      11

7.       Management's Discussion and Analysis of Financial Condition and
         Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . .      11

7A.      Quantitative and Qualitative Disclosures about Market Risk. . . . . . .      11

8.       Financial Statements and Supplementary Data . . . . . . . . . . . . . .      11

9.       Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12

PART III

10.      Directors and Executive Officers of the Registrant. . . . . . . . . . .      12

11.      Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . .      12

12.      Security Ownership of Certain Beneficial Owners and Management. . . . .      12

13.      Certain Relationships and Related Transactions. . . . . . . . . . . . .      12


PART IV

14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K . . . .      12

                 Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .      16

                 Index of Exhibits . . . . . . . . . . . . . . . . . . . . . . .      18

                                     PART I
                                     ------

ITEM  1.     BUSINESS

SPECIAL  CAUTIONARY  NOTICE  REGARDING  FORWARD-LOOKING  STATEMENTS

     Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify the forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

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

THE  COMPANY

     FLAG Financial Corporation ("FLAG" or the "Company") is a bank holding company headquartered in LaGrange, Georgia and is registered under the Bank Holding Company Act of 1956, as amended. The Company is the sole shareholder of FLAG Bank, (the "Bank"). During 2000, The Citizens Bank and Thomaston Federal Savings Bank were merged into First Flag Bank. Effective December 31, 2000, First Flag Bank merged into Citizens Bank and the name of the surviving institution was changed to FLAG Bank.

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

     As a bank holding company, the Company facilitates the Bank's abilities to serve its customers' requirements for financial services. The holding company structure provides greater financial and operating flexibility than is available to the Bank. For example, the Company may assist the Bank in maintaining its required capital ratios by borrowing money and contributing the proceeds of the debt to the Bank as primary capital. Additionally, the Articles of Incorporation and Bylaws of the Company contain terms that provide a degree of anti-takeover protection to the Company that is currently unavailable to the Bank and it's shareholders under regulations of the Federal Deposit Insurance Corporation (the "FDIC"), but is permissible for the Company under Georgia law.

     A substantial portion of the Company's growth has been through acquisitions of other financial institutions. As part of its ongoing strategic plan, the Company continually evaluates business combination opportunities and frequently conducts due diligence activities in connection with possible business combinations. As a result, business combination discussions, and in some cases negotiations, frequently take place, and future business combinations involving cash, debt or equity securities can be expected. Any future business combination that the Company might undertake may be material, in terms of assets acquired or liabilities assumed, to the Company's financial condition. Additionally, a future business combination could result in dilution of book value and net income per share for the acquirer. The Company's practice is to avoid possible dilution except where projections indicate a relatively short payback period.

     The Company completed a merger with Middle Georgia Bankshares, Inc. ("Middle Georgia") in March 1998. Through the merger with Middle Georgia, the Company acquired Citizens Bank, Middle Georgia's wholly-owned bank subsidiary. The Company completed a merger with Three Rivers Bancshares, Inc. in May 1998. Three Rivers' wholly-owned subsidiary, Bank of Milan, merged into Citizens Bank on January 1, 1999. The Company completed a merger with Empire Bank Corp. in December 1998. Empire Bank Corp.'s wholly-owned subsidiary, Empire Banking Company, merged into Citizens Bank on January 1, 1999. The Company acquired The Brown Bank through the merger of The Brown Bank with Citizens Bank effective
December 31, 1998. The Company completed a merger with Thomaston Federal Savings Bank, whereby, Thomaston Federal Savings Bank merged with a wholly-owned subsidiary of the Company, created solely to facilitate the merger. Thomaston Federal Savings Bank became a subsidiary of the Company on August 27, 1999 and merged in First Flag Bank in 2000. The Company completed a merger with First Hogansville Bankshares, Inc., parent company of The Citizens Bank, located in Hogansville, Georgia, on September 30, 1999. First Hogansville Bankshares, Inc. became a subsidiary of the Company. The Citizens Bank merged into First Flag Bank, on February 11, 2000. On December 31, 2000, First Flag Bank merged into Citizens Bank and the surviving institution changed its name to FLAG Bank.

     As a result of the merger of Empire Banking Company into Citizens Bank, the Company discontinued the operations of E.B.C. Financial Services, Inc. during 1999. The services provided through E.B.C. Financial Services, Inc. are now provided through FLAG Insurance Services which operates as a division of FLAG Bank.

     FLAG is also a service provider of mortgage, appraisal, investment and insurance services though FLAG Mortgage, FLAG Appraisal Services, FLAG Investment Services and FLAG Insurance Services. All of these services are provided by a division of FLAG Bank.

     THE EAGLE'S LANDING CENTER. In November 1999, FLAG established a corporate operations center called the Eagle's Landing Center, located in Stockbridge, Georgia. The Eagle's Landing Center supports the Bank's data/item processing operations, serves as executive management offices, training facility and a corporate communications center.


THE  BANK

     FLAG BANK. FLAG Bank is a state bank organized under the laws of the State of Georgia with banking offices in the cities of Unadilla, Dooly County, Vienna, Dooly County, Byromville, Dooly County, Montezuma, Macon County, Oglethorpe,
Macon County, Buena Vista, Marion County, Cusseta, Chattahoochee County, Cordele, Crisp County, Milan, Telfair County, McRae, Telfair County, LaGrange, Troup County, Hogansville, Troup County, Thomaston, Upson County, Stockbridge, Henry County and Suwanee, Forsyth County, Georgia. The Pinehurst, Dooly County, Georgia, office of FLAG Bank discontinued operations on December 31, 1999. FLAG Bank was originally chartered in 1931 as the Citizens Bank and became a wholly-owned subsidiary of Middle Georgia in 1989. On March 31, 1998, Middle Georgia merged into the Company, and FLAG Bank became a wholly-owned subsidiary of the Company.

     On December 31, 1998, The Brown Bank, with offices in Cobbtown, Metter and Reidsville, Georgia, merged into FLAG Bank. The Reidsville office of The Brown Bank division of FLAG Bank discontinued operations on September 30, 1999.

     On January 1, 1999, Empire Banking Company, with offices in Homerville, Waycross and Blackshear, Georgia, merged into FLAG Bank.

     On January 1, 1999, Bank of Milan, with offices in Milan and McRae, Georgia, merged into FLAG Bank.

      During the second quarter of 1999, FLAG Bank established a de novo branch office named First Flag Bank - Statesboro, in Statesboro, Bulloch County, Georgia.

     On April 30, 1999, FLAG Bank completed its acquisition of the Blackshear Branch Office of First Georgia Bank, located in Blackshear, Pierce County, Georgia.

     On August 27, 1999, Thomaston Federal merged into the Company and became a wholly-owned subsidiary of the Company. On December 30, 2000, Thomaston Federal merged into First Flag Bank.

     In November 1999, the Company established a loan production office named First Flag Bank - Atlanta, in Suwanee, Forsyth County, Georgia, which now operates as a division of FLAG Bank.

     On  February  11,  2000,  The  Citizens  Bank, with offices in Hogansville,
Georgia,  merged  into  First  Flag  Bank.

     On December 31, 2000 First Flag Bank merged into the Citizens Bank and the surviving institution changed its name to FLAG Bank.

     FLAG Mortgage operates as a division of FLAG Bank and operates mortgage loan production offices in LaGrange, Troup County, Columbus, Muscogee County and Macon, Bibb County, Georgia, and Phenix City, Russell County, Alabama.


     BUSINESS OF THE BANK. The Bank's businesses consist primarily of attracting deposits from the general public and, with these and other funds, making residential mortgage loans, consumer loans, commercial loans, commercial real estate loans, residential construction loans and securities investments. In addition to deposits, sources of funds for the Banks' loans and other investments include amortization and prepayment of loans, loan origination and commitment fees, sales of loans or participations in loans, fees received for servicing loans sold to others and advances from the Federal Home Loan Bank of Atlanta ("FHLBA"). The Bank's principal sources of income are interest and fees collected on loans, including fees received for originating and selling loans and for servicing loans sold to others, and, to a lesser extent, interest and dividends collected on other investments and service charges on deposit accounts. The Bank's principal expenses are interest paid on deposits, interest paid on FHLBA advances, employee compensation, federal deposit insurance premiums, office expenses and other overhead expenses.

     While the Bank attempts to avoid concentrations of loans to a single industry or based on a single type of collateral, the various types of loans the Bank makes have certain risks associated with them. Consumer and commercial loans present risks which, among other things, include fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral, changes in interest rates and customer financial problems. Real estate loans present risks related to, among other things, whether the builder is able to sell the property, whether the buyer is able to obtain permanent financing and the nature of changing economic conditions.

     The Company's primary asset is its stock in the Bank. Accordingly, its financial performance is determined primarily by the results of operations of the Bank. For information regarding the consolidated financial condition and results of operations of the Company as of December 31, 2000 and 1999 and for the three years in the period ended December 31, 2000, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company, and the related notes which are incorporated by reference in Part II hereof. All average balances presented in this report were derived based on daily averages.


RECENT  DEVELOPMENTS

     The following section describes the significant acquisitions and corporate transactions of the Company during 2000.

     On July 31, 2000, FLAG sold its branch locations in Cobbtown, Metter and Statesboro, Georgia. FLAG recognized a gain of approximately $2,011,000 in this sale.

     On  September  30,  2000,  FLAG  sold  its  branch locations in Blackshear,
Homerville and Waycross, Georgia. FLAG recognized a gain of approximately $3,069,000 in this sale.

EMPLOYEES

     As of December 31, 2000, the Company (including the Bank) had 230 full-time and 24 part-time employees. The employees are not represented by any collective bargaining unit, and the Company considers its relationship with its employees to be good.

COMPETITION

     The banking business in Georgia is highly competitive. The Bank competes not only with other banks and thrifts that are located in the same counties as the Bank and in surrounding counties, but with other financial service organizations including credit unions, finance companies, and certain governmental agencies. To the extent that the Bank must maintain non-interest earning reserves against deposits, it may be at a competitive disadvantage when compared with other financial service organizations that are not required to maintain reserves against substantially equivalent sources of funds. Also, other financial institutions with which the Bank competes may have substantially greater resources and lending capabilities due to the size of the organization.

SUPERVISION  AND  REGULATION

     Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

THE  COMPANY

     Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

     ACQUISITIONS OF BANKS. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

     - Acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

     -    Acquiring  all  or  substantially  all  of  the assets of any bank; or

     -    Merging  or  consolidating  with  any  other  bank  holding  company.

     Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.

     CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

     - The bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

     - No other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

     PERMITTED ACTIVITIES. Since we have not qualified or elected to become a financial holding company, we are generally prohibited under the Bank Holding
Company Act from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than:

     -    Banking  or  managing  or  controlling  banks;  and

     - An activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

     Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

     -    Factoring  accounts  receivable;

     - Making, acquiring, brokering or servicing loans and usual related activities;

     -    Leasing  personal  or  real  property;

     - Operating a non-bank depository institution, such as a savings association;

     -    Trust  company  functions;

     -    Financial  and  investment  advisory  activities;

     -    Conducting  discount  securities  brokerage  activities;

     - Underwriting and dealing in government obligations and money market instruments;

     -    Providing  specified  management consulting and counseling activities;

     -    Performing  selected  data  processing  services and support services;

     - Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

     -    Performing  selected  insurance  underwriting  activities.

     Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

     Generally, if the Company qualifies and elects to become a financial holding company, it may engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

     -    Lending,  trust  and  other  banking  activities;

     - Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

     -    Providing  financial,  investment,  or  advisory  services;

     - Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

     -    Underwriting,  dealing  in  or  making  a  market  in  securities;

     - Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

     - Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

     -    Merchant  banking  through  securities  or  insurance  affiliates; and

     -    Insurance  company  portfolio  investments.

     To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. Although we are eligible to elect to become a financial holding company, we currently have no plans to make such an election.

     SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

THE  BANK

     Since the Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the Georgia Department of Banking and Finance. The FDIC and Georgia Department of Banking and Finance regularly examine the Bank's operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

     BRANCHING.Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

     Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

     PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the categories. At December 31, 2000, we qualified for the well capitalized category.

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

     An institution in any of the undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.96 cents per $100 of deposits for the first quarter of 2001.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

     COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

     OTHER REGULATIONS. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

     - The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

     - The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

     - The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

     - The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

     - The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

     - The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The  deposit  operations  of  the  Bank  are  subject  to:

     - The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

     - The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

CAPITAL  ADEQUACY

     The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the FDIC and Georgia Department of Banking and Finance, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying non-cumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2000 our consolidated ratio of total capital to risk-weighted assets was 12.5% and our consolidated ratio of Tier 1 Capital to risk-weighted assets was 11.3%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2000, our consolidated leverage ratio was 10.1%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

     The Bank and the Company are also both subject to leverage capital guidelines issued by the Georgia Department of Banking and Finance, which provide for minimum ratios of Tier 1 capital to total assets.

     Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-Prompt Corrective Action."

PAYMENT  OF  DIVIDENDS

     The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to it. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

     If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "-Prompt Corrective Action" above.

     The Georgia Department of Banking and Finance also regulates the Bank's dividend payments and must approve dividend payments that would exceed 50% of the Bank's net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

     At December 31, 2000, the Bank was able to pay approximately $2,973,000 in dividends to the Company without prior regulatory approval.

RESTRICTIONS  ON  TRANSACTIONS  WITH  AFFILIATES

     The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

     -    Loans  or  extensions  of  credit  to  affiliates;

     -    Investment  in  affiliates;

     - The purchase of assets from affiliates, except for real and personal property exempted by the Federal Reserve;

     - Loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

     - Any guarantee, acceptance or letter of credit issued on behalf of an affiliate.

     The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Company must also comply with other provisions designed to avoid the taking of low-quality assets.

     The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

PRIVACY

     Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

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

EFFECT  OF  GOVERNMENTAL  MONETARY  POLICES

     Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

SELECTED  STATISTICAL  INFORMATION

     Selected statistical information is included in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations as set forth on pages 6 through 15 of the Company's 2000 Annual Report. Such information is incorporated by reference.

ITEM  2.     PROPERTIES

THE  COMPANY  AND  FLAG  BANK

     The executive offices of the Company are located at 235 Corporate Center Drive, The Eagle's Landing Center, Stockbridge, Georgia. The Company leases this property. FLAG Bank conducts business from facilities primarily owned by the Bank, all of which are in good condition and are adequate for the Bank's current and foreseeable needs. The Company and FLAG Bank provide services or perform operational functions at 25 locations, of which 16 locations are owned and 9 are leased. Note 5 to the Company's Consolidated Financial Statements includes additional information regarding amounts invested in premises and equipment.


ITEM  3.     LEGAL  PROCEEDINGS

     FLAG Financial and the FLAG Bank are periodically involved as plaintiff or defendant in various legal actions in the ordinary course of their business.

     As previously reported, FLAG Bank purchased certain warehouse loans of Gulf Properties Financial Services, Inc., a residential mortgage broker. The loans that Gulf Properties sold to FLAG Bank were fraudulent. Gulf Properties filed Chapter 11 bankruptcy on December 30, 1998. FLAG Bank is serving on the creditors' committee and is assisting in the liquidation of assets, which will be distributed on a pro rata basis among the creditors. As of December 31, 2000, FLAG Bank has collected approximately $950,000 as part of the bankruptcy proceedings. Additionally, FLAG Bank has received $1.6 million from a claim under its fidelity bond regarding this matter. The perpetrators of the fraud have pled guilty to criminal charges and have been sentenced to prison. FLAG Bank obtained a restitution order as part of the criminal sentence. FLAG Bank's exposure as a result of the fraud was approximately $3 million. Several other banks also purchased fraudulent loans from Gulf Properties and the total amount of exposure of all banks is approximately $32 million.

     As previously reported, Tad Moore Golf, Inc. is a borrower of FLAG Bank. An investor in Tad Moore Golf, Inc., who is also a lender to Tad Moore Golf, Inc., sued FLAG Bank in Southern District Court in New York alleging that FLAG Bank fraudulently induced the investor into allegedly subordinating his loan to the loan of FLAG Bank. The investor was also a borrower of FLAG Bank. The plaintiff is claming $1.6 million in consequential damages and $10 million in punitive damages. FLAG Bank has succeeded in having the venue of this matter transferred from New York to United States District Court in Newnan, Georgia. Discovery ended on July 31, 2000 and FLAG Bank's motion for summary judgement is pending before the court. FLAG Bank and the plaintiff have tentatively negotiated a settlement favorable to FLAG Bank and are awaiting final execution of the settlement agreement. Until the settlement is final, FLAG Bank intends to continue vigorously defending this claim and pursue counterclaims against the investor.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matter was submitted by the Company to a vote of its shareholders during the fourth quarter of 2000.

                                     PART II
                                     -------

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

          Information relating to the market for, holders of and dividends paid on the Company's common stock is set forth under the caption "Corporate Information - Stock Prices and Dividends" on page 43 of the Company's 2000
Annual  Report.  Such  information  is  incorporated  herein  by  reference.

     The Company did not sell any unregistered shares of its common stock during 2000.


ITEM  6.     SELECTED  FINANCIAL  DATA

     Selected consolidated financial data for the Company for each of the five-year period ended December 31, 2000 is set forth under the caption "Financial Highlights" on page 5 of the 2000 Annual Report. Such financial data is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth on pages 6 through 15 of the Company's 2000 Annual
Report.  Such  information  is  incorporated  herein  by  reference.


ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     Quantitative and qualitative disclosures about the Company's market risk is set forth on page 15 of the Company's 2000 Annual Report. Such information is incorporated herein by reference.


ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The following financial statements are included in the Company's 2000 Annual Report on pages 16 through 42 and are incorporated herein by reference:

     Report  of  Certified  Public  Accountants
     Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Earnings for the years ended December 31, 2000, 1999 and 1998
     Consolidated Statements of Comprehensive Income for the years ended December 31, 2000, 1999 and 1998
     Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998
     Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998
     Notes  to  Consolidated  Financial  Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                                    PART III
                                    --------

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Information relating to the directors and executive officers of the Company is set forth under the captions "Proposal 1 - Election of Directors-Nominees, - Information Regarding Nominees and Continuing Directors and - Executive Officers" at pages 3 through 6 in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders to be held on April 18, 2001. Such information is incorporated herein by reference.

     Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by directors and executive officers of the Company and the Bank is set forth under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" at page 18 in the Proxy Statement referred to above. Such information is incorporated herein by reference. To the Company's knowledge, no person was the beneficial owner of more than 10% of the Company's common stock during 2000.


ITEM  11.     EXECUTIVE  COMPENSATION

     Information relating to executive compensation and the sale of stock to certain directors is set forth under the captions "Proposal 1- Election of Directors- Director Compensation" and "Executive Compensation" at pages 10 through 18 in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.


ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding ownership of the Company's common stock as of December 31, 2000, by management and beneficial owners of 5% of the Company's common stock is set forth under the captions "Proposal 1 - Election of Directors - Management Stock Ownership" and "Principal Shareholders" at pages 7 through 9 and page 18 in the Proxy Statement referred in Item 10 above and is incorporated herein by reference.


ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Information regarding certain transactions between the Banks and directors and executive officers of the Company and the Bank is set forth under the caption "Related Party Transactions" at page 18 in the Proxy Statement referred to in Item 10 above and is incorporated herein by reference.



                                     PART IV
                                     -------

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)     The  list  of  financial  statements  is  included  at  Item  8.

(a)(2) The financial statement schedules are either included in the financial statements or are not applicable.

(a)(3)     Exhibit  List

EXHIBIT  NO.                         DESCRIPTION
-----------                          -----------

    3.1 Articles of Incorporation of the Company, as amended through October 15, 1993 (incorporated by reference from Exhibit 3.1(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

    3.2 Bylaws of the Company, as amended through March 30, 1998 (incorporated by reference from Exhibit 3.1(ii) to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

    3.3 Amendment to Bylaws of the Company as adopted by resolution of Board of Directors on October 19, 1998 (incorporated by reference from Exhibit 3.3 on Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

    3.4 Amendment to Bylaws of the Company as adopted by resolution of the Board of Directors on December 20, 2000

    4.1 Instruments Defining the Rights of Security Holders (See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibits 3.2, 3.3 and 3.4 hereto)

    10.1 Amended and Restated Employment Agreement between J. Daniel Speight, Jr. and the Company dated as of January 1, 2001*

    10.2 Amended and Restated Employment Agreement between John S. Holle and the Company dated as of January 1, 2001*

    10.3 Amended and Restated Employment Agreement between Charles O. Hinely and the Company dated as of January 1, 2001*

    10.4 Separation Agreement between J. Preston Martin and the Company dated May 13, 1998 (incorporated by reference from Exhibit 10.6 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

    10.5 Separation Agreement between Robert G. Cochran and the Company dated August 27, 1999 (incorporated by reference from Exhibit
               10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1999)*

    10.6 Split Dollar Insurance Agreement between J. Daniel Speight, Jr. and Citizens Bank dated November 2, 1992 (incorporated by reference from Exhibit 10.7 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

    10.7 Director Indexed Retirement Program for Citizens Bank dated January 13, 1995 (incorporated by reference from Exhibit 10.8 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

    10.8 Form of Executive Agreement (pursuant to Director Indexed Retirement Program for Citizens Bank) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.9 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

    10.9 Form of Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement (pursuant to Director Indexed Retirement Program for Citizens Bank) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.10 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

    10.10 Director Indexed Fee Continuation Program for First Federal Savings Bank of LaGrange effective February 3, 1995 (incorporated by reference from Exhibit 10.12 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

    10.11 Form of Director Agreement (pursuant to Director Indexed Fee Construction Program for First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.13 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

    10.12 Form of Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement (pursuant to Director Indexed Fee Continuation Program of First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.14 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

    10.13 Form of Indexed Executive Salary Continuation Plan Agreement by and between First Federal Savings Bank of LaGrange and individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

    10.14 Form of Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement (pursuant to Executive Salary Continuation Plan for First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.16 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

    10.15 Indexed Executive Salary Continuation Plan Agreement by and between First Federal Savings Bank of LaGrange and William F. Holle, Jr. dated February 3, 1995 (incorporated by reference from
               Exhibit 10.17 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

    10.16 Form of Deferred Compensation Plan by and between The Citizens Bank and individuals listed on exhibit cover page*

    10.17 FLAG Financial Corporation 1994 Employees Stock Incentive Plan (As Amended and Restated through March 30, 1998)*

    10.18 FLAG Financial Corporation 1994 Directors Stock Incentive Plan (As Amended through September 18, 1997)*

    10.19 First Amendment to the FLAG Financial Corporation 1994 Employees Stock Incentive Plan (As Amended and Restated as of March 30,
               1998),  dated  as  of  March  15,  1999*

    10.20 Second Amendment to the FLAG Financial Corporation 1994 Employees Stock Incentive Plan (As Amended and Restated as of March 30, 1998), dated as of January 16, 2001*

    10.21 First Amendment to the FLAG Financial Corporation 1994 Directors Stock Incentive Plan (As Amended and Restated as of September 18,
               1997),  dated  as  of  December  21,  1998*

    10.22 Second Amendment to the FLAG Financial Corporation 1994 Directors Stock Incentive Plan (As Amended and Restated as of
               September  18,  1997),  dated  as  of  October  25,  1999*

    10.23 Third Amendment to the FLAG Financial Corporation 1994 Directors Stock Incentive Plan (As Amended and Restated as of September 18,
               1997),  dated  January  16,  2001*

    13         2000  Annual  Report  to  Shareholders**

    21         Subsidiaries

    23         Consent  of  Porter  Keadle  Moore,  LLP


____________________

     * The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-K.

     ** Portions of the Company's 2000 Annual Report, as indicated in this report, are incorporated herein by reference. Other than as noted herein, the Company's 2000 Annual Report is furnished to the Securities and Exchange Commission solely for its information and is not deemed to be "filed" with the Securities and Exchange Commission or subject to the liabilities of section 18 of the Securities Exchange Act of 1934, as amended.


(b)  Reports  on  Form  8-K.

     REPORTS  ON  FORM  8-K  FILED  DURING  FOURTH  QUARTER  OF  2000

     -    The  Company  has  not  made  any  Form  8-K  filings.

     REPORTS  ON  FORM  8-K  FILED  SINCE  YEAR  END  2000

     -    The  Company  has  not  made  any  Form  8-K  filings.


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

                                           FLAG  FINANCIAL  CORPORATION
                                                  (Registrant)


Date:  March 20, 2001                      By:   /s/  J.  Daniel  Speight, Jr.
                                              ----------------------------------
                                              J.  Daniel  Speight,  Jr.
                                              Chief  Executive  Officer

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


Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 20, 2001:


     Signature                            Title
     ---------                            -----


/s/  Dr.  A.  Glenn  Bailey               Director
---------------------------
     Dr.  A.  Glenn  Bailey

/s/  James  A.  Brett                     Director
---------------------------
     James  A.  Brett


/s/  H. Speer Burdette,  III              Director
---------------------------
    H. Speer Burdette,  III


/s/  Robert  G.  Cochran                  Vice Chairman of the Board
---------------------------               and Director
     Robert  G.  Cochran


/s/  Patti  S.  Davis                     Senior  Vice  President,
---------------------------               Assistant Secretary  and  Director
     Patti  S.  Davis

/s/  David  B.  Dunaway                   Director
---------------------------
     David  B.  Dunaway


/s/  Fred  A.  Durand,  III               Director
---------------------------
     Fred  A.  Durand,  III


/s/  Charles  O. Hinely                   Chief Operating Officer and
---------------------------               Director
     Charles  O. Hinely


/s/  John  R.  Hines,  Jr.                Director
---------------------------
     John  R.  Hines,  Jr.


/s/  John  S.  Holle                      Chairman  of  the  Board  and
---------------------------               Director
     John  S.  Holle

/s/  James  W.  Johnson                   Director
---------------------------
     James  W.  Johnson


/s/  Kelly  R.  Linch                     Director
---------------------------
     Kelly  R.  Linch


/s/  J.  Preston  Martin                  President  and  Director
---------------------------
     J.  Preston  Martin


/s/  J. Daniel Speight, Jr.               Chief Executive Officer and
---------------------------               Director  (principal
     J. Daniel Speight,  Jr.              executive  officer)


/s/  John  W.  Stewart,  Jr.              Director
---------------------------
     John  W. Stewart, Jr.


/s/  Robert  W.  Walters                  Director
---------------------------
     Robert  W.  Walters


/s/  Thomas  L.  Redding                  Senior  Vice  President,  Chief
---------------------------               Financial Officer, Secretary
     Thomas  L.  Redding                  (principal financial  and
                                          accounting  officer)

FLAG  FINANCIAL  CORPORATION

INDEX  OF  EXHIBITS
-------------------

     The following exhibits are filed as part of or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

EXHIBIT  NO.                         DESCRIPTION
-----------                          -----------

    3.1 Articles of Incorporation of the Company, as amended through October 15, 1993 (incorporated by reference from Exhibit 3.1(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

    3.2 Bylaws of the Company, as amended through March 30, 1998 (incorporated by reference from Exhibit 3.1(ii) to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

    3.3 Amendment to Bylaws of the Company as adopted by resolution of Board of Directors on October 19, 1998 (incorporated by reference from Exhibit 3.3 on Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

    3.4 Amendment to Bylaws of the Company as adopted by resolution of the Board of Directors on Decembe 20, 2000

    4.1 Instruments Defining the Rights of Security Holders (See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibits 3.2, 3.3 and 3.4 hereto)

    10.1 Amended and Restated Employment Agreement between J. Daniel Speight, Jr. and the Company dated as of January 1, 2001*

    10.2 Amended and Restated Employment Agreement between John S. Holle and the Company dated as of January 1, 2001*

    10.3 Amended and Restated Employment Agreement between Charles O. Hinely and the Company dated as of January 1, 2001*

    10.4 Separation Agreement between J. Preston Martin and the Company dated May 13, 1998 (incorporated by reference from Exhibit 10.6 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

    10.5 Separation Agreement between Robert G. Cochran and the Company dated August 27, 1999 (incorporated by reference from Exhibit
               10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1999)*

    10.6 Split Dollar Insurance Agreement between J. Daniel Speight, Jr. and Citizens Bank dated November 2, 1992 (incorporated by reference from Exhibit 10.7 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

    10.7 Director Indexed Retirement Program for Citizens Bank dated January 13, 1995 (incorporated by reference from Exhibit 10.8 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

    10.8 Form of Executive Agreement (pursuant to Director Indexed Retirement Program for Citizens Bank) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.9 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

    10.9 Form of Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement (pursuant to Director Indexed Retirement Program for Citizens Bank) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.10 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

    10.10 Director Indexed Fee Continuation Program for First Federal Savings Bank of LaGrange effective February 3, 1995 (incorporated by reference from Exhibit 10.12 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

    10.11 Form of Director Agreement (pursuant to Director Indexed Fee Construction Program for First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.13 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

    10.12 Form of Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement (pursuant to Director Indexed Fee Continuation Program of First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.14 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

    10.13 Form of Indexed Executive Salary Continuation Plan Agreement by and between First Federal Savings Bank of LaGrange and individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

    10.14       Form of Flexible Premium Life Insurance Endorsement Method Split
               Dollar Plan Agreement (pursuant to Executive Salary Continuation Plan for First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.16 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

    10.15        Indexed  Executive  Salary  Continuation  Plan Agreement by and
               between First Federal Savings Bank of LaGrange and William F. Holle, Jr. dated February 3, 1995 (incorporated by reference from
               Exhibit 10.17 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)*

    10.16 Form of Deferred Compensation Plan by and between The Citizens Bank and individuals listed on exhibit cover page*

    10.17 FLAG Financial Corporation 1994 Employees Stock Incentive Plan (As Amended and Restated through March 30, 1998)*

    10.18 FLAG Financial Corporation 1994 Directors Stock Incentive Plan (As Amended through September 18, 1997)*

    10.19 First Amendment to the FLAG Financial Corporation 1994 Employees Stock Incentive Plan (As Amended and Restated as of March 30,
               1998),  dated  as  of  March  15,  1999*

    10.20 Second Amendment to the FLAG Financial Corporation 1994 Employees Stock Incentive Plan (As Amended and Restated as of March 30, 1998), dated as of January 16, 2001*

    10.21 First Amendment to the FLAG Financial Corporation 1994 Directors Stock Incentive Plan (As Amended and Restated as of September 18,
               1997),  dated  as  of  December  21,  1998*

    10.22 Second Amendment to the FLAG Financial Corporation 1994 Directors Stock Incentive Plan (As Amended and Restated as of
               September  18,  1997),  dated  as  of  October  25,  1999*

    10.23 Third Amendment to the FLAG Financial Corporation 1994 Directors Stock Incentive Plan (As Amended and Restated as of September 18,
               1997),  dated  January  16,  2001*

    13         2000  Annual  Report  to  Shareholders**

    21         Subsidiaries

    23         Consent  of  Porter  Keadle  Moore,  LLP


____________________
     * The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-K.
     ** Portions of the Company's 2000 Annual Report, as indicated in this report, are incorporated herein by reference. Other than as noted herein, the Company's 2000 Annual Report is furnished to the Securities and Exchange Commission solely for its information and is not deemed to be "filed" with the Securities and Exchange Commission or subject to the liabilities of section 18 of the Securities Exchange Act of 1934, as amended.