Form 10-Q
period 2001-03-31
FLAG FINANCIAL CORP
filed 2001-05-15
CIK 897509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

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

                                  YES  XX   NO

             Common stock, par value $1 per share: 7,978,001 shares
                         Outstanding as of May 10, 2001




FLAG  FINANCIAL  CORPORATION  AND  SUBSIDIARIES

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                            Page
PART  I  Financial  Information

  Item 1.  Financial  Statements

          Consolidated Balance Sheets at March 31, 2001 and
            December  31,  2000 . . . . . . . . . . . . . . . . . . . . . . . .3

          Consolidated Statements of Operations for the Three Months
            Ended  March  31,  2001  and  2000 . . . . . . . . . . . . . . . . 4

          Consolidated Statements of Comprehensive Income for the
            Three  Months  Ended  March  31,  2001  and  2000 . . . . . . . . .5

          Consolidated Statements of Cash Flows for the Three Months
            Ended  March  31,  2001  and  2000 . . . . . . . . . . . . . . . . 6

          Notes  to  Consolidated  Financial  Statements . . . . . . . . . . . 7

  Item 2.  Management's Discussion and Analysis of Financial Condition
               And  Results  of  Operations . . . . . . . . . . . . . . . . . .8


PART  II  Other  Information

  Item 1.  Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 12

  Item 2.  Changes  in  Securities . . . . . . . . . . . . . . . . . . . . . .13

  Item 3.  Defaults  Upon  Senior  Securities . . . . . . . . . . . . . . . . 13

  Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . .13

  Item 5.  Other  Information . . . . . . . . . . . . . . . . . . . . . . . . 14

  Item 6.  Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . . . .14

PART  I.  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS
FLAG  FINANCIAL  CORPORATION  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEETS

------------------------------------------------------------------------------------------------

                                                                     MARCH 31      DECEMBER 31,
                                                                       2001            2000
                                                                   -----------------------------
ASSETS                                                                     (UNAUDITED)
------
Cash and due from banks . . . . . . . . . . . . . . . . . . . . .  $  6,085,653   $  19,143,110
Federal funds sold. . . . . . . . . . . . . . . . . . . . . . . .    12,974,000       2,730,000
                                                                   -------------  --------------
    Total cash and cash equivalents . . . . . . . . . . . . . . .    19,059,653      21,873,110
                                                                   -------------  --------------
Interest-bearing deposits . . . . . . . . . . . . . . . . . . . .       917,416       3,451,440
Investment securities available-for-sale. . . . . . . . . . . . .    96,627,474     100,721,942
Other investments . . . . . . . . . . . . . . . . . . . . . . . .     5,949,259       5,360,609
Mortgage loans held for sale. . . . . . . . . . . . . . . . . . .     6,524,003       4,120,659
Loans, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .   387,029,170     384,661,335
Premises and equipment, net . . . . . . . . . . . . . . . . . . .    14,481,948      14,933,761
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .    23,427,850      23,914,244
                                                                   -------------  --------------
          Total assets. . . . . . . . . . . . . . . . . . . . . .  $554,016,773   $ 559,037,100
                                                                   =============  ==============

LIABILITIES
-----------

Non interest-bearing deposits . . . . . . . . . . . . . . . . . .  $ 46,966,353   $  55,110,513
Interest-bearing deposits . . . . . . . . . . . . . . . . . . . .   409,749,881     406,326,454
Federal funds purchased and repurchase agreements . . . . . . . .     1,199,606         661,482
Other borrowings. . . . . . . . . . . . . . . . . . . . . . . . .             -       1,500,000
Advances from Federal Home Loan Bank. . . . . . . . . . . . . . .    30,810,774      31,973,304
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .     8,468,168       7,966,736
                                                                   -------------  --------------
          Total liabilities . . . . . . . . . . . . . . . . . . .   497,194,782     503,538,489
                                                                   -------------  --------------

STOCKHOLDERS' EQUITY
--------------------

Preferred stock (10,000,000 shares authorized, none
    issued and outstanding). . . . . . . . . . . . . . . . . . .              -               -
Common stock ($1 par value, 20,000,000 shares authorized
    8,277,995 and 8,275,405 shares issued in 2001
    and 2000, respectively . . . . . . . . . . . . . . . . . . .      8,277,995       8,275,405
Additional paid-in capital. . . . . . . . . . . . . . . . . . . .    11,354,511      11,348,106
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .    37,859,392      37,068,696
Accumulated other comprehensive income (loss) . . . . . . . . . .     1,203,610        (265,517)
Less: Treasury stock at cost; 299,994 shares in 2001 and 152,744
    shares in 2000. . . . . . . . . . . . . . . . . . . . . . . .    (1,873,517)       (928,079)
                                                                   -------------  --------------
          Total stockholders' equity. . . . . . . . . . . . . . .    56,821,991      55,498,611
                                                                   -------------  --------------
          Total liabilities and stockholders' equity. . . . . . .  $554,016,773   $ 559,037,100
                                                                   =============  ==============


SEE  ACCOMPANYING  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.

CONSOLIDATED  STATEMENTS  OF  OPERATIONS

-----------------------------------------------------------------------------------------------

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                       ------------------------
                                                                          2001         2000
                                                                             (UNAUDITED)
INTEREST INCOME
  Interest and fees on loans. . . . . . . . . . . . . . . . . . . . .  $ 9,963,107  $10,320,866
  Interest on securities. . . . . . . . . . . . . . . . . . . . . . .    1,730,191    1,445,283
  Interest on federal funds sold and interest-bearing deposits. . . .      161,133      112,522
                                                                       -----------  -----------
        Total interest income . . . . . . . . . . . . . . . . . . . .   11,854,431   11,878,671
                                                                       -----------  -----------
INTEREST EXPENSE
  Interest on deposits. . . . . . . . . . . . . . . . . . . . . . . .    4,960,322    4,668,100
  Interest on borrowings. . . . . . . . . . . . . . . . . . . . . . .      493,727      527,923
                                                                       -----------  -----------
        Total interest expense. . . . . . . . . . . . . . . . . . . .    5,454,049    5,196,023
                                                                       -----------  -----------
        Net interest income before provision for loan losses. . . . .    6,400,382    6,682,648
PROVISION FOR LOAN LOSSES . . . . . . . . . . . . . . . . . . . . . .      252,000      593,070
                                                                       -----------  -----------
        Net interest income after
          provision for loan losses . . . . . . . . . . . . . . . . .    6,148,382    6,089,578
                                                                       -----------  -----------
OTHER INCOME
  Fees and service charges. . . . . . . . . . . . . . . . . . . . . .    1,189,334    1,280,249
  Gain (loss) on sale of available for sale securities. . . . . . . .            -       41,997
  Gain on sale of loans . . . . . . . . . . . . . . . . . . . . . . .      273,149      194,813
  Other income. . . . . . . . . . . . . . . . . . . . . . . . . . . .      370,252      400,468
                                                                       -----------  -----------
        Total other income. . . . . . . . . . . . . . . . . . . . . .    1,832,735    1,917,527
                                                                       -----------  -----------
OTHER EXPENSES
  Salaries and employee benefits. . . . . . . . . . . . . . . . . . .    3,476,410    3,809,917
  Occupancy . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      944,982    1,075,903
  Other operating . . . . . . . . . . . . . . . . . . . . . . . . . .    1,807,711    2,297,295
                                                                       -----------  -----------
        Total other expenses. . . . . . . . . . . . . . . . . . . . .    6,229,103    7,183,115
                                                                       -----------  -----------
        Earnings  before provision for
           income taxes . . . . . . . . . . . . . . . . . . . . . . .    1,752,014      823,990
  Provision for income taxes. . . . . . . . . . . . . . . . . . . . .      482,638      147,584
                                                                       -----------  -----------
         Net earnings . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,269,376      676,406
                                                                       ===========  ===========

  Basic earnings per share. . . . . . . . . . . . . . . . . . . . . .  $      0.16  $      0.08
  Diluted earnings  per share . . . . . . . . . . . . . . . . . . . .  $      0.16  $      0.08

     SEE  ACCOMPANYING  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.

CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  INCOME

--------------------------------------------------------------------------------------------

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                    ------------------------
                                                                         2001        2000
                                                                            (UNAUDITED)
Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,269,376   676,406
Other comprehensive income, net of tax:
    Unrealized gains (losses) on investment
      securities available-for-sale:
       Unrealized gains (losses) arising during the period,
         net of tax of $824,433 and $310,855 respectively . . . . .     1,345,127  (507,184)
       Less:  Reclassification adjustment for gains included in
        net earnings, net of  tax of 15,959 . . . . . . . . . . . .                  26,038

       Unrealized gain on cash flow hedges, net of tax of $76,000 .       124,000
                                                                    -------------  ---------

Other comprehensive income (loss) . . . . . . . . . . . . . . . . .     1,469,127  (533,222)
                                                                    -------------  ---------

Comprehensive income. . . . . . . . . . . . . . . . . . . . . . . .  $  2,738,503   143,184
                                                                    =============  =========

SEE  ACCOMPANYING  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

-------------------------------------------------------------------------------------------------------

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                             --------------------------
                                                                                  2001          2000
                                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 1,269,376       676,406
   Adjustment to reconcile net earnings to net
     cash provided by operating activities:
         Depreciation, amortization and accretion. . . . . . . . . . . . .       683,927       784,363
         Provision for loan losses . . . . . . . . . . . . . . . . . . . .       252,000       593,070
         (Gain) loss on sale of investment securities available for sale .             -       (41,997)
         Gain on sales of loans. . . . . . . . . . . . . . . . . . . . . .      (273,149)     (194,813)
         Loss (gain)on sale of other real estate . . . . . . . . . . . . .         7,955        (5,103)
         Change in:
              Mortgage loans held for sale . . . . . . . . . . . . . . . .    (2,130,195)      (99,843)
              Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (196,689)   (1,428,547)
                                                                             ------------  ------------
                 Net cash (used in) provided by operating activities . . .      (386,775)      283,536
                                                                             ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in interest-bearing deposits . . . . . . . . . . . . . . . .     2,534,024       708,486
   Proceeds from sales and maturities of investment
     securities available-for-sale . . . . . . . . . . . . . . . . . . . .     6,297,494     2,491,805
   Proceeds from maturities of investment securities held-to-maturity. . .             -       130,764
   Purchases of other investments. . . . . . . . . . . . . . . . . . . . .      (588,650)            -
   Net change in loans . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,619,835)   (4,149,793)
   Proceeds from sale of other real estate . . . . . . . . . . . . . . . .       306,604       110,305
   Proceeds from sale of premises and equipment. . . . . . . . . . . . . .       112,438        21,520
   Purchases of premises and equipment . . . . . . . . . . . . . . . . . .      (162,099)     (336,547)
   Purchases of cash surrender value life insurance. . . . . . . . . . . .       (46,397)      (46,792)
                                                                             ------------  ------------
                 Net cash provided by (used in) investing activities . . .     5,833,579    (1,070,252)
                                                                             ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in deposits. . . . . . . . . . . . . . . . . . . . . . . . .    (4,720,733)   (5,366,714)
   Change in federal funds purchased . . . . . . . . . . . . . . . . . . .       538,124    (2,510,000)
   Change in other borrowed funds. . . . . . . . . . . . . . . . . . . . .    (1,500,000)    1,500,000
   Proceeds from FHLB advances . . . . . . . . . . . . . . . . . . . . . .             -     5,500,000
   Payments of FHLB advances . . . . . . . . . . . . . . . . . . . . . . .    (1,162,530)   (8,062,528)
   Purchase of treasury stock. . . . . . . . . . . . . . . . . . . . . . .      (945,437)     (353,438)
   Proceeds from exercise of stock options . . . . . . . . . . . . . . . .         8,995         8,995
   Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . .      (478,680)     (493,374)
                                                                             ------------  ------------
                 Net cash used in financing activities. . . . . . . . . .     (8,260,261)   (9,777,059)
                                                                             ------------  ------------

                   Net change in cash and cash equivalents. . . . . . . .     (2,813,457)  (10,563,775)
   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD . . . . . . . . . . . .   21,873,110    27,083,628
                                                                             ------------  ------------

   CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . . . . . . . .  $19,059,653    16,519,853
                                                                             ============  ============

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

The accounting principles followed by FLAG Financial Corporation ("FLAG") and its bank subsidiary and the methods of applying these principles conform with generally accepted accounting principles and with general practices within the banking industry. Certain principles, which significantly affect the determination of financial position, results of operations, and cash flows are summarized below and in FLAG's annual report on Form 10-K for the year ended December 31, 2000.

Note  1.  Basis  of  Presentation

The consolidated financial statements include the accounts of FLAG and its wholly owned subsidiary, FLAG Bank (Vienna, Georgia). All significant inter-company accounts and transactions have been eliminated in consolidation.

The consolidated financial information furnished herein represents all adjustments that are, in the opinion of management, necessary to present a fair statement of the results of operations, and financial position for the periods covered herein and are normal and recurring in nature. For further information, refer to the consolidated financial statements and footnotes included in FLAG's annual report on Form 10-K for the year ended December 31, 2000.

 Note  2.  Earnings  Per  Share

Net earnings per common share are based on the weighted average number of common shares outstanding during each period. The calculation of basic and diluted earnings per share is as follows:


                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                      --------------------------
                                                         2001          2000    .
                                                      --------------------------
Basic  earnings  per  share:
Net  earnings. . . . . . . . . . . .                  $1,269,376        676,406
Weighted  average  common  shares
   Outstanding . . . . . . . . . . .                   8,031,583      8,239,888
Basic  earnings  per  share                           $     0.16           0.08

Diluted  earnings  per  share:
Net  earnings. . . . . . . . . . . .                  $1,269,376        676,406
Effect  of  dilutive  securities  -
   stock  options. . . . . . . . . .                      21,749         25,931
Diluted  earnings  per  share                         $     0.16           0.08

ITEM  2:  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF
          FINANCIAL  CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

FINANCIAL  CONDITION

OVERVIEW
Total assets were $554.0 million at March 31, 2001, a decrease of $5.0 million or .9 percent from December 31, 2000. This decrease in total assets was primarily due to decreases in investment securities available-for-sale as a result of maturities and calls during the quarter ended March 31, 2001.

ASSETS  AND  FUNDING
At March 31, 2001 earning assets totaled $510.0 million, an increase of $9.0 million from December 31, 2000. Loans comprised 76 percent of earning assets and investment securities were 20 percent of earning assets at March 31, 2001.

At March 31, 2001, interest-bearing deposits increased $3.4 million compared to December 31, 2000. Non-interest bearing deposits decreased $8.1 million in the first three months of 2001 and totaled $47.0 million at March 31, 2001. The decrease in non-interest bearing deposits for the first three months of 2001 was mainly attributed to a seasonal reduction of approximately $5 million in one commercial demand deposit account. Federal Home Loan Bank advances decreased $1.2 million in the first three months of 2001 and totaled $30.8 million at March 31, 2001. At March 31, 2001 deposits represented 93 percent of FLAG's interest-bearing liabilities and Federal Home Loan Bank advances represented 7 percent.

LIQUIDITY  AND  CAPITAL  RESOURCES
Net cash used by operating activities totaled $400 thousand for the three months ended March 31, 2001. Net cash provided by investing activities totaling $5.8 million consisted largely of $6.3 million in proceeds from sales and maturities of investment securities available-for-sale and a net decrease in interest-bearing deposits of $2.5 million partially offset by a $2.6 million increase in loans outstanding. Net cash used in financing activities consisted largely of a $4.7 million decrease in deposits, a $1.5 million decrease in other borrowings and a $1.2 million in Federal Home Loan Bank advances.

Total stockholders' equity at March 31, 2001, was 10.26 percent of total assets compared to 9.93 percent at December 31, 2000. The increase is attributed to a $1.3 million decrease in net earnings since December 31, 2000, less dividends paid to stockholders.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS
--------------------------------------------------------------------------------

RESULTS  OF  OPERATIONS
Three  months  ended  March  31,  2001  and  2000

OVERVIEW
Net earnings for the three months ended March 31, 2001 increased $593,000 or 88 percent compared to the first three months of 2000. Net earnings per common share increased 100 percent for the first three months of 2001 and are $0.16 compared to $0.08 in the first three months of 2000. Net interest income decreased 4 percent for the three months ended March 31, 2001 over the same period of 2000 to $6.4 million. Non-interest income decreased 4 percent for the first three months of 2001 compared to the same period of 2000 and non-interest expense decreased 13 percent for the first three months of 2001 compared to 2000.

NET  INTEREST  INCOME
Net interest income for the three months ended March 31, 2001 decreased $282,000 compared to the first three months of 2000. This decrease resulted from a $24,000 or .20 percent decrease in interest income coupled with a $258,000 or 5 percent increase in interest expense.

NON-INTEREST  INCOME  AND  EXPENSE
Non-interest income for the three months ended March 31, 2001 decreased $85,000 or 4 percent compared to the first three months of 2000. This increase was due largely to a decrease of $91,000 in fees and service charges, partially offset by an increase of $78,000 in gain on sale of loans.

Other  operating  income  decreased  $30,000  or 8 percent for the quarter ended
March 31, 2001 compared to the same period in 2000. This decrease was due in large part to decreased mortgage servicing fees for the first three months of 2001 compared to 2000.

Non-interest expense decreased $954,000 or 13 percent for the quarter ended March 31, 2001 compared to the same period of 2000. Salaries and employee benefits decreased $333,000 or 9 percent during the first three months of 2001 compared to 2000. The decrease in non-interest expense was primarily attributed to reduced expenses as a result of the sale of branches during the third quarter of 2000.


INCOME  TAXES
Income tax expense for the first quarter of 2001 was $483,000 compared to $148,000 for the same period in 2000. The effective tax rate for the quarter ended March 31, 2001 was 28 percent and for the quarter ended March 31, 2000 was 18 percent.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS
--------------------------------------------------------------------------------


PROVISION  AND  ALLOWANCE  FOR  POSSIBLE  LOAN  AND  LEASE  LOSSES
The adequacy of the allowance for loan and lease losses is determined through management's informed judgment concerning the amount of risk inherent in FLAG's loan and lease portfolios. This judgment is based on such factors as the change in levels of non-performing and past due loans and leases, historical loan loss experience, borrowers' financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. The allowance for loan and lease losses at March 31, 2001 was $6.9 million compared to $6.6 million at December 31, 2000. The ratio of the allowance for loan losses to net outstanding loans at March 31, 2001 and December 31, 2000 was 1.76 percent and 1.68 percent, respectively.

Management believes that the allowance for loan losses is both adequate and appropriate. However, the future level of the allowance for loan losses is highly dependent upon loan growth, loan loss experience, and other factors, which cannot be anticipated with a high degree of certainty.


NON-PERFORMING  ASSETS  AND  PAST  DUE  LOANS
Non-performing assets, comprised of real estate owned, non-accrual loans and loans for which payments are more than 90 days past due, totaled $8.9 million at March 31, 2001 compared to $12.8 million at December 31, 2000. Non-performing assets as a percentage of net loans and other real estate owned at March 31, 2001 and December 31, 2000 were 2.31 percent and 3.28 percent, respectively.

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

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS
--------------------------------------------------------------------------------

At March 31, 2001, FLAG and its bank were in compliance with various regulatory capital requirements administered by Federal and State banking agencies. The following is a table representing FLAG's consolidated Tier-1 Capital, Tangible Capital, and Risk-Based Capital:

                                     MARCH 31, 2001

------------------------------------------------------------------------------------
                    ACTUAL                 REQUIRED                 EXCESS
                    AMOUNT       %         AMOUNT        %          AMOUNT       %
------------------------------------------------------------------------------------

Tier 1 Capital      $47,312    8.59%       $22,041      4.00%       $25,271    4.59%
Tangible Capital    $47,312    8.59%       $ 8,265      1.50%       $39,047    7.09%
Risk-Based Capital  $52,718   12.23%       $34,492      8.00%       $18,226    4.23%

PART  2.  OTHER  INFORMATION
FLAG  FINANCIAL  CORPORATION  AND  SUBSIDIARIES
--------------------------------------------------------------------------------

PART  II.  Other  Information

Item  1.  Legal  Proceedings

     FLAG and the Bank are periodically involved as plaintiff or defendant in various legal actions in the ordinary course of its business.

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

     As previously reported, Tad Moore Golf, Inc. is a borrower of FLAG Bank. An investor in Tad Moore Golf, Inc., who is also a lender to Tad Moore Golf, Inc., sued FLAG Bank in Southern District Court in New York alleging that FLAG Bank fraudulently induced the investor into allegedly subordinating his loan to the loan of FLAG Bank. The investor was also a borrower of FLAG Bank. The plaintiff is claming $1.6 million in consequential damages and $10 million in punitive damages. FLAG Bank has succeeded in having the venue of this matter transferred from New York to United States District Court in Newnan, Georgia. FLAG Bank settled the matter in its favor in March of this year.

     On June 28, 2000, David and Trenne Baker filed a suit against America's Homeplace, Southern Homestead Mortgage and FLAG Bank in Superior Court of Bartow County, Georgia. The Complaint alleges that the defendants are liable to the plaintiffs for unspecified damages for fraud, suppression and concealment, breach of contract, intentional infliction of emotional distress, negligent infliction of emotional distress, conspiracy and violations of Georgia RICO arising out of the construction and purchase of a house from a co-defendant by the plaintiff. FLAG Bank provided the construction financing on the home. Co-defendant America's Homeplace has filed a motion to compel arbitration in accordance with the plaintiff's contract. The motion was granted and the plaintiffs are now pursuing their claim against AHP only in an arbitration proceeding. FLAG Bank intends to vigorously defend the claims.

     In September 2000, Bank of Milan filed suit against one of its Borrowers, Walter T. Branyan, to collect upon an outstanding loan in the amount of $1,349,066.66. The Bank of Milan also filed suit against the borrower's father, Walter C. Branyan, and a business associate, R. Tommy Gilder as Guarantors of the obligation. Walter C. Branyan has settled his obligation with the Bank of Milan and the court has entered a default judgment against Walter T. Branyan.
R. Tommy Gilder is defending the suit and has counterclaimed against the Bank for breach of fiduciary duty based upon an alleged confidential relationship with the Bank of Milan. Gilder's defenses and counterclaims are without merit and the Bank of Milan intends to pursue and defend this matter vigorously.

OTHER  INFORMATION
--------------------------------------------------------------------------------



Item  2.  Changes  in  Securities  -  None

Item  3.  Defaults  upon  Senior  Securities  -  None

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

(a)       The  2001  Annual  Meeting of Shareholders was held on April 18, 2001.

(b)       Election  of  Directors

          The following are the results of the votes cast by shareholders present at the 2001 Annual Meeting of Shareholders, by proxy or in person, for the proposal to elect the following directors to serve until the 2004 Annual Meeting of Shareholders:

                                                  For            Withhold
                                                  ---            --------
          Dr.  A.  Glenn  Bailey               6,235,928          209,935
          James  A.  Brett                     6,234,928          210,935
          David  B.  Dunaway                   6,235,928          209,935
          John  R.  Hines,  Jr.                6,231,700          214,163
          Kelly  R.  Linch                     6,235,928          209,935
          J.  Daniel  Speight,  Jr.            6,227,600          218,263

          Additionally, the shareholders voted 6,235,928 in the affirmative and 209,935 were withheld for the election of Charles O. Hinely to serve a term of one year until the 2002 Annual Meeting of Shareholders.

(c) Ratifying the appointment of Porter Keadle Moore LLP, as independent accountants of the Company for the fiscal year ending December 31, 2001.

          The shareholders voted 6,430,677 shares in the affirmative, 3,709 shares in the negative, with 11,477 shares abstaining for the ratification and appointment of Porter Keadle Moore LLP as independent accountants for the Company for the fiscal year ending December 31, 2001.

(d)       Amending  the  Company's  1994  Employees  Stock  Incentive  Plan

          The shareholders voted 3,985,524 in the affirmative and 623,409 shares in the negative, with 49,112 shares abstaining for the amendment of the 1994 Employees Stock Incentive Plan.

(e)       Amending  the  Company's  1994  Directors  Stock  Incentive  Plan

          The shareholders voted 3,874,216 in the affirmative and 663,788 shares in the negative, with 120,041 shares abstaining for the amendment of the 1994 Directors Stock Incentive Plan.

OTHER  INFORMATION
--------------------------------------------------------------------------------


Item  5.  Other  Information

     Pursuant to Rule 14a-14(c)(1) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company's 2002 Annual Meeting of Shareholders must notify the Company in writing to the Secretary of the Company, at Eagle's Landing, 235 Corporate Center Drive, Stockbridge, Georgia 30281 of the contents of such proposal no later than November 12, 2001 to be included in the 2002 Proxy Materials. A shareholder must notify the Company before January 26, 2002 of a proposal for the 2002 Annual Meeting that the shareholder intends to present other than by inclusion in the Company's proxy material. If the Company does not receive such notice prior to January 26, 2002, proxies solicited by the management of the Company will confer discretionary authority upon the management of the Company to vote upon any such matter.



Item  6.  Exhibits  and  Report  on  Form  8-K

          Reports  on  Form  8-K  filed  during  the  First  Quarter  of  2001:

          None.

          Reports  on  Form  8-K  filed  from  Quarter  End  2001  to  Present:

          None.

FLAG  FINANCIAL  CORPORATION  AND  SUBSIDIARIES
--------------------------------------------------------------------------------


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FLAG  Financial  Corporation

                                         By:  /s/  Thomas L. Redding
                                            ---------------------------

                                         Thomas  L.  Redding
                                         (Chief  Financial  Officer)


                                         Date:  May 15, 2001
                                              -------------------------