Form 10-Q
period 2001-06-30
FLAG FINANCIAL CORP
filed 2001-08-13
CIK 897509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

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

                                   YES  XX   NO

             Common stock, par value $1 per share: 7,806,564 shares
                        Outstanding as of August 10, 2001

FLAG  FINANCIAL  CORPORATION  AND  SUBSIDIARIES
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                            Page

PART  I  Financial Information

  Item 1.  Financial Statements

           Consolidated Balance Sheets at June 30, 2001 and
             December 31, 2000 . . . . . . . . . . . . . . . . . . . . . .    3

           Consolidated Statements of Earnings for the Six Months and
             Quarter Ended June 30, 2001 and 2000. . . . . . . . . . . . .    4

           Consolidated Statements of Comprehensive Income for the
             Six  Months and Quarter Ended June 30, 2001 and 2000. . . . .    5

           Consolidated Statements of Cash Flows for the Six Months
             Ended June 30, 2001 and 2000. . . . . . . . . . . . . . . . .    6

           Notes to Consolidated Financial Statements. . . . . . . . . . .    7

  Item 2.  Management's Discussion and Analysis of Financial Condition
             And Results of Operations . . . . . . . . . . . . . . . . . .    8


PART II  Other Information

  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .   13

  Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . .   14

  Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . .   14

  Item 4.  Submission of Matters to a Vote of Security Holders . . . . . .   14

  Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . .   14

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .   14

PART  I.  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS
FLAG  FINANCIAL  CORPORATION  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEETS

------------------------------------------------------------------------------------------------


                                                                     JUNE 30,      DECEMBER 31,
                                                                       2001            2000
                                                                   -----------------------------

ASSETS                                                                     (UNAUDITED)
------
Cash and due from banks . . . . . . . . . . . . . . . . . . . . .  $ 13,840,090   $  19,143,110
Federal funds sold. . . . . . . . . . . . . . . . . . . . . . . .     2,461,000       2,730,000
                                                                   -----------------------------
    Total cash and cash equivalents . . . . . . . . . . . . . . .    16,301,090      21,873,110
                                                                   -----------------------------
Interest-bearing deposits . . . . . . . . . . . . . . . . . . . .        59,475       3,451,440
Investment securities available-for-sale. . . . . . . . . . . . .   131,017,736     100,721,942
Other investments . . . . . . . . . . . . . . . . . . . . . . . .     5,785,093       5,360,609
Mortgage loans held for sale. . . . . . . . . . . . . . . . . . .     7,274,111       4,120,659
Loans, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .   367,518,689     384,661,335
Premises and equipment, net . . . . . . . . . . . . . . . . . . .    14,169,497      14,933,761
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .    24,331,489      23,914,244
                                                                   -----------------------------
           Total assets . . . . . . . . . . . . . . . . . . . . .  $566,457,180   $ 559,037,100
                                                                   =============================

LIABILITIES
-----------

Non interest-bearing deposits . . . . . . . . . . . . . . . . . .  $ 44,975,023   $  55,110,513
Interest-bearing deposits . . . . . . . . . . . . . . . . . . . .   407,874,356     406,326,454
Federal funds purchased and repurchase agreements . . . . . . . .     6,138,000         661,482
Other borrowings. . . . . . . . . . . . . . . . . . . . . . . . .     1,958,424       1,500,000
Advances from Federal Home Loan Bank. . . . . . . . . . . . . . .    40,675,744      31,973,304
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .     7,514,503       7,966,736
                                                                   -----------------------------
                Total liabilities . . . . . . . . . . . . . . . .   509,136,050     503,538,489
                                                                   -----------------------------

STOCKHOLDERS' EQUITY
--------------------

Preferred stock (10,000,000 shares authorized, none
     issued and outstanding). . . . . . . . . . . . . . . . . . .             -               -
Common stock ($1 par value, 20,000,000 shares authorized
     8,277,995 and 8,275,405 shares issued in 2001
     and 2000, respectively . . . . . . . . . . . . . . . . . . .     8,277,995       8,275,405
Additional paid-in capital. . . . . . . . . . . . . . . . . . . .    11,354,511      11,348,106
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .    38,352,820      37,068,696
Accumulated other comprehensive income (loss) . . . . . . . . . .     1,791,414        (265,517)
Less: Treasury stock at cost; 383,556 shares in 2001 and 152,744
     shares in 2000 . . . . . . . . . . . . . . . . . . . . . . .    (2,455,610)       (928,079)
                                                                   -----------------------------
                  Total stockholders' equity. . . . . . . . . . .    57,321,130      55,498,611
                                                                   -----------------------------
                  Total liabilities and stockholders' equity. . .  $566,457,180   $ 559,037,100
                                                                   =============================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED  STATEMENTS  OF  EARNINGS
----------------------------------------------------------------------------------------------------------------------

                                                                                        (UNAUDITED)
                                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                            JUNE 30,                   JUNE 30,
                                                                    --------------------------------------------------
                                                                        2001         2000         2001        2000
INTEREST INCOME
      Interest and fees on loans . . . . . . . . . . . . . . . . .  $ 9,574,793  $10,488,721   19,537,900   20,809,587
      Interest on securities . . . . . . . . . . . . . . . . . . .    1,702,953    1,464,443    3,433,143    2,909,726
      Interest on federal funds sold and interest-bearing deposits      272,596       77,030      433,729      189,552
                                                                    --------------------------------------------------
            Total interest income. . . . . . . . . . . . . . . . .   11,550,342   12,030,194   23,404,772   23,908,865
                                                                    --------------------------------------------------
INTEREST EXPENSE
      Interest on deposits . . . . . . . . . . . . . . . . . . . .    4,712,175    4,824,338    9,672,497    9,492,438
      Interest on borrowings . . . . . . . . . . . . . . . . . . .      503,187      644,607      996,914    1,172,530
                                                                    --------------------------------------------------
            Total interest expense . . . . . . . . . . . . . . . .    5,215,362    5,468,945   10,669,411   10,664,968
                                                                    --------------------------------------------------
            Net interest income before provision for loan losses .    6,334,980    6,561,249   12,735,361   13,243,897
PROVISION FOR LOAN LOSSES. . . . . . . . . . . . . . . . . . . . .      252,000      733,070      504,000    1,326,140
                                                                    --------------------------------------------------
            Net interest income after
              Provision for loan losses. . . . . . . . . . . . . .    6,082,980    5,828,179   12,231,361   11,917,757
                                                                    --------------------------------------------------
OTHER INCOME
      Fees and service charges . . . . . . . . . . . . . . . . . .      781,235    1,048,513    1,970,569    2,182,610
      Gain on sale of available for sale securities. . . . . . . .            -            -            -       41,997
      Gain on sale of loans. . . . . . . . . . . . . . . . . . . .      164,507      294,369      437,656      489,182
      Other income . . . . . . . . . . . . . . . . . . . . . . . .      732,350      544,630    1,102,602    1,089,023
                                                                    --------------------------------------------------
            Total other income . . . . . . . . . . . . . . . . . .    1,678,092    1,887,512    3,510,827    3,802,812
                                                                    --------------------------------------------------
OTHER EXPENSES
      Salaries and employee benefits . . . . . . . . . . . . . . .    3,446,046    3,607,946    6,922,456    7,417,864
      Occupancy  . . . . . . . . . . . . . . . . . . . . . . . . .      935,340    1,069,866    1,880,322    2,145,769
      Other operating. . . . . . . . . . . . . . . . . . . . . . .    2,085,167    2,257,805    3,892,878    4,552,872
                                                                    --------------------------------------------------
            Total other expenses . . . . . . . . . . . . . . . . .    6,466,553    6,935,617   12,695,656   14,116,505
                                                                    --------------------------------------------------
            Earnings before provision for
               income taxes. . . . . . . . . . . . . . . . . . . .    1,294,519      780,074    3,046,532    1,604,064
      Provision for income taxes . . . . . . . . . . . . . . . . .      322,638      120,439      805,276      268,023
                                                                    --------------------------------------------------
             Net earnings. . . . . . . . . . . . . . . . . . . . .  $   971,881      659,635    2,241,256    1,336,041
                                                                    ==================================================

      Basic earnings  per share. . . . . . . . . . . . . . . . . .  $      0.12  $      0.08  $      0.28  $      0.16
      Diluted earnings  per share. . . . . . . . . . . . . . . . .  $      0.12  $      0.08  $      0.28  $      0.16

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  INCOME
--------------------------------------------------------------------------------------------------------------------

                                                                                         (UNAUDITED)
                                                                         THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                              JUNE 30,               JUNE 30,
                                                                          2001        2000       2001        2000
                                                                       ---------------------------------------------
Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  971,881    659,635   2,241,256  1,336,041
Other comprehensive income, net of tax:
    Unrealized gains (losses) on investment
      securities available-for-sale:
       Unrealized gains (losses) arising during the period,
         net of tax of $1,944,969, $162,527, $962,085, and
         $473,381, respectively . . . . . . . . . . . . . . . . . . .     224,591   (265,175)  1,569,718   (772,359)
       Less:  Reclassification adjustment for gains  included in net
        earnings, net of  tax of  $15,959 . . . . . . . . . . . . . .           -          -           -    (26,038)
     Unrealized gain on cash flow hedges, net of tax of $222,614 and
         $298,614 respectively. . . . . . . . . . . . . . . . . . . .     363,213                487,213

                                                                       ---------------------------------------------
Other comprehensive income (loss) . . . . . . . . . . . . . . . . . .     587,804   (265,175)  2,056,931   (798,397)
                                                                       ---------------------------------------------

Comprehensive income. . . . . . . . . . . . . . . . . . . . . . . . .  $1,559,685    394,460   4,298,187    537,644
                                                                       =============================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
-------------------------------------------------------------------------------------------------------------

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                      2001           2000
                                                                                  ---------------------------
                                                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  2,241,256     1,336,041
     Adjustment to reconcile net earnings to net
        cash (used in) provided by operating activities:
             Depreciation, amortization and accretion. . . . . . . . . . . . . .     1,599,591     1,556,597
             Provision for loan losses . . . . . . . . . . . . . . . . . . . . .       504,000     1,326,140
             Gain on sale of investment securities available-for-sale. . . . . .             -       (41,997)
             Gain on sale of loans . . . . . . . . . . . . . . . . . . . . . . .      (437,656)     (489,182)
             Loss on sale of other real estate . . . . . . . . . . . . . . . . .        13,917             -
             Change in:
                    Mortgage loans held for sale . . . . . . . . . . . . . . . .    (2,715,796)     (337,301)
                    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,118,277)   (2,125,026)
                                                                                  ---------------------------
                       Net cash (used in) provided by operating activities . . .      (912,965)    1,225,772
                                                                                  ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net change in interest-bearing deposits . . . . . . . . . . . . . . . . . .     3,391,965     1,433,804
     Proceeds from sales and maturities of investment
         securities available-for-sale . . . . . . . . . . . . . . . . . . . . .    16,107,627     6,232,613
     Proceeds from maturities of investment securities held-to-maturity. . . . .             -       108,520
     Purchases of other investments. . . . . . . . . . . . . . . . . . . . . . .      (683,350)      (27,700)
     Purchases of investment securities available-for-sale . . . . . . . . . . .   (43,575,000)   (8,070,165)
     Net change in loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16,638,646     6,666,919
     Proceeds from sale of other real estate . . . . . . . . . . . . . . . . . .       421,927       225,226
     Proceeds from sale of premises and equipment. . . . . . . . . . . . . . . .        20,967        21,520
     Purchases of premises and equipment . . . . . . . . . . . . . . . . . . . .      (463,169)     (405,811)
     Purchases of cash surrender value life insurance. . . . . . . . . . . . . .       (92,794)     (139,987)
                                                                                  ---------------------------
                     Net cash (used in) provided by  investing activities. . . .    (8,233,181)    6,044,939
                                                                                  ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in deposits. . . . . . . . . . . . . . . . . . . . . . . . . . .    (8,587,588)  (18,867,835)
     Change in federal funds purchased and repurchase agreements . . . . . . . .     5,476,518    (1,280,000)
     Change in other borrowed funds. . . . . . . . . . . . . . . . . . . . . . .       458,424     2,468,665
     Proceeds from FHLB advances . . . . . . . . . . . . . . . . . . . . . . . .    10,000,000    19,000,000
     Payments of FHLB advances . . . . . . . . . . . . . . . . . . . . . . . . .    (1,297,560)  (16,797,558)
     Purchase of treasury stock. . . . . . . . . . . . . . . . . . . . . . . . .    (1,527,531)     (353,438)
     Proceeds from exercise of stock options . . . . . . . . . . . . . . . . . .         8,995         8,995
     Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (957,132)     (986,148)
                                                                                  ---------------------------
                    Net cash provided by (used in) financing activities. . . . .     3,574,126   (16,807,319)
                                                                                  ---------------------------

                      Net change in cash and cash equivalents. . . . . . . . . .    (5,572,020)   (9,537,108)
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD. . . . . . . . . . . . . .    21,873,110    27,083,628
                                                                                  ---------------------------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . . . . . . . . . .  $ 16,301,090    17,546,520
                                                                                  ===========================


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


Note  2.  Earnings  Per  Share

Net earnings per common share are based on the weighted average number of common shares outstanding during each period. The calculation of basic and diluted earnings per share is as follows:


                                   THREE MONTHS ENDED    SIX MONTHS ENDED
                                        JUNE 30,              JUNE 30,
                                 -------------------------------------------
                                    2001       2000       2001      2000
                                 -------------------------------------------
Basic earnings per share:
Net earnings. . . . . . . . . .  $  971,881    659,635  2,241,256  1,336,041
Weighted average common shares
    outstanding . . . . . . . .   7,973,448  8,217,905  8,002,355  8,228,897
Per share amount                 $     0.12       0.08       0.28       0.16

Diluted earnings per share:
Net earnings. . . . . . . . . .  $  971,881    659,635  2,241,256  1,336,041
Effect of dilutive securities -
    stock options . . . . . . .      21,788     13,579     23,834     17,292
Diluted earnings per share       $     0.12       0.08       0.28       0.16

ITEM  2:  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
          FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS
--------------------------------------------------------------------------------

FINANCIAL  CONDITION

OVERVIEW
Total assets were $566.5 million at June 30, 2001, an increase of $7.4 million or 1.0 percent from December 31, 2000. The increase in total assets was primarily due to increases in investment securities available-for-sale as well as an increase in loans held for sale during the six months ended June 30, 2001. These increases were partially offset by decreases in net loans outstanding as well as cash and due from banks.

ASSETS  AND  FUNDING
At June 30, 2001 earning assets totaled $514.1 million, an increase of $13.1 million from December 31, 2000. Loans comprised 71 percent of earning assets and investment securities available-for-sale were 25 percent of earning assets at June 30, 2001. Net loans decreased $17.1 million or 4 percent for the first six months ended June 30, 2001 primarily as a result of the sale of $24 million in mortgage loans during the quarter ended June 30, 2001.

At June 30, 2001, interest-bearing deposits increased $1.5 million compared to December 31, 2000. Non-interest bearing deposits decreased $10.1 million in the first six months of 2001 and totaled $45.0 million at June 30, 2001. The decrease in non-interest bearing deposits for the first six months of 2001 was mainly attributed to a seasonal reduction of approximately $5 million in one commercial demand deposit account. Federal Home Loan Bank advances increased $8.7 million in the first six months of 2001 and totaled $40.7 million at June 30, 2001. At June 30, 2001 deposits represented 89 percent of FLAG's interest-bearing liabilities and Federal Home Loan Bank advances represented 9 percent.

The increase in Federal Home Loan Bank advances was the result of additional borrowings in the amount of $10 million maturing in 5 years. The advances, in addition to $10 million in brokered certificates of deposits and $5 million of overnight funds were used to fund the acquisition of $20 million in investment securities available-for-sale as well as $5 million in loan participations as part of a specifically matched leverage transaction, with an average duration of 3 years.

LIQUIDITY  AND  CAPITAL  RESOURCES
Net cash used by operating activities totaled $913 thousand for the six months ended June 30, 2001. Net cash used in investing activities totaling $8.2 million consisted largely of purchases of investment securities available-for-sale of $43.6 million partially offset by $16.1 million in proceeds from sales and maturities of investment securities available-for-sale and a net decrease in loans of $16.6 million. Net cash provided by financing activities consisted largely of a $10.0 million increase in Federal Home Loan Bank advances and an increase in repurchase agreements, partially offset by a $8.6 million decrease in deposits.

Total stockholders' equity at June 30, 2001, was 10.12 percent of total assets compared to 9.93 percent at December 31, 2000. The increase is attributed to a $2.2 million increase in net earnings since December 31, 2000, less dividends paid to stockholders.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS
--------------------------------------------------------------------------------

RESULTS  OF  OPERATIONS
Six  months  and  quarters  ended  June  30,  2001  and  2000

OVERVIEW
Net earnings for the six months ended June 30, 2001 increased $905,000 or 68 percent compared to the first six months of 2000. Net earnings per common share increased 75 percent for the first six months of 2001 and are $0.28 compared to $0.16 for the first six months of 2000. Net earnings for the quarter ended June 30, 2001 increased $312,000 or 47 percent compared to the quarter ended June 30, 2000. Net earnings per common share increased 50 percent for the quarter ended June 30, 2001 and are $0.12 compared to $0.08 in the quarter ended June 30, 2000. Net interest income decreased 4 percent for the six months ended June 30, 2001 over the same period of 2000 to $12.7 million. The increase in net income for the six months and quarter ended June 30, 2001 was due to a reduction in the provision for loan losses and a decrease in other expenses partially offset by decreases in net interest income and other income.

Effective September 30, 2000, FLAG sold loans in the amount of $58 million, deposits in the amount of $74 million as well as property of its bank branches in Cobbtown, Metter, Statesboro, Blackshear, Homerville and Waycross, Georgia, and recognized a gain on the sale of approximately $5 million.

NET  INTEREST  INCOME
Net interest income for the first six months ended June 30, 2001 decreased $508,000 compared to the first six months of 2000. This decrease resulted from a $504,000 or 2.0 percent decrease in interest income coupled with a $4,000 or .04 percent increase in interest expense. Net interest income for the quarter ended June 30, 2001 decreased $226,000 compared to the quarter ended June 30, 2000. This decrease resulted from a $480,000 or 4 percent decrease in interest income offset with a $254,000, or 5 percent decrease in interest expense. Decreases in net interest income are a result of lower interest rates coupled with lower loan volume.

NON-INTEREST  INCOME  AND  EXPENSE
Non-interest income for the first six months ended June 30, 2001 decreased $292,000 or 8 percent compared to the first six months of 2000. This decrease was due largely to a decrease of $212,000 in fees and service charges, as well as a decrease of $52,000 in gain on sale of loans. Non-interest income for the quarter ended June 30, 2001 decreased $209,000 or 11 percent compared to the quarter ended June 30, 2000. This decrease was due largely to a decrease of $267,000 in fees and service charges, partially offset by an increase of $188,000 in other operating income.

Other operating income decreased $14,000 or 1 percent for the first six months ended June 30, 2001 compared to the same period in 2000. Other operating income increased $188,000 or 34 percent for the quarter ended June 30, 2001 compared to the same period in 2000. The increase in other operating income was due largely to increases in mortgage origination fees during the first six months of 2001 compared to the same period in 2000.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS
--------------------------------------------------------------------------------


Non-interest expense decreased $1,421,000 or 10 percent for the first six months of 2001 compared to the same period of 2000. Non-interest expense decreased $469,000 or 7 percent for the quarter ended June 30, 2001 compared to the same period of 2000. Salaries and employee benefits decreased $495,000 or 7 percent during the first six months of 2001 compared to 2000 and decreased $162,000 or 4 percent during the quarter ended June 30, 2001 compared to the same period of 2000. These decreases in non-interest expense were primarily attributed to reduced expenses as a result of the sale of branches during the third quarter of 2000.


INCOME  TAXES
Income tax expense for the first six months of 2001 was $805,000 compared to $268,000 for the first six months of 2000. The effective tax rate for the first six months ended June 30, 2001 was 26 percent and for the six months ended June 30, 2000 was 17 percent. Income tax expense for the quarter ended June 30, 2001 was $323,000 compared to $120,000 for the same period in 2000. The effective tax rate for the quarter ended June 30, 2001 was 25 percent and for the quarter ended June 30, 2000 was 15 percent.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS
--------------------------------------------------------------------------------


PROVISION  AND  ALLOWANCE  FOR  POSSIBLE  LOAN  AND  LEASE  LOSSES
The adequacy of the allowance for loan and lease losses is determined through management's informed judgment concerning the amount of risk inherent in FLAG's loan and lease portfolios. This judgment is based on such factors as the change in levels of non-performing and past due loans and leases, historical loan loss experience, borrowers' financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. The allowance for loan and lease losses at June 30, 2001 and at December 31, 2000 was $6.6 million. The ratio of the allowance for loan losses to net outstanding loans at June 30, 2001 and December 31, 2000 was 1.78 percent and 1.68 percent, respectively.

The provision for loan losses for the first six months and quarter ended June 30, 2001 decreased $822,000 and $481,000, respectively compared to the same period in 2000. This decrease was a result of additional provisions that were made in 2000 for certain loans retained as a result of the Homerville, Georgia branch sale.

Management believes that the allowance for loan losses is both adequate and appropriate. However, the future level of the allowance for loan losses is highly dependent upon loan growth, loan loss experience, and other factors, which cannot be anticipated with a high degree of certainty.


NON-PERFORMING  ASSETS  AND  PAST  DUE  LOANS
Non-performing assets, comprised of real estate owned, non-accrual loans and loans for which payments are more than 90 days past due, totaled $9.4 million at June 30, 2001 compared to $12.8 million at December 31, 2000. Non-performing assets as a percentage of net loans and other real estate owned at June 30, 2001 and December 31, 2000 were 2.54 percent and 3.28 percent, respectively.

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

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS
--------------------------------------------------------------------------------

At June 30, 2001, FLAG and its bank were in compliance with various regulatory capital requirements administered by Federal and State banking agencies. The following is a table representing FLAG's consolidated Tier-1 Capital, Tangible Capital, and Risk-Based Capital:


                            JUNE  30,  2001

--------------------------------------------------------------------
                    ACTUAL            REQUIRED        EXCESS
                    AMOUNT    %        AMOUNT     %   AMOUNT     %
--------------------------------------------------------------------
Tier 1 Capital      $48,185   8.86%  $ 21,760  4.00%  $26,425  4.86%
Tangible Capital    $48,185   8.86%  $  8,160  1.50%  $40,025  7.36%
Risk-Based Capital  $53,782  12.37%  $ 34,774  8.00%  $19,008  4.37%

PART  2.  OTHER  INFORMATION
FLAG  FINANCIAL  CORPORATION  AND  SUBSIDIARIES
--------------------------------------------------------------------------------
PART  II.  Other  Information

Item  1.  Legal  Proceedings

     FLAG and the Bank are periodically involved as plaintiff or defendant in various legal actions in the ordinary course of its business.

     As previously reported, FLAG Bank purchased certain warehouse loans of Gulf Properties Financial Services, Inc., a residential mortgage broker. The loans that Gulf Properties sold to FLAG Bank were fraudulent. Gulf Properties filed Chapter 11 bankruptcy on December 30, 1998. FLAG Bank is serving on the creditors' committee and is assisting in the liquidation of assets, which will be distributed on a pro rata basis among the creditors. As of June 30, 2001 FLAG Bank has collected approximately $1,538,000 as part of the bankruptcy proceedings. Additionally, FLAG Bank has received $1.6 million from a claim under its fidelity bond regarding this matter. The perpetrators of the fraud have pled guilty to criminal charges and have been sentenced to prison. FLAG Bank obtained a restitution order as part of the criminal sentence. FLAG Bank's exposure as a result of the fraud was approximately $3 million. Several other banks also purchased fraudulent loans from Gulf Properties and the total amount of exposure of all banks is approximately $32 million.

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


Item  6.       Exhibits  and  Report  on  Form  8-K

     Reports  on  Form  8-K  filed  during  the  Second  Quarter  of  2001:

     None.

     Reports  on  Form  8-K  filed  from  Second  Quarter  End 2001 to Present:

     None.

FLAG  FINANCIAL  CORPORATION  AND  SUBSIDIARIES
--------------------------------------------------------------------------------




                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FLAG  Financial  Corporation

                              By:  /s/  J.  Daniel  Speight,  Jr.
                                   ------------------------------

                               J.  Daniel  Speight,  Jr.
                              (Chief  Executive  Officer)

                              By:  /s/  Thomas  L.  Redding
                                   ------------------------

                              Thomas  L.  Redding
                              (Chief  Financial  Officer)


                              Date:    8/10/01
                                    -------------