Form 10-Q
period 2001-09-30
FLAG FINANCIAL CORP
filed 2001-11-13
CIK 897509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

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

                                 YES  XX   NO


             Common stock, par value $1 per share: 7,547,672 shares
                       Outstanding as of November 5, 2001

FLAG  FINANCIAL  CORPORATION  AND  SUBSIDIARY

================================================================================


                                TABLE OF CONTENTS

                                                                            Page
PART I Financial Information

  Item 1. Financial Statements

          Consolidated Balance Sheets at September 30, 2001 and
           December 31, 2000 . . . . . . . . . . . . . . . . . . . . . . . . 3

          Consolidated Statements of Earnings for the Nine Months and
           Quarters Ended September 30, 2001 and 2000. . . . . . . . . . . . 4

          Consolidated Statements of Comprehensive Income for the
           Nine Months and Quarters Ended September 30, 2001 and 2000. . . . 5

          Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 2001 and 2000 . . . . . . . . . . . . . . . . 6

          Notes to Consolidated Financial Statements . . . . . . . . . . . . 7

  Item 2. Management's Discussion and Analysis of Financial Condition
           And Results of Operations . . . . . . . . . . . . . . . . . . . . 8


PART II  Other Information

  Item 1. Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 13

  Item 2. Changes  in  Securities. . . . . . . . . . . . . . . . . . . . . . 14

  Item 3. Defaults  Upon  Senior  Securities . . . . . . . . . . . . . . . . 14

  Item 4. Submission of Matters to a Vote of Security Holders. . . . . . . . 14

  Item 5. Other  Information . . . . . . . . . . . . . . . . . . . . . . . . 14

  Item 6. Exhibits  and  Reports  on  Form  8-K. . . . . . . . . . . . . . . 14

PART  I.  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS
FLAG  FINANCIAL  CORPORATION  AND  SUBSIDIARY
CONSOLIDATED  BALANCE  SHEETS

==================================================================================================

                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                        2001             2000
                                                                   -------------------------------
ASSETS                                                                      (UNAUDITED)
------

Cash and due from banks . . . . . . . . . . . . . . . . . . . . .  $   16,418,896   $  19,143,110
Federal funds sold. . . . . . . . . . . . . . . . . . . . . . . .       6,038,000       2,730,000
                                                                   -------------------------------
    Total cash and cash equivalents . . . . . . . . . . . . . . .      22,456,896      21,873,110
                                                                   -------------------------------
Interest-bearing deposits                 . . . . . . . . . . . .          59,756       3,451,440
Investment securities available-for-sale. . . . . . . . . . . . .     126,552,151     100,721,942
Other investments . . . . . . . . . . . . . . . . . . . . . . . .       5,835,093       5,360,609
Mortgage loans held for sale. . . . . . . . . . . . . . . . . . .       4,414,300       4,120,659
Loans, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .     368,044,332     384,661,335
Premises and equipment, net . . . . . . . . . . . . . . . . . . .      13,910,499      14,933,761
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .      25,471,439      23,914,244
                                                                   -------------------------------
               Total assets . . . . . . . . . . . . . . . . . . .  $  566,744,466   $ 559,037,100
                                                                   ===============================

LIABILITIES
-----------

Non interest-bearing deposits . . . . . . . . . . . . . . . . . .  $   45,872,245   $  55,110,513
Interest-bearing deposits . . . . . . . . . . . . . . . . . . . .     410,090,998     406,326,454
Federal funds purchased and repurchase agreements . . . . . . . .         865,071         661,482
Other borrowings. . . . . . . . . . . . . . . . . . . . . . . . .       3,250,000       1,500,000
Advances from Federal Home Loan Bank. . . . . . . . . . . . . . .      40,558,518      31,973,304
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .       9,955,633       7,966,736
                                                                   -------------------------------
               Total liabilities. . . . . . . . . . . . . . . . .     510,592,465     503,538,489
                                                                   -------------------------------

STOCKHOLDERS' EQUITY
--------------------

Preferred stock (10,000,000 shares authorized, none
     issued and outstanding). . . . . . . . . . . . . . . . . . .               -               -
Common stock ($1 par value, 20,000,000 shares authorized
     8,277,995 and 8,275,405 shares issued in 2001
     and 2000, respectively). . . . . . . . . . . . . . . . . . .       8,277,995       8,275,405
Additional paid-in capital. . . . . . . . . . . . . . . . . . . .      11,354,511      11,348,106
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .      39,062,697      37,068,696
Accumulated other comprehensive income (loss) . . . . . . . . . .       2,167,244        (265,517)
Less: Treasury stock at cost; 692,607 shares in 2001 and 152,744
     shares in 2000 . . . . . . . . . . . . . . . . . . . . . . .      (4,710,446)       (928,079)
                                                                   -------------------------------
               Total stockholders' equity . . . . . . . . . . . .      56,152,001      55,498,611
                                                                   -------------------------------
               Total liabilities and stockholders' equity . . . .  $  566,744,466   $ 559,037,100
                                                                   ===============================

See  Accompanying  Notes  To  Consolidated  Financial  Statements.

CONSOLIDATED STATEMENTS OF EARNINGS

====================================================================================================================

                                                                                   (UNAUDITED)
                                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                                    2001         2000         2001          2000
                                                                ----------------------------------------------------
INTEREST INCOME
  Interest and fees on loans . . . . . . . . . . . . . . . . .  $ 9,017,780   10,145,625    28,555,680   30,955,212
  Interest on securities . . . . . . . . . . . . . . . . . . .    1,994,886    1,499,817     5,428,029    4,409,543
  Interest on federal funds sold and interest-bearing deposits      105,678      233,686       539,407      423,238
                                                                ----------------------------------------------------
        Total interest income. . . . . . . . . . . . . . . . .   11,118,344   11,879,128    34,523,116   35,787,993
                                                                ----------------------------------------------------
INTEREST EXPENSE
  Interest on deposits . . . . . . . . . . . . . . . . . . . .    4,440,623    4,978,858    14,113,120   14,471,296
  Interest on borrowings . . . . . . . . . . . . . . . . . . .      660,486      709,527     1,657,400    1,882,057
                                                                ----------------------------------------------------
        Total interest expense . . . . . . . . . . . . . . . .    5,101,109    5,688,385    15,770,520   16,353,353
                                                                ----------------------------------------------------
        Net interest income before provision for loan losses .    6,017,235    6,190,743    18,752,596   19,434,640
PROVISION FOR LOAN LOSSES. . . . . . . . . . . . . . . . . . .       84,000    2,182,890       588,000    3,509,030
                                                                ----------------------------------------------------
        Net interest income after
          provision for loan losses. . . . . . . . . . . . . .    5,933,235    4,007,853    18,164,596   15,925,610
                                                                ----------------------------------------------------
OTHER INCOME
  Fees and service charges . . . . . . . . . . . . . . . . . .    1,013,277    1,040,070     2,983,846    3,222,680
  Loss on sale of securities available for sale. . . . . . . .            -     (248,671)            -     (206,674)
  Gain on sale of loans                . . . . . . . . . . . .      321,440      182,463       759,096      671,645
  Gain on sale of branch offices . . . . . . . . . . . . . . .            -    5,079,636             -    5,079,636
  Other income . . . . . . . . . . . . . . . . . . . . . . . .      596,194      583,920     1,698,796    1,672,943
                                                                ----------------------------------------------------
        Total other income . . . . . . . . . . . . . . . . . .    1,930,911    6,637,418     5,441,738   10,440,230
                                                                ----------------------------------------------------
OTHER EXPENSES
  Salaries and employee benefits . . . . . . . . . . . . . . .    3,389,703    3,892,086    10,312,159   11,309,950
  Occupancy                    . . . . . . . . . . . . . . . .      865,111    1,112,242     2,745,433    3,258,011
  Other operating. . . . . . . . . . . . . . . . . . . . . . .    2,005,403    2,639,024     5,898,281    7,191,896
                                                                ----------------------------------------------------
        Total other expenses . . . . . . . . . . . . . . . . .    6,260,217    7,643,352    18,955,873   21,759,857
                                                                ----------------------------------------------------
        Earnings before provision for
           income taxes. . . . . . . . . . . . . . . . . . . .    1,603,929    3,001,919     4,650,461    4,605,983
  Provision for income taxes . . . . . . . . . . . . . . . . .      437,957      924,015     1,243,233    1,192,038
                                                                ----------------------------------------------------
         Net earnings. . . . . . . . . . . . . . . . . . . . .  $ 1,165,972    2,077,904     3,407,228    3,413,945
                                                                ====================================================

  Basic earnings  per share. . . . . . . . . . . . . . . . . .  $      0.15  $      0.25   $      0.43  $      0.42
  Diluted earnings  per share. . . . . . . . . . . . . . . . .  $      0.15  $      0.25   $      0.43  $      0.41

See  Accompanying  Notes  To  Consolidated  Financial  Statements.

CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  INCOME

===========================================================================================================================

                                                                                              (UNAUDITED)
                                                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                                                 2001        2000       2001        2000
                                                                              ---------------------------------------------
Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,165,972   2,077,904  3,407,228  3,413,945
Other comprehensive income, net of tax:
    Unrealized gains (losses) on investment
      securities available-for-sale:
       Unrealized gains (losses) arising during the period,
         net of tax of $1,352,243, $329,948, $1,463,021, and
         $143,433, respectively. . . . . . . . . . . . . . . . . . . . . . .     817,317     538,337  2,387,035   (234,022)
        Reclassification adjustment for losses included in net
        earnings, net of  tax of  $94,495 and $78,536 respectively . . . . .           -     154,176          -    128,138
     Unrealized gain (loss) on cash flow hedges, net of tax of $270,589 and
         $28,026 respectively. . . . . . . . . . . . . . . . . . . . . . . .    (441,487)                45,726

                                                                              ---------------------------------------------
Other comprehensive income (loss). . . . . . . . . . . . . . . . . . . . . .     375,830     692,513  2,432,761   (105,884)

                                                                              ---------------------------------------------
Comprehensive income . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,541,802   2,770,417  5,839,989  3,308,061
                                                                              =============================================

See  Accompanying  Notes  To  Consolidated  Financial  Statements

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

=============================================================================================================

                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                  ---------------------------
                                                                                      2001           2000
                                                                                          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  3,407,228     3,413,945
     Adjustment to reconcile net earnings to net
        cash (used in) provided by operating activities:
             Depreciation, amortization and accretion. . . . . . . . . . . . . .     2,099,121     2,359,947
             Provision for loan losses . . . . . . . . . . . . . . . . . . . . .       588,000     3,509,030
             Gain on sale of branch offices                                                       (5,079,636)
             Loss on sale of investment securities available-for-sale. . . . . .             -       206,674
             Gain on sale of loans . . . . . . . . . . . . . . . . . . . . . . .      (759,096)     (671,645)
             Loss on sale of other real estate . . . . . . . . . . . . . . . . .       (64,658)       16,597
             Change in:
                    Mortgage loans held for sale . . . . . . . . . . . . . . . .       465,455       224,475
                    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,930,467)       13,748
                                                                                  ---------------------------
                       Net cash provided by operating activities . . . . . . . .     3,805,583     3,993,135
                                                                                  ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid in sale of branch offices                                                          (6,675,621)
     Net change in interest-bearing deposits . . . . . . . . . . . . . . . . . .     3,391,684       708,172
     Proceeds from sales and maturities of investment
         securities available-for-sale . . . . . . . . . . . . . . . . . . . . .    23,381,350    12,596,624
     Proceeds from maturities of investment securities held-to-maturity. . . . .             -       108,520
     Purchases of other investments. . . . . . . . . . . . . . . . . . . . . . .      (733,350)      (27,700)
     Purchases of investment securities available-for-sale . . . . . . . . . . .   (45,066,491)  (12,225,306)
     Net change in loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16,029,003    20,295,017
     Proceeds from sale of other real estate . . . . . . . . . . . . . . . . . .       735,029       225,226
     Proceeds from sale of premises and equipment. . . . . . . . . . . . . . . .        34,066             -
     Purchases of premises and equipment . . . . . . . . . . . . . . . . . . . .      (750,775)     (654,824)
     Purchases of cash surrender value life insurance. . . . . . . . . . . . . .      (120,793)     (185,749)
                                                                                  ---------------------------
                       Net cash (used in) provided by  investing activities. . .    (3,100,277)   14,164,359
                                                                                  ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in deposits. . . . . . . . . . . . . . . . . . . . . . . . . . .    (5,473,724)  (26,775,973)
     Change in federal funds purchased and repurchase agreements . . . . . . . .       203,589   (14,738,419)
     Change in other borrowed funds. . . . . . . . . . . . . . . . . . . . . . .     1,750,000     2,689,202
     Proceeds from FHLB advances . . . . . . . . . . . . . . . . . . . . . . . .    10,000,000    27,000,000
     Payments of FHLB advances . . . . . . . . . . . . . . . . . . . . . . . . .    (1,414,786)  (21,932,588)
     Purchase of treasury stock. . . . . . . . . . . . . . . . . . . . . . . . .    (3,782,367)     (379,981)
     Proceeds from exercise of stock options . . . . . . . . . . . . . . . . . .         8,995         8,995
     Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,413,227)   (1,479,223)
                                                                                  ---------------------------
                       Net cash  (used in) financing activities. . . . . . . . .      (121,520)  (35,607,987)
                                                                                  ---------------------------

                        Net change in cash and cash equivalents. . . . . . . . .       583,786   (17,450,493)
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD. . . . . . . . . . . . . .    21,873,110    27,083,628
                                                                                  ---------------------------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . . . . . . . . . .  $ 22,456,896     9,633,135
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


Note  2.  Earnings  Per  Share

Net earnings per common share are based on the weighted average number of common shares outstanding during each period. The calculation of basic and diluted earnings per share is as follows:

                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                              SEPTEMBER 30,           SEPTEMBER30,
                                      -----------------------------------------------
                                             2001       2000        2001      2000
                                      -----------------------------------------------
Basic earnings per share:
Net earnings . . . . . . . . . . . .   $   1,165,972  2,077,904  3,407,228  3,413,945
Weighted average common shares
    Outstanding. . . . . . . . . . .       7,768,959  8,217,223  7,923,701  8,225,041
Per share amount                       $        0.15       0.25       0.43       0.42

Diluted earnings per share:
Net earnings . . . . . . . . . . . .   $   1,165,972  2,077,904  3,407,228  3,413,945
Effect of dilutive securities
    stock options. . . . . . . . . .          48,852     11,738     28,213     17,107
Diluted earnings per share             $        0.15       0.25       0.43       0.41

ITEM  2:  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
          FINANCIAL  CONDITION AND RESULTS OF OPERATIONS
================================================================================

FINANCIAL  CONDITION

OVERVIEW
Total assets were $566.7 million at September 30, 2001, an increase of $7.7 million or 1.3 percent from December 31, 2000. The increase in total assets was primarily due to increases in investment securities available-for-sale as well as an increase in other assets and other investments during the nine months ended September 30, 2001. These increases were partially offset by decreases in net loans outstanding as well as interest-bearing deposits.

ASSETS  AND  FUNDING
At September 30, 2001, earning assets totaled $511.0 million, an increase of $10.0 million from December 31, 2000. Loans comprised 72 percent of earning assets and investment securities available-for-sale were 25 percent of earning assets at September 30, 2001. Net loans decreased $16.6 million or 4 percent for the nine months ended September 30, 2001 primarily due to the sale of $24 million in mortgage loans during 2001.

At September 30, 2001, interest-bearing deposits increased $3.8 million compared to December 31, 2000. Non-interest bearing deposits decreased $9.2 million in the first nine months of 2001 and totaled $46.0 million at September 30, 2001. The decrease in non-interest bearing deposits for the first nine months of 2001 was mainly attributed to a seasonal reduction of approximately $5 million in one commercial demand deposit account. Federal Home Loan Bank advances increased $8.6 million in the first nine months of 2001 and totaled $40.5 million at September 30, 2001. At September 30, 2001 deposits represented 90 percent of FLAG's interest-bearing liabilities and Federal Home Loan Bank advances represented 9 percent.

The increase in Federal Home Loan Bank advances was the result of additional borrowings in the amount of $10 million maturing in 5 years. The advances, in addition to $10 million in brokered certificates of deposits and $5 million of overnight funds were used to fund the acquisition of $20 million in investment securities available-for-sale as well as $5 million in loan participations as part of a specifically matched leverage transaction.

LIQUIDITY  AND  CAPITAL  RESOURCES
Net cash provided by operating activities totaled $3.8 million for the nine months ended September 30, 2001. Net cash used in investing activities totaling $3.1 million consisted largely of purchases of investment securities available-for-sale of $45.0 million partially offset by $23.3 million in proceeds from sales and maturities of investment securities available-for-sale and a net decrease in loans of $16.0 million. Net cash provided by financing activities consisted largely of a $10.0 million increase in Federal Home Loan Bank, partially offset by a $5.5 million decrease in deposits as well as purchases of treasury stock of $3.8 million.

Total stockholders' equity at September 30, 2001, was 9.91 percent of total assets compared to 9.93 percent at December 31, 2000.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS
================================================================================

RESULTS  OF  OPERATIONS
Nine  months  and  quarters  ended  September  30,  2001  and  2000.

OVERVIEW
Net earnings for the nine months ended September 30, 2001 remained stable compared to the first nine months of 2000. Net earnings per common share increased 2 percent for the first nine months of 2001 and are $0.43 compared to $0.42 for the first nine months of 2000. Net interest income decreased 4 percent for the nine months ended September 30, 2001 over the same period of 2000 to $18.8 million.

Net earnings for the quarter ended September 30, 2001 decreased $912,000 or 44 percent compared to the quarter ended September 30, 2000. Net earnings per common share decreased 40 percent for the quarter ended September 30, 2001 and are $0.15 compared to $0.25 in the quarter ended September 30, 2000. The decrease in net income for the quarter ended September 30, 2001 was due largely to gains on sale of assets during the quarter ended September 30, 2000.

During the quarter ended September 30, 2000, FLAG sold loans in the amount of $58 million, deposits in the amount of $74 million as well as property of its bank branches in Cobbtown, Metter, Statesboro, Blackshear, Homerville and Waycross, Georgia, and recognized a gain of on the sale of approximately $5 million.

NET  INTEREST  INCOME
Net interest income for the nine months ended September 30, 2001 decreased $682,000 compared to the first nine months of 2000. This decrease resulted from a $1,265,000 or 4.0 percent decrease in interest income offset by a $583,000 or
4.0 percent decrease in interest expense. Net interest income for the quarter ended September 30, 2001 decreased $174,000 compared to the quarter ended
September 30, 2000. This decrease resulted from a $761,000 or 6.4 percent decrease in interest income offset by a $587,000, or 10.0 percent decrease in interest expense. Decreases in net interest income are a result of lower interest rates, resulting in lower interest rate spreads.

NON-INTEREST  INCOME  AND  EXPENSE
Non-interest income for the first nine months ended September 30, 2001 decreased $4,998,000 or 48 percent compared to the first nine months of 2000. Non-interest income for the quarter ended September 30, 2001 decreased $4,706,000 or 71 percent compared to the quarter ended September 30, 2000.

The decrease in non-interest income for the nine months and quarter ended September 30, 2001 was due largely to a decrease of $5,080,000 in gain on sale of assets representing gains on sales of branches during September 30, 2000.

Gain on sale of loans increased $87,000 or 13% for the nine months ended September 30, 2001 compared to the same period in 2000. Gain on sale of loans increased $139,000 or 76% for the quarter ended September 30, 2001 compared to the same period in 2000. The increases in gain on sale of loans were attributed to increased service release fees on loan sales, due to increased mortgage loan activity.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS
================================================================================

Non-interest expense decreased $2,804,000 or 13 percent for the first nine months of 2001 compared to the same period of 2000. Non-interest expense decreased $1,383,000 or 18 percent for the quarter ended September 30, 2001 compared to the same period of 2000. Salaries and employee benefits decreased $998,000 or 9 percent during the first nine months of 2001 compared to 2000 and decreased $502,000 or 13 percent during the quarter ended September 30, 2001 compared to the same period of 2000. These decreases in non-interest expense were primarily attributed to reduced expenses as a result of the sale of branches during the third quarter of 2000.


INCOME  TAXES
Income tax expense for the first nine months of 2001 was $1,243,000 compared to $1,192,000 for the first nine months of 2000. The effective tax rate for the nine months ended September 30, 2001 was 27 percent and for the nine months ended September 30, 2000 was 26 percent. Income tax expense for the quarter ended September 30, 2001 was $438,000 compared to $924,000 for the same period in 2000. The effective tax rate for the quarter ended September 30, 2001 was 27 percent and for the quarter ended September 30, 2000 was 31 percent.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS
================================================================================

PROVISION  AND  ALLOWANCE  FOR  POSSIBLE  LOAN  AND  LEASE  LOSSES
The adequacy of the allowance for loan and lease losses is determined through management's informed judgment concerning the amount of risk inherent in FLAG's loan and lease portfolios. This judgment is based on such factors as the change in levels of non-performing and past due loans and leases, historical loan loss experience, borrowers' financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. The allowance for loan and lease losses was $6.5 million at September 30, 2001 and at December 31, 2000 was $6.6 million. The ratio of the allowance for loan losses to net outstanding loans at September 30, 2001 and December 31, 2000 was 1.74 percent and 1.68 percent, respectively.

The provision for loan losses for the first nine months and quarter ended September 30, 2001 decreased $2,921,000 and $2,099,000, respectively compared to the same period in 2000. This decrease was a result of additional provisions that were made in 2000 for certain loans retained as a result of the Homerville, Georgia branch sale.

Management performs an on-going loan review process. Based on the results of these reviews, we evaluate the adequacy of the allowance for possible loan losses. This evaluation considers historical loan losses by risk grade under each major category of loans, i.e., commercial, real estate and consumer. It also considers current portfolio risk, industry concentrations and the uncertainty associated with changing economic conditions. All new loans are risk rated under loan policy guidelines. On a monthly basis, we evaluate the composite risk ratings in a model that assesses the adequacy of the current allowance for loan losses. This evaluation is presented to the board of directors each month. Management performs loan reviews for compliance with underwriting policy on new loans and presents the results in the monthly asset review committee meeting. Past due loans are reviewed weekly. Risk ratings may be changed if it appears that new loans may not have received the proper initial grading or, if on existing loans, credit conditions have improved or worsened.

Management believes that the allowance for loan losses is both adequate and appropriate. However, the future level of the allowance for loan losses is highly dependent upon loan growth, loan loss experience, and other factors, which cannot be anticipated with a high degree of certainty.


NON-PERFORMING  ASSETS  AND  PAST  DUE  LOANS
Non-performing assets, comprised of real estate owned, non-accrual loans and loans for which payments are more than 90 days past due, totaled $9.6 million at September 30, 2001 compared to $12.8 million at December 31, 2000. Non-performing assets as a percentage of net loans and other real estate owned at September 30, 2001 and December 31, 2000 were 2.61 percent and 3.28 percent, respectively.

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

At September 30, 2001, FLAG and its bank were in compliance with various regulatory capital requirements administered by Federal and State banking agencies. The following is a table representing FLAG's consolidated Tier-1 Capital, Tangible Capital, and Risk-Based Capital:

                        SEPTEMBER  30,  2001

-------------------------------------------------------------------
                    ACTUAL           REQUIRED        EXCESS
                    AMOUNT     %     AMOUNT     %    AMOUNT     %
-------------------------------------------------------------------

Tier 1 Capital      $47,175   8.52%  $21,351  4.00%  $25,824  4.52%

Tangible Capital    $47,175   8.52%  $ 8,307  1.50%  $38,868  7.02%

Risk-Based Capital  $52,812  11.90%  $35,506  8.00%  $17,306  3.90%

PART  2.  OTHER  INFORMATION
FLAG  FINANCIAL  CORPORATION  AND  SUBSIDIARIES

================================================================================

PART  II.  Other  Information

Item  1.  Legal  Proceedings

     FLAG and the Bank are periodically involved as plaintiff or defendant in various legal actions in the ordinary course of its business.

     As previously reported, FLAG Bank purchased certain warehouse loans of Gulf Properties Financial Services, Inc., a residential mortgage broker. The loans that Gulf Properties sold to FLAG Bank were fraudulent. Gulf Properties filed Chapter 11 bankruptcy on December 30, 1998. FLAG Bank is serving on the creditors' committee and is assisting in the liquidation of assets, which will be distributed on a pro rata basis among the creditors. The perpetrators of the fraud have pled guilty to criminal charges and have been sentenced to prison. FLAG Bank obtained a restitution order as part of the criminal sentence. FLAG Bank's exposure as a result of the fraud was approximately $3 million. Several other banks also purchased fraudulent loans from Gulf Properties and the total amount of exposure of all banks is approximately $32 million. FLAG Bank has recovered all of the amounts lost as a result of the fraud including attorney's fees spent in the recovery effort.

     On June 28, 2000, David and Trenne Baker filed a suit against America's Homeplace, Southern Homestead Mortgage and FLAG Bank in Superior Court of Bartow County, Georgia. The Complaint alleges that the defendants are liable to the plaintiffs for unspecified damages for fraud, suppression and concealment, breach of contract, intentional infliction of emotional distress, negligent infliction of emotional distress, conspiracy and violations of Georgia RICO arising out of the construction and purchase of a house from a co-defendant by the plaintiff. FLAG Bank provided the construction financing on the home. Co-defendant America's Homeplace filed a motion to compel arbitration in accordance with the plaintiff's contract. The motion was granted and the plaintiffs are now pursuing their claim against AHP only in an arbitration proceeding. FLAG Bank intends to vigorously defend the claims, if the plaintiffs continue to pursue a claim against FLAG at the conclusion of the arbitration.

     In September 2000, Bank of Milan filed suit against one of its Borrowers, Walter T. Branyan, to collect upon an outstanding loan in the amount of $1,349,066.66. The Bank of Milan also filed suit against the borrower's father, Walter C. Branyan, and a business associate, R. Tommy Gilder as Guarantors of the obligation. Walter C. Branyan has settled his obligation with the Bank of Milan and the court has entered a default judgment against Walter T. Branyan.
R.  Tommy  Gilder  recently  settled  favorably  with  the  Bank  of  Milan.

OTHER  INFORMATION

================================================================================



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



Item  6.     Exhibits  and  Report  on  Form  8-K

     Reports  on  Form  8-K  filed  during  the  Third  Quarter  of  2001:

     None.

     Reports  on  Form  8-K  filed  from  Third  Quarter  End  2001  to Present:

     None.

FLAG  FINANCIAL  CORPORATION  AND  SUBSIDIARIES

================================================================================






                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FLAG  Financial  Corporation

                                   By:  /s/  J.  Daniel  Speight, Jr.
                                        -----------------------------

                                   J.  Daniel  Speight,  Jr.
                                   (Chief  Executive  Officer)

                                   By:  /s/  Thomas  L.  Redding
                                        -----------------------------

                                   Thomas  L.  Redding
                                   (Chief  Financial  Officer)


                                   Date:   11/9/01
                                        -----------------------------