Form 10-K
period 2001-12-31
FLAG FINANCIAL CORP
filed 2002-04-01
CIK 897509

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


            |X|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

            |_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                           Commission File No. 0-24532
                           FLAG FINANCIAL CORPORATION
                           --------------------------
             (Exact name of Registrant as specified in its charter)

                   Georgia                           58-2094179
     --------------------------------             ----------------
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

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $1.00 par value
                         -----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant on March 22, 2002 was approximately $66,621,852. There were 8,172,545 shares of Common Stock outstanding as of March 22, 2002.


DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2002, are incorporated by reference in Part III hereof.

                           FLAG FINANCIAL CORPORATION
                           Annual Report on Form 10-K
                   For the Fiscal Year Ended December 31, 2001

                                Table of Contents

Item                                                                     Page
Number                                                                   Number
------                                                                   ------

PART I.......................................................................1
   ITEM 1.  BUSINESS.........................................................1
   ITEM 2.  PROPERTIES......................................................11
   ITEM 3.  LEGAL PROCEEDINGS...............................................11
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............12

PART II.....................................................................12
   ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
            SHAREHOLDER MATTERS.............................................12
   ITEM 6.  SELECTED FINANCIAL DATA.........................................13
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.......................................14
   ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...26
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................26
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.............................55

PART III....................................................................55
   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............55
   ITEM 11. EXECUTIVE COMPENSATION..........................................55
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT......................................................55
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................55

PART IV.....................................................................56
   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K.....................................................56
            SIGNATURES......................................................60
            EXHIBIT Index...................................................62

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

                                     PART I
                                     ------

ITEM 1.       BUSINESS

The Company

         FLAG Financial Corporation ("FLAG" or the "Company") is a bank holding company headquartered in LaGrange, Georgia and is registered under the Bank Holding Company Act of 1956, as amended. The Company is the sole shareholder of FLAG Bank (the "Bank") and was incorporated under the laws of the State of Georgia on February 9, 1993.

         As a bank holding company, the Company facilitates the Bank's abilities to serve its customers' requirements for financial services. The holding company structure provides greater financial and operating flexibility than is available to the Bank. For example, the Company may assist the Bank in maintaining its required capital ratios by borrowing money and contributing the proceeds of the debt to the Bank as primary capital. Additionally, the Articles of Incorporation and Bylaws of the Company contain terms that provide a degree of anti-takeover protection to the Company that is currently unavailable to the Bank and its shareholders under regulations of the Federal Deposit Insurance Corporation (the "FDIC"), but is permissible for the Company under Georgia law.

         FLAG is also a service provider of mortgage, appraisal, investment and insurance services though FLAG Mortgage, FLAG Appraisal Services, FLAG Investment Services and FLAG Insurance Services. All of these services are provided by a division of FLAG Bank.

         In November 1999, FLAG established a corporate operations center called the Eagle's Landing Center, located in Stockbridge, Georgia. The Eagle's Landing Center supports the Bank's data/item processing operations and serves as executive management offices, a training facility and a corporate communications center.

The Bank

         FLAG Bank is a state bank organized under the laws of the State of Georgia with banking offices in the following cities and counties: Unadilla (Dooly County), Vienna (Dooly County), Byromville (Dooly County), Montezuma (Macon County), Oglethorpe (Macon County), Buena Vista (Marion County), Cusseta (Chattahoochee County), Cordele (Crisp County), LaGrange (Troup County), Hogansville (Troup County), Thomaston (Upson County), Stockbridge (Henry County), McDonough (Henry County) and Suwanee (Forsyth County), Georgia. Effective December 31, 2001, the Company sold selected loans, deposits and property of its bank branches in Milan and McRae, Georgia. FLAG Bank was originally chartered in 1931 as the Citizens Bank and became a wholly-owned subsidiary of the Company through a series of acquisitions commencing in 1998.

         FLAG Mortgage operates as a division of FLAG Bank and operates mortgage loan production offices in LaGrange (Troup County), Columbus (Muscogee County) and Macon (Bibb County), Georgia, and Phenix City (Russell County), Alabama.

         Business of the Bank. The Bank's business consists primarily of attracting deposits from the general public and, with these and other funds, making residential mortgage loans, consumer loans, commercial loans, commercial real estate loans, residential construction loans and securities investments. In addition to deposits, sources of funds for the Banks' loans and other investments include amortization and prepayment of loans, loan origination and commitment fees, sales of loans or participations in loans, fees received for servicing loans sold to others and advances from the Federal Home Loan Bank of Atlanta ("FHLBA"). The Bank's principal sources of income are interest and fees collected on loans, including fees received for originating and selling loans and for servicing loans sold to others, and, to a lesser extent, interest and dividends collected on other investments and service charges on deposit accounts. The Bank's principal expenses are interest paid on deposits, interest paid on FHLBA advances, employee compensation, federal deposit insurance premiums, office expenses and other overhead expenses.

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

         The Company's primary asset is its stock in the Bank. Accordingly, its financial performance is determined primarily by the results of operations of the Bank. For information regarding the consolidated financial condition and results of operations of the Company as of December 31, 2001 and 2000 and for the three years in the period ended December 31, 2001, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company, and the related notes presented in Part II hereof. All average balances presented in this report were derived based on daily averages.

Employees

         As of December 31, 2001, the Company (including the Bank) had 271 full-time and 33 part-time employees. The employees are not represented by any collective bargaining unit, and the Company considers its relationship with its employees to be good.

Competition

         The banking business in Georgia is highly competitive. The Bank competes not only with other banks and thrifts that are located in the same counties as the Bank and in surrounding counties, but also with other financial service organizations including credit unions, finance companies, and certain governmental agencies. To the extent that the Bank must maintain non-interest earning reserves against deposits, it may be at a competitive disadvantage when compared with other financial service organizations that are not required to maintain reserves against substantially equivalent sources of funds. Also, other financial institutions with which the Bank competes may have substantially greater resources and lending capabilities due to the size of the organization. Supervision and Regulation

         Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

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

         Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

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

         Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

         o        the bank holding company has registered securities under
                  Section 12 of the Securities Act of 1934; or

         o no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

         Permitted Activities. Generally, bank holding companies are prohibited under the Bank Holding Company Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than:

         o        banking or managing or controlling banks; and

         o an activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

         Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

         o        factoring accounts receivable;

         o making, acquiring, brokering or servicing loans and usual related activities;

         o        leasing personal or real property;

         o operating a non-bank depository institution, such as a savings association;

         o        trust company functions;

         o        financial and investment advisory activities;

         o        conducting discount securities brokerage activities;

         o underwriting and dealing in government obligations and money market instruments;

         o providing specified management consulting and counseling activities;

         o performing selected data processing services and support services;

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

         A bank holding company that qualifies and elects to become a financial holding company is permitted to engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

         o        lending, trust and other banking activities;

         o insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

         o        providing financial, investment, or advisory services;

         o issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

         o        underwriting, dealing in or making a market in securities;

         o other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

         o foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

         o        merchant banking through securities or insurance affiliates;
                  and

         o        insurance company portfolio investments.

         To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. Although we are eligible to elect to become a financial holding company, we currently have no plans to make such an election.

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

         Branching. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

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

         Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2001, we qualified for the well-capitalized category.

         Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

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

         FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.82 cents per $100 of deposits for the first quarter of 2002.

         The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

         Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank and the Company. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

         Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

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

         o Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

         o The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

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

         The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock and trust preferred securities, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2001 our ratio of total capital to risk-weighted assets was 11.5% and our ratio of Tier 1 Capital to risk-weighted assets was 10.3%.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2001, our leverage ratio was 8.1%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

         The Bank and the Company are also both subject to leverage capital guidelines issued by the Georgia Department of Banking and Finance, which provide for minimum ratios of Tier 1 capital to total assets. These guidelines are substantially similar to those adopted by the Federal Reserve in the case of the Company and those adopted by the FDIC in the case of the Bank.

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

         If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "--Prompt Corrective Action" above.

         The Georgia Department of Banking and Finance also regulates the Bank's dividend payments and must approve dividend payments that would exceed 50% of the Bank's net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

         At January 1, 2002, the Bank was able to pay approximately $2,094,000 in dividends to the Company without prior regulatory approval.

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

Anti-Terrorism Legislation

         In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps--

         o to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

         o to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

         o to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

         o to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

         Under the USA PATRIOT Act, financial institutions have 180 days from enactment (or until April 25, 2002) to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

         o the development of internal policies, procedures, and controls;

         o        the designation of a compliance officer;

         o        an ongoing employee training program; and

         o        an independent audit function to test the programs.

Before the 180-day grace period expires, the Secretary of the Treasury will prescribe regulations that consider the extent to which these new requirements are commensurate with the size, location, and activities of financial institutions subject to the Act.

         In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above.

Proposed Legislation and Regulatory Action

         New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions operating in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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


ITEM 2.       PROPERTIES

         The executive offices of the Company are located at 235 Corporate Center Drive, The Eagle's Landing Center, Stockbridge, Georgia. The Company leases this property. The Company and the Bank conduct business from facilities primarily owned by the Bank, all of which are in good condition and are adequate for the Bank's current and foreseeable needs. The Company and FLAG Bank provide services or perform operational functions at 21 locations, of which 13 locations are owned and 8 are leased. See "Item 1 -- Business" for a list of the locations in which the Company and the Bank have offices.


ITEM 3.       LEGAL PROCEEDINGS

         Walter Terry Branyan and Robert Tommy Gilder III. Terry Branyan was a borrower from the Company, borrowing $1,271,324.54 in three separate promissory notes on March 17, 1999. Terry Branyan's obligation was guaranteed by Walter Branyan for $300,000 and Tommy Gilder for $1,000,000. Terry Branyan defaulted on his obligation, and the Company initiated suit to collect against all three. Walter Branyan has settled his portion of the guaranty. Default judgment was entered against Terry Branyan on January 3, 2001. Mr. Gilder answered the complaint and counterclaimed against the Company for breach of fiduciary duty in connection with his guaranty. The company and Mr. Gilder have reached a settlement agreement which is in the process of being documented. In the unlikely event the settlement is not consummated, the Company intends to vigorously pursue its claims and vigorously defend against the claims of Mr. Gilder. At this time it is impossible to determine the likelihood of a favorable outcome or make an estimate as to the range of potential loss resulting from an unfavorable outcome as to Mr. Gilder's claims.

         The Company and the Bank are periodically involved as plaintiff or defendant in various other legal actions in the ordinary course of their business. We do not believe that such litigation presents a material risk to the Company's business, financial condition or results of operations.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted by the Company to a vote of its shareholders during the fourth quarter of 2001.


                                     PART II
                                     -------

ITEM 5.       MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
              MATTERS

         The following table sets forth the high and low sales prices for the FLAG common stock, as reported by the Nasdaq Stock Market, and the cash dividends paid per share of common stock for the periods indicated.

          Quarter                                            High                 Low             Dividend
          -------                                            ----                 ---             --------
          2002
             First through March 22, 2002                  $10.90                 $7.50              $0.06

          2001
             Fourth                                         $8.60                 $7.64              $0.06
             Third                                           7.87                  7.16               0.06
             Second                                          7.00                  6.01               0.06
             First                                           7.38                  6.38               0.06

          2000
             Fourth                                         $6.00                 $5.00              $0.06
             Third                                           5.88                  4.13               0.06
             Second                                          6.50                  4.25               0.06
             First                                           7.25                  5.50               0.06

         Subject to board approval, the Company pays quarterly dividends on the first business day of January, April, July and October. See "Item 1 -- Business -- Supervision and Regulation -- Payment of Dividends" for information regarding regulatory restrictions on the Company's ability to pay dividends.

         During the first quarter of 2001, the Company issued a total of 1,068,000 shares of common stock and 1,068,000 warrants to purchase common stock to directors and members of senior management in a private placement to accredited and fewer than 35 unaccredited investors under Rule 506 of the Securities Act of 1933, as amended. The purchase price of the common stock and the exercise price of the warrants was $9.10 per share for 1,062,000 of the shares and warrants; $9.90 per share for 6,000 of the shares and warrants. The increased prices represent adjustments necessary to match the price of the securities with the market price of the common stock at the time of the sale. The purchase price of the warrants was $1.00 per warrant in each case. The total number of securities authorized for issuance was 1.3 million shares and 1.3 warrants.

ITEM 6.       SELECTED FINANCIAL DATA

         The following selected financial data is derived from and should be read in conjunction with our consolidated financial statements, which are included elsewhere in this report.

   (In thousands except per share data)                 2001        2000          1999           1998          1997
                                                        ----        ----          ----           ----          ----
   FOR THE YEAR
   Net interest income                             $      23,980      24,961          26,490        25,952       23,272
   Provision for loan losses                               2,488       3,597           4,656         3,475        1,702
   Non-interest income                                    10,668      11,962          10,072         9,952        8,578
   Non-interest expense                                   25,701      27,633          30,615        28,882       22,567
   Income taxes                                            1,753       1,409              78           708        2,305
   Extraordinary item                                        696          --              --            --           --
   Net earnings                                    $       4,010       4,284           1,213         2,839        5,276

   PER COMMON SHARE
   Basic earnings per share                        $         .51         .52             .15           .35          .64
   Diluted earnings per share                                .51         .52             .15           .34          .64
   Cash dividends declared                                   .24         .24             .24           .20          .13
   Book value                                      $        7.33        6.83            6.43          6.92         6.51

   AT YEAR END
   Loans, net                                      $     368,967     384,661         419,079       424,660      399,725
   Earning assets                                        512,942     501,046         521,452       568,133      538,008
   Assets                                                570,202     559,037         587,870       635,192      595,468
   Deposits                                              440,582     461,438         483,987       521,671      485,174
   Stockholders' equity                            $      54,023      55,498          53,197        56,869       53,276
   Common shares outstanding                               7,370       8,123           8,273         8,223        8,187

   AVERAGE BALANCES
   Loans                                           $     378,867     405,101         449,689       435,422      374,065
   Earning assets                                        508,752     510,898         556,577       576,245      496,195
   Assets                                                560,816     566,355         617,764       624,487      549,025
   Deposits                                              449,985     455,338         496,998       505,337      456,713
   Stockholders' equity                            $      56,294      53,853          55,365        55,337       50,991
   Weighted average shares outstanding                     7,808       8,210           8,258         8,218        8,182

   KEY PERFORMANCE RATIOS
   Return on average assets                                 .72%        .77%            .20%          .45%         .96%
   Return on average stockholders' equity                  7.12%       7.95%           2.19%         5.13%       10.35%
   Net interest margin, tax equivalent basis               4.83%       4.99%           4.90%         4.56%        4.74%
   Dividend payout ratio                                  46.27%      45.98%         153.50%        49.49%       17.66%
   Average equity to average assets                       10.04%       9.51%           8.96%         8.86%        9.29%

                                       13

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

General

         FLAG Financial Corporation ("FLAG") is a bank holding company that owns 100 percent of the common stock of FLAG Bank (the "Bank"). During 2000, The Citizens Bank and Thomaston Federal Savings Bank were merged into First Flag Bank. Effective December 31, 2000, First Flag Bank merged into Citizens Bank and the name of the surviving institution was changed to FLAG Bank. The Bank is a full-service, retail oriented bank primarily engaged in retail banking, small business, residential and commercial real estate lending, and mortgage banking.

         The following discussion focuses on significant changes in the financial condition and results of operations of FLAG during the three years ended December 31, 2001. This discussion and the financial information contained herein are presented to assist the reader in understanding and evaluating the financial condition, results of operations, and future prospects of FLAG and should be read as a supplement to and in conjunction with the Consolidated Financial Statements and Related Notes.

Capital Issues

         During the fourth quarter of 1999, FLAG implemented a stock repurchase program. FLAG repurchased 755,257 shares of it common stock in 2001, 145,244 shares of its common stock in 2000 and 7,500 shares of its common stock in 1999.

Merger, Expansion and Disposition Activity

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

         Effective September 30, 2000, FLAG sold the loans, deposits and property of its bank branches in Cobbtown, Metter and Statesboro, Georgia.

         Effective September 30, 2000, FLAG sold the loans, deposits and property of its bank branches in Blackshear, Homerville and Waycross, Georgia.

         On December 29, 2000, FLAG acquired certain loans, deposits and property of bank branches in Montezuma, Oglethorpe, Cusseta and Buena Vista, Georgia.

         Effective December 31, 2001, FLAG sold selected loans, deposits and property of its bank branches in Milan and McRae, Georgia.

Net Income

         The following table shows the major components of FLAG's net earnings for the three years ended December 31, 2001:



                                                                               2001        2000       1999
                                                                            ---------      -----      -----
                                                                                  (In Thousands)
              Net interest income                                           $  23,980     24,961     26,490
              Provision for loan losses                                         2,488      3,597      4,656
              Other income:
                  Fees and service charges                                      4,520      4,490      4,633
                  Gains (losses) relating to investment securities                  -       (263)     1,689
                  Gain on sales of loans                                        1,108        895      2,086
                  Gain on sale of branch offices                                3,285      5,080          -
                  Other                                                         1,755      1,760      1,664
                                                                            ---------      -----      -----
                         Total other income                                    10,668     11,962     10,072
                                                                            ---------      -----      -----
              Other expenses                                                   25,701     27,633     30,615
              Provision for income taxes                                        1,753      1,409         78
                                                                            ---------      -----      -----
              Earnings before extraordinary item                                4,706      4,284      1,213
              Extraordinary item, net of income taxes                             696          -          -
                                                                            ---------      -----      -----
              Net earnings                                                  $   4,010      4,284      1,213
                                                                            =========      =====      =====


         Net earnings decreased $274,000 during 2001 compared to 2000. The primary reasons for the decrease in net earnings were a decrease in net interest income, a decrease in the gain on the sale of branches and an increase in the extraordinary item (loss on redemption of debt), partially offset by a decrease in the provision for loan losses and a decrease in other operating expenses. Net earnings increased $3,071,000 during 2000 compared to 1999 due to an increase in the gain on the sale of branches, a decrease in the provision for loan losses and a decrease in other operating expenses, partially offset by a decrease in net interest income and a decrease in gains relating to investment securities and a decrease in the gain of the sale of loans.

         During 2001, FLAG repaid $26,000,000 in advances from the Federal Home Loan Bank ("FHLB") prior to their original maturity date and incurred a prepayment penalty of approximately $1,123,000. These advances were repaid due to a falling interest rate environment in which FLAG could obtain new borrowings at significantly lower rates. It is anticipated that FLAG's future interest expense, including the prepayment penalty, will be reduced over the life of the new borrowings. This redemption of debt has been recorded as an extraordinary item, net of income taxes of approximately $427,000, in the 2001 statement of earnings.

Net Interest Income

         Net interest income (the difference between the interest earned on assets and the interest paid on deposits and other interest-bearing liabilities) is the single largest component of FLAG's operating income. The management of net interest income is of most importance in the banking industry. FLAG manages this income source while it controls credit, liquidity, and interest rate risks. Net interest income decreased 3.93% in 2001, from $25.0 million in 2000 to $24.0 million in 2001. Net interest income decreased 5.77% in 2000 compared to 1999. Net interest income decreased in 2001 due to a decrease in net earning assets as well as a decrease in the interest rates earned on those net earning assets.

         Total interest income decreased 4.00% in 2001 and decreased 5.62% in 2000. Interest expense decreased approximately 4.09% in 2001 and decreased 5.44% in 2000. The interest expense variances from year to year have been primarily influenced by the average balances of interest bearing liabilities (see Tables 1 & 2).

Table 1 - Consolidated Average Balances, Interest, and Rates - Taxable Equivalent Basis (dollars in thousands)

                                                                        Years Ended December 31,
                                      --------------------------------------------------------------------------------------------
                                                  2001                            2000                           1999
                                       ----------------------------  ----------------------------    -----------------------------
                                      Interest  Weighted             Interest   Weighted             Interest    Weighted
                                       Average   Income/    Average    Average   Income/  Average     Average    Income/   Average
                                       Balance   Expense     Rate      Balance   Expense   Rate       Balance    Expense     Rate
                                       -------   -------     ----      -------   -------   ----       -------    -------     ----
ASSETS
Interest-earning assets:
  Loans..............                 $ 378,867    36,798      9.71%  $ 405,101   40,014    9.88%     $ 449,689     43,131    9.59%
  Taxable investment
   securities........                   107,777     6,825      6.33%     84,833    5,471    6.45%        83,485      5,170    6.19%
  Tax-free investment
   securities........                    10,155       887      8.74%     11,180      861    7.70%        11,324        990    8.74%
  Interest-bearing deposits
    in other banks...                     2,962       159      5.37%      2,718      163    6.00%           576        361    5.49%
  Federal funds sold.                     8,991       435      4.84%      7,066      409    5.79%         5,503        277    5.03%
                                      ---------    ------      ----   ---------   ------    ----      ---------     ------    ----
Total interest-
     earning assets..                   508,752    45,104      8.87%    510,898   46,918    9.18%       556,577     49,929    8.97%
Other assets.........                    52,064                          55,457                          61,187
                                      ---------                        --------                         -------
    Total assets.....                 $ 560,816                         566,355                         617,764
                                       ========                        ========                         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand
     deposits........                 $  69,046     1,101      1.59%     55,803      973    1.74%        59,000        996    1.69%
  Savings deposits ..                    65,612     1,764      2.69%     61,843    1,790    2.89%        70,332      2,069    2.94%
  Other time deposits                   267,703    15,381      5.75%    284,307   16,237    5.71%       309,484     16,527    5.34%
  Federal funds purchased                 3,210       158      4.92%      7,990      506    6.33%         4,697        240    5.11%
  FHLB advances and
     other borrowings                    37,768     2,151      5.70%     30,349    1,925    6.34%        52,122      2,831    5.43%
                                      ---------    ------      ----   ---------   ------    ----      ---------     ------    ----
     Total interest-
      bearing liabilities               443,339    20,555      4.64%    440,292   21,431    4.87%       495,635     22,663    4.57%
Non-interest bearing
     demand deposits.                    47,624                          53,385                          58,182
Other liabilities....                    13,559                          18,825                           8,582
Stockholders' equity.                    56,294                          53,853                          55,365
                                      ---------                          ------                        --------
     Total liabilities and
      stockholders' equity            $ 560,816                         566,355                          617,764
                                      =========                         =======                          =======
Tax-equivalent adjustment                             569                            526                               776
                                                   ------                         ------                            ------
Net interest income..                              23,980                         24,961                            26,490
                                                   ======                         ======                            ======

Interest rate spread.                                          4.23%                        4.31%                             4.40%
Net interest margin..                                          4.83%                        4.99%                             4.90%
Interest-earning assets/
 interest-bearing liabilities                                   115%                         116%                              112%

Consolidated Average Balances, Interest, and Rates

         Net interest income is determined by the amount of interest-earning assets compared to interest-bearing liabilities and their related yields and costs. The difference between the weighted average interest rates earned on interest-earning assets (i.e., loans and investment securities) and the weighted average interest rates paid on interest-bearing liabilities (i.e., deposits and borrowings) is called the net interest spread. Another measure of the difference in interest income earned versus interest expense paid is net interest margin. Net interest margin is calculated by dividing net interest income (on a tax-equivalent basis) by average earning assets.

         Table 1 presents for the three years ended December 31, 2001, average balances of interest-earning assets and interest-bearing liabilities and the weighted average interest rates earned and paid on those balances. In addition, interest rate spreads, net interest margins and the ratio of interest-earning assets versus interest-bearing liabilities for those years are presented. Average interest-earning assets were $508.8 million in 2001 versus $510.9 million in 2000, and $556.6 million in 1999. Average interest-bearing liabilities were $443.3 million in 2001 versus $440.3 million in 2000 and $495.6 million in 1999. The interest rate spread was 4.23% in 2001 versus 4.31% in 2000 and 4.40% in 1999, while the net interest margin was 4.83% in 2001, 4.99% in 2000 and 4.90% in 1999.

         Table 2 shows the change in net interest income from 2001 to 2000 and from 2000 to 1999 due to changes in volumes and rates.


Table 2 - Rate/Volume Variance Analysis - Taxable Equivalent Basis
(dollars in thousands)

                                                                       Years Ended December 31,
                                               --------------------------------------------------------------------------
                                                      2001 Compared to 2000                2000 Compared to 1999
                                               ----------------------------------     -----------------------------------
                                                               Rate/       Net                      Rate/        Net
                                                Volume         Yield     Change        Volume       Yield       Change
Interest income:
  Loans .....................................   $(2,564)       (651)      (3,215)      (4,375)       1,258       (3,117)
  Taxable investment securities..............     1,453         (99)       1,354           87          214          301
  Tax-free investment securities.............       (89)        115           26          (11)        (118)        (129)
  Interest-bearing deposits in
    other banks .............................        13         (17)          (4)        (231)          33         (198)
  Federal funds sold ........................        93         (67)          26           90           42          132
                                                -------        ----       ------       ------        -----       ------
     Total interest income ..................    (1,094)       (719)      (1,813)      (4,440)       1,429       (3,011)
Interest expense:
  Interest bearing demand deposits...........       231        (103)         128          (54)          31          (23)
  Savings deposits ..........................       109        (135)         (26)        (250)         (29)        (279)
  Other time deposits .......................      (948)         92         (856)      (1,344)       1,054         (290)
  Federal funds purchased ...................      (303)        (45)        (348)         168           98          266
  FHLB advances and other borrowings ........       471        (245)         226       (1,183)         277         (906)
                                                -------        ----       ------       ------        -----       ------
      Total interest expense.................      (440)       (436)        (876)      (2,663)       1,431       (1,232)
                                                -------        ----       ------       ------        -----       ------
Net interest income..........................    $ (654)       (283)        (937)      (1,777)         (2)       (1,779)
                                                 ======        ====         ====       ======          ==        ======


Non-interest Income

         Other income decreased to $10.7 million in 2001 from $12.0 million in 2000 and increased from $10.1 million in 1999. The decreases in other income in 2001 resulted from a decrease in gain on the sale of branches, offset by increases in gains on the sale of investment securities and loans. The increases in other income in 2000 resulted from the increase in gain on the sales of branches, offset by decreases in the gains on the sale of investment securities and loans.

         Effective December 31, 2001, FLAG sold selected loans, deposits and property of its branches in Milan and McRae, Georgia and recognized a gain on sale of approximately $3,285,000. Gain on sale of loans increased to $1,108,000 in 2001 versus $895,000 in 2000. The increase was a result of increased volumes in the sale of mortgage loans, servicing released, as a result of increased mortgage refinancing activity during 2001.

         During 2000, FLAG sold the loans, deposits and property of its bank branches in Cobbtown, Metter and Statesboro, Georgia and recognized a gain on sale of approximately $2,011,000. FLAG also sold the loans, deposits and property of its bank branches in Blackshear, Homerville and Waycross, Georgia and recognized a gain on sale of approximately $3,069,000. Gains on investment securities decreased $1,689,000 in 2000 from 1999 due to losses in the amount of $263,000 on the sale of investment securities which were incurred as a strategy to restructure the investment portfolio to take advantage of a higher interest rate environment. Gain on sale of loans decreased to $895,000 in 2000 versus $2,086,000 in 1999. This decrease was due in part to a one time gain on the sale of the guaranteed portion of a commercial loan during 1999 in the amount of $382,000, as well as decreased volume in the sale of mortgage loans, servicing released.

         Fees and service charges on deposits remained stable at approximately $4.5 million in 2001 compared to 2000. Fees and service charges on deposits decreased slightly from 1999 to 2000.

Non-interest Expenses

         Salary and employee benefits decreased to $13.9 million in 2001 from $14.4 million in 2000 and from $15.1 million in 1999. This decrease in 2001 and 2000 was primarily due to reduced salary and employee benefits attributed to the sale of the branch offices during the third quarter of 2000 as well as management's continued emphasis on consolidation and cost containment in an effort to increase the efficiency of our operations. Management also believes consolidation efficiencies will continue to be realized as operations are combined in the current single charter environment.

         Occupancy expenses decreased to $3.8 million in 2001 from $4.3 million in 2000 and decreased from $4.1 million in 1999. The decrease in 2001 occupancy expenses was predominately the result of a decrease in depreciation expense on certain fixtures and equipment, as well as a decrease in occupancy expenses attributed to the sale of branches during 2000. The increase in 2000 occupancy expenses was the result of an increase in depreciation on certain fixtures and equipment.

         Other expenses were $8.0 million in 2001 versus $9.0 million in 2000 and $11.4 million in 1999. The decrease in 2001 and 2000 other expenses was the result of a decrease in operating expenses attributed to the sale of branch offices during the third quarter of 2000, as well as a decrease in data processing, item processing and imaging expenses as a result of bringing these operations in-house.

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

         Investment securities increased $30.8 million to $131.5 million at December 31, 2001 from $100.7 million at December 31, 2000. At December 31, 2001, all investment securities outstanding were classified as available-for-sale. The overall increase in investments was due to the investment of proceeds received from the sale of the branch locations during 2000. At December 31, 2001, gross unrealized gains in the total portfolio amounted to $2,628,000 and gross unrealized losses amounted to $631,000.

         Table 3 reflects the carrying amount of the investment securities portfolio for the past three years.


Table 3 - Carrying Value of Investments
     (dollars in thousands)
                                                            December 31,
                                               -----------------------------------
                                                  2001         2000         1999
                                                --------     --------     --------
     Securities held-to-maturity:
        U.S. Treasuries and agencies ......     $   --           --         10,178
        State, county and municipal .......         --           --          2,997
        Mortgage-backed securities ........         --           --          2,318
        Collateralized mortgage obligations         --           --            751

     Securities available-for-sale:
       U.S. Treasuries and agencies .......       25,859       22,554       18,877
       Corporate debt securities ..........        2,673        2,014           --
       State, county and municipal ........       10,572       10,652        8,732
       Mortgage-backed securities .........       77,418       56,202       22,376
       Trust Preferred Securities .........       14,448        8,811        7,431
       Collateralized mortgage obligations          --           --         14,264
       Equity securities ..................          556          489        1,378
                                                --------     --------     --------
                 Total ....................     $131,526      100,722       89,302
                                                ========     ========     ========

Carrying Value of Investments

         As of December 31, 2001, all of FLAG's investment securities are classified as available-for-sale. FLAG adopted Statement of Financial Accounting Standards No. 133 ("SFAS No. 133") in 2000 and transferred all of its held-to-maturity investment securities into available-for-sale.

         The December 31, 1999 market value of securities held-to-maturity, as a percentage of amortized cost, was 98%. The market value of the securities held-to-maturity will change as interest rates change and such unrealized gains and losses will not flow through the earnings statement unless the related securities become permanently impaired or they are called at prices which differ from the carrying value at the time of the call.

Loans

         Gross loans receivable decreased by approximately $14.9 million in 2001 to $376.3 million from $391.2 million at December 31, 2000. This decrease was the result of declines in commercial, financial and agricultural loans, installment loans, and real estate mortgages, partially offset by an increase in real estate construction loans and lease financings. The decrease in loans in 2001 is largely attributable to the sale of real estate mortgage loans during 2001 as well as the sale of loans in connection with the branch sales during 2001. As shown in Table 4, real estate mortgage loans decreased approximately $14.8 million, commercial, financial and agricultural loans decreased approximately $18.2 million, installment loans decreased approximately $11.0 million, lease financing receivables increased approximately $1.4 million, and real estate construction loans increased approximately $26.6 million.

Table 4 - Loan Portfolio
(dollars in thousands)
                                                                              December 31,
                                     -----------------------------------------------------------------------------------------------
                                           2001                 2000                 1999               1998                1997
                                     -----------------   -----------------   -----------------   -----------------  ----------------
                                               Percent             Percent             Percent             Percent           Percent
                                     Amount   of Total   Amount   of Total    Amount   of Total   Amount  of Total   Amount of Total
                                     ------   --------   ------   --------    ------   --------   ------  --------   ---------------
Commercial/financial/agricultural  $ 74,569     19.8%    92,757     23.7%  $ 117,728    27.6%   $121,744    28.3%    76,673   18.9%
Real estate construction.......      65,052     17.3%    37,501      9.6%     43,602    10.2%     31,814     7.4%    13,864    3.4%
Real estate mortgage...........     213,748     56.8%   228,508     58.4%    218,920    51.4%    205,753    47.8%   266,837   65.8%
Installment loans to individuals     17,793      4.7%    28,767      7.4%     40,620     9.5%     63,869    14.8%    38,679    9.5%
Lease financings...............       5,153      1.4%     3,711      0.9%      5,226     1.2%      7,674     1.8%     9,308    2.3%
                                   -----------------------------------------------------------------------------------------------
     Total loans...............     376,315      100%   391,244      100%    426,096     100%    430,854     100%   405,361    100%
Less:
Allowance for loan losses......       7,348               6,583                7,017               6,194              5,636
                                   -----------------------------------------------------------------------------------------------
     Total net loans...........   $ 368,967             384,661              419,079             424,660            399,725
                                  ================================================================================================

         Table 5 represents the expected maturities for commercial, financial, and agricultural loans and real estate construction loans at December 31, 2001. The table also presents the rate structure for these loans that mature after one year.


Table 5  - Loan Portfolio Maturity
(dollars in thousands)
                                                                                         Rate Structure for Loans
                                                 Maturity                                 Maturity Over One Year
                                   --------------------------------------------------------------------------------------
                                                Over One Year
                                     One Year     Through       Over Five          Floating or Adjustable   Predetermined
                                     or Less     Five Years      Years      Total        Interest Rate           Rate
                                   --------------------------------------------------------------------------------------
Commercial, financial, and
   agricultural...............      $ 42,123       18,426       14,020       74,569            15,580           16,867
Real estate - construction ....       62,288        2,764            0       65,052               928            1,835
                                   --------------------------------------------------------------------------------------
                                    $104,411       21,190       14,020       139,62           116,508           18,702
                                   ======================================================================================

Provision and Allowance for Loan Losses

         Table 6 presents an analysis of activities in the allowance for loan losses for the past five years. An allowance for possible losses is provided through charges to FLAG's earnings in the form of a provision for loan losses. The provision for loan losses was $2,488,000 in 2001, $3,597,000 in 2000 and $4,656,000 in 1999.

         The provision for 2001 included additional provisions in the amount of $1,500,000 made for certain larger agricultural credits located in central and southeast Georgia.

         The provision for 2000 included additional provisions in the amount of $1,000,000 made for certain loans retained as a result of the Homerville, Ga. branch sale, as well as an additional provision in the amount of $750,000 made for a large agricultural credit located in southeast Georgia.

         Management determines the level of the provision for loan losses based on outstanding loan balances, the levels of non-performing assets, and reviews of assets classified as substandard, doubtful, or loss and larger credits, together with an analysis of historical loss experience, and current economic conditions.

         As shown in Table 6, the year-end allowance for loan losses increased to $7.3 million at December 31, 2001, from $6.6 million at December 31, 2000. The allowance for loan losses was $7.0 million at December 31, 1999. The increase in the allowance at December 31, 2001 was due primarily to the lower charge-offs during 2001. Total charge-offs were $2.1 million in 2001, $4.5 million in 2000, and $4.1 million in 1999. The allowance for loan losses was 1.99% of net outstanding loans at December 31, 2001, versus 1.71% of net outstanding loans at December 31, 2000, and 1.67% of net outstanding loans at December 31, 1999.

         Management believes that the allowance for loan losses is both adequate and appropriate. However, the future level of the allowance for loan losses is highly dependent upon loan growth, loan loss experience, and other factors, which cannot be anticipated with a high degree of certainty.

Table 6 - Analysis of the Allowance for Loan Losses
(dollars in thousands)
                                                                          Years Ended December 31,
                                                   -----------------------------------------------------------------
                                                     2001          2000           1999          1998           1997
                                                   --------       -------        -------       -------       -------
Average loans ................................     $378,867       405,101        449,689       435,422       374,065
Allowance for loan losses, beginning
  of the period ..............................        6,583         7,017          6,194         5,637         7,051
Charge-offs for the period:
  Commercial/financial/agricultural ..........          400         1,246            722         1,834           328
  Real estate construction loans .............           24          --             --
  Real estate mortgage loans .................          980         2,308          1,305           296           242
  Installment loans to individuals ...........          453           894          1,007           818           349
  Lease financings ...........................          206             6          1,056           314         2,465
                                                   -----------------------------------------------------------------
Total charge-offs ............................        2,063         4,454          4,090         3,262         3,384
                                                   -----------------------------------------------------------------

Recoveries for the period:
  Commercial/financial/agricultural ..........          102            86             46            77             7
  Real estate construction loans .............         --            --             --
  Real estate mortgage loans .................          134           964             60            52           106
  Installment loans to individuals ...........           34            93            149           165           155
  Lease financings ...........................           70           109              2            50
                                                   -----------------------------------------------------------------
     Total recoveries ........................          340         1,252            257           344           268
                                                   -----------------------------------------------------------------

       Net charge-offs for the period ........        1,723         3,202          3,833         2,918         3,116
Provision for loan losses ....................        2,488         3,597          4,656         3,475         1,702
Allowance related to assets purchased and sold         --            (829)          --            --            --
                                                   -----------------------------------------------------------------
Allowance for loan losses, end of period .....     $  7,348         6,583          7,017         6,194         5,637
                                                   =================================================================
Ratio of allowance for loan losses to total
  net loans outstanding ......................         1.99%         1.71%          1.67%         1.46%         1.41%
Ratio of net charge-offs during the period to
  average net loans outstanding during the period      0.46%         0.79%          0.85%         0.67%         0.83%

Asset Quality

                  At December 31, 2001, non-performing assets totaled $20.5 million compared to $12.8 million at year-end 2000. The increase in 2001 is primarily attributed to an increase in loans on non-accrual as well as other real estate owned, partially offset by a decrease in loans past due 90 days and still accruing. As part of the Company's renewed credit culture, a special assets division has been established for the purpose of managing all nonperforming assets. The primary concentration of nonaccrual loans reside with several commercial and agri-business loans. There were no commitments to lend additional funds to customers with loans on nonaccrual at December 31, 2001. Table 7 summarizes the non-performing assets for each of the last five years.


Table 7 - Risk Elements
(dollars in thousands)
                                                                         December 31,
                                                ---------------------------------------------------------
                                                   2001        2000         1999      1998         1997
                                                ---------------------------------------------------------
Loans on nonaccrual......................      $  17,122       7,144      12,118       7,729       6,501
Loans past due 90 days and still accruing            594       4,701       2,775         813         701
Other real estate owned..................          2,831         992         939       2,251       1,040
                                               ---------------------------------------------------------
Total non-performing assets..............      $  20,547       12,837      15,832     10,793       8,242
                                               =========================================================
Total non-performing loans as a
         percentage of net loans.........           5.57%        3.34%       3.78%      2.54%       2.06%
                                               =========================================================


Risk Elements

         There may be additional loans within FLAG's loan portfolio that may become classified as conditions may dictate; however, management was not aware of any such loans that are material in amount at December 31, 2001. At December 31, 2001, management was unaware of any known trends, events, or uncertainties that will have, or that are reasonably likely to have a material effect on the Bank's or FLAG's liquidity, capital resources, or operations.

Deposits and Borrowings

         Total deposits decreased approximately $20.9 million during 2001, totaling $440.6 million at December 31, 2001 versus $461.4 million at December 31, 2000. Total deposits decreased during 2001 from levels of 2000 due primarily to the sale of branches during 2001. The maturities of time deposits of $100,000 or more issued by the Bank at December 31, 2001, are summarized in Table 8.


Table 8 - Maturities of Time Deposits Over $100,000
(dollars in thousands)

    Three months or less..................         $ 25,223
    Over three months through six months..           16,413
    Over six months through twelve months.           21,978
    Over twelve months....................           21,609
                                                   --------
                                                   $ 85,223
                                                   ========


         At December 31, 2001, the Bank was a shareholder in the Federal Home Loan Bank of Atlanta ("FHLBA"). Through this affiliation, advances totaling $39.4 million were outstanding at rates competitive with time deposits of like maturities. Management anticipates continued utilization of this short- and long-term source of funds to minimize interest rate risk and to fund competitive fixed rate loans to customers.

         During 2001, FLAG repaid $26,000,000 in advances from the FHLB prior to their original maturity date. These advances were repaid due to a falling interest rate environment in which FLAG could obtain new borrowings at significantly lower rates.

Asset-Liability Management

         A primary objective of FLAG's asset and liability management program is to control exposure to interest rate risk (the exposure to changes in net interest income due to changes in market interest rates) so as to enhance its earnings and protect its net worth against potential loss resulting from interest rate fluctuations.

         Historically, the average term to maturity or repricing (rate changes) of assets (primarily loans and investment securities) has exceeded the average repricing period of liabilities (primarily deposits and borrowings). Table 9 provides information about the amounts of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2001, that are expected to mature, prepay, or reprice in each of the future time periods shown (i.e., the interest rate sensitivity). As presented in this table, at December 31, 2001, the liabilities subject to rate changes within one year exceeded its assets subject to rate changes within one year. This mismatched condition subjects FLAG to interest rate risk within the one year period because the assets, due to their generally shorter term to maturity or repricing, are more sensitive to short-term interest rate changes than the liabilities. It is management's belief that the result of this position would be a decrease in net interest income if market interest rates rise and an increase in net interest income if market interest rates decline.

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

         Management has maintained positive ratios of average interest-earning assets to average interest-bearing liabilities. As represented in Table 1 this ratio, based on average balances for the respective years, was 115% in 2001, 116% in 2000 and 112% in 1999.


Table 9 - Interest Rate Sensitivity Analysis
(dollars in thousands)                                                         December 31, 2001
                                                                           Maturing or Repricing in
                                                   ------------------------------------------------------------------------
                                                                  Over 1 Year     Over 3 Years
                                                   One Year         Through         Through            Over
                                                   or Less          3 Years         5 Years          5 Years         Total
                                                   ------------------------------------------------------------------------
Interest-earning assets:
 Adjustable rate mortgages .....................   $ 117,295           3,087              72            --          120,454
 Fixed rate mortgages ..........................      31,395          39,707          30,713          19,804        121,619
 Other loans ...................................     106,114          22,046           8,930           3,606        140,696
 Investment securities .........................      14,225          10,606          17,296          95,234        137,361
 Interest-bearing deposits
   in other banks and Federal funds sold .......         160            --              --              --              160
                                                   ------------------------------------------------------------------------
     Total interest-earning assets .............     269,189          75,446          57,011         118,644        520,290
                                                   ------------------------------------------------------------------------
Interest-bearing liabilities:
 Fixed maturity deposits .......................     193,111          46,226           7,977             479        247,793
 NOW and money market demand
    accounts ...................................     119,246            --              --              --          119,246
 Fed funds purchased ...........................      18,001            --              --              --           18,001
 Passbook accounts .............................      24,989            --              --              --           24,989
Other borrowed funds............................       5,000            --              --              --            5,000
FHLB advances ..................................      25,119           5,000             878           8,451         39,448
                                                   ------------------------------------------------------------------------
Total interest-bearing liabilities .............     385,466          51,226           8,855           8,930        454,477
                                                   ------------------------------------------------------------------------
Interest rate sensitivity gap ..................    (116,277)         24,220          48,156         109,714         65,813

Cumulative interest rate sensitivity gap .......   $(116,277)        (92,057)        (43,901)         65,813
Cumulative interest rate sensitivity gap
      to total assets ..........................      (20.39)%        (16.14)%         (7.70)%        11.54%


         Table 10 represents the expected maturity of investment securities by maturity date and average yields based on amortized cost at December 31, 2001. It should be noted that the composition and maturity/repricing distribution of the investment portfolio is subject to change depending on rate sensitivity, capital needs, and liquidity needs.

Table 10 - Expected Maturity of Investment Securities Available-for-sale
(dollars in thousands)

                                                        After One But          After Five But
                                   Within One Year    Within Five Years       Within Ten Years     After Ten Years
                                   ---------------   ------------------    -------------------  ---------------------
                                   Amount    Yield    Amount      Yield      Amount      Yield    Amount        Yield       Totals
                                   -------------------------------------------------------------------------------------------------
U.S. Treasury and agencies ...     $  500     5.61%  $ 20,767      7.52%    $ 1,996      7.00%  $  2,000          --        $ 25,263
State, county and municipals .        585     4.82%     3,127      4.94%      1,999      5.03%     4,759         5.11%        10,470
Corporate debt securities ....         --       --      2,544      7.39%         --         --        --           --          2,544
Equity securities ............          4       --         --        --          --         --       859           --            863
Mortgage-backed securities ...         25     7.50%     1,487      6.21%     10,549      5.28%    64,473         6.11%        76,534
Trust preferred securities ...         --       --        500      6.50%         --        --     13,355         8.30%        13,855
                                   -------------------------------------------------------------------------------------------------

                                   $1,114     5.22%  $ 28,425      7.02%    $14,544      5.48%  $ 85,446         4.89%      $129,529
                                   =================================================================================================

Liquidity

         The objective of liquidity management is to ensure that sufficient funding is available, at reasonable cost, to meet the ongoing operational cash needs of FLAG and to take advantage of income producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of FLAG to maintain a sufficient level of liquidity in all expected economic environments. Liquidity is defined as the ability of a bank to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining FLAG's ability to meet the daily cash flow requirements of the Bank's customers, both depositors and borrowers.

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

         The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities. Mortgage loans held for sale totaled $6.5 million at December 31, 2001, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market. Real estate-construction and commercial loans that mature in one year or less amounted to $104.4 million, or 28%, of the total loan portfolio at December 31, 2001. Other short-term investments such as federal funds sold are additional sources of liquidity.

         The liability section of the balance sheet provides liquidity through depositors' interest bearing and non-interest bearing deposit accounts. Federal funds purchased, FHLBA advances, other borrowings and securities sold under agreements to repurchase are additional sources of liquidity and represent FLAG's incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet other short-term liquidity needs.

         As disclosed in FLAG's consolidated statements of cash flows included in the consolidated financial statements, net cash provided by operating activities was $8.3 million during 2001. The major sources of cash provided by operating activities are net income and the changes in other assets and liabilities. Net cash used in investing activities of $46.9 million consisted primarily of funds used for cash paid in branch sales as well as to purchase securities available-for-sale, partially offset by proceeds from sales and maturities of securities available-for-sale. Net cash provided by financing activities consisted primarily of a $16.0 million net decrease in deposits and a net decrease in federal funds purchased and repurchase agreements of $17.3 million.

         In the opinion of management, FLAG's liquidity position at December 31, 2001, is sufficient to meet its expected cash flow requirements. Reference should be made to the consolidated statements of cash flows appearing in the consolidated financial statements for the three-year analysis of the changes in cash and cash equivalents resulting from operating, investing and financing activities.

Capital Resources and Dividends

         Stockholders' equity at December 31, 2001, decreased 2.7% from December 31, 2000. This decrease resulted from the purchase of treasury stock as well as the payment of dividends, partially offset by net income and an increase in accumulated other comprehensive income. Dividends of $1.9 million or $.24 per share were declared in 2001 and 2000.

         Average stockholders' equity as a percent of total average assets is one measure used to determine capital strength. The ratio of average stockholders' equity to average total assets was 10.04% for 2001 and 9.51% for 2000. Table 11 summarizes these and other key ratios for FLAG for each of the last three years.

         The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") required federal banking agencies to take "prompt corrective action" with regard to institutions that do not meet minimum capital requirements. As a result of FDICIA, the federal banking agencies introduced an additional capital measure called the "Tier 1 risk-based capital ratio." The Tier 1 ratio is the ratio of core capital to risk adjusted total assets. Note 11 to the Consolidated Financial Statements presents a summary of FDICIA's capital tiers compared to FLAG's and the Banks' actual capital levels. The Bank exceeded all requirements of a "well-capitalized" institution at December 31, 2001.


Table 11 - Equity Ratios
                                           Years Ended December 31,
                                         --------------------------
                                          2001       2000      1999
                                         --------------------------
Return on average assets...........        .72%       .77%      .20%
Return on average equity...........       7.12%      7.95%     2.19%
Dividend payout ratio..............      46.27%     45.98%   153.50%
Average equity to average assets...      10.04%      9.51%     8.96%



Provision for Income Taxes

         The provision for income taxes was $1,753,000 in 2001, versus $1,409,000 in 2000, and $78,000 in 1999. The effective actual tax rates for 2001, 2000, and 1999 (tax provision as a percentage of income before taxes) were 27%, 25%, and 6%, respectively. These tax rates are lower than the statutory Federal tax rate of 34% primarily due to interest income on tax exempt securities and general business credits. See FLAG's consolidated financial statements for an analysis of income taxes.

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

Recent Accounting Pronouncements

       Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of SFAS No. 125", was effective for transfers and servicing of financial assets occurring after March 31, 2001 and was effective for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The implementation of SFAS No. 140 did not have a material impact on FLAG's financial position, results of operations or liquidity.

       On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 is effective for business combinations initiated after June 30, 2001 and requires all business combinations completed after its adoption to be accounted for under the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 will be effective for FLAG on January 1, 2002 and addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. Upon adoption of SFAS No. 142, goodwill and some intangible assets will no longer be amortized and will be tested for impairment at least annually. FLAG believes the adoption of SFAS No. 142 will not have a material impact on its financial position, results of operations or liquidity.

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

                  Changes in                         Percentage                     Percent Change in
                Interest Rates                   Change in Net                        Market Value of
              (In Basis Points)                  Interest Income                      Portfolio Equity
              -----------------                  ---------------                      ----------------

                      300                                 20%                                20%
                      200                                 20%                                20%
                      100                                 20%                                20%

 As of December 31, 2001, the Company was in compliance with its ALCO policy.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements are included herein:

         Report of Independent Certified Public Accountants
         Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Earnings for the years ended December 31, 2001, 2000 and 1999
         Consolidated Statements of Comprehensive Income for the years ended December 31, 2001, 2000 and 1999
         Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999
         Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999
         Notes to Consolidated Financial Statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors
FLAG Financial Corporation
Stockbridge, Georgia


We have audited the accompanying consolidated balance sheets of FLAG Financial Corporation and subsidiary as of December 31, 2001 and 2000, and the related statements of earnings, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of FLAG's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FLAG Financial Corporation and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



                                                    /S/ PORTER KEADLE MOORE, LLP
                                                    ----------------------------

                                                        PORTER KEADLE MOORE, LLP

Atlanta, Georgia
January 25, 2002, except for note 19 as
    to which the date is February 19, 2002

                                                      FLAG FINANCIAL CORPORATION

                                                      Consolidated Balance Sheets

                                                      December 31, 2001 and 2000

                                       Assets
                                       ------



                                                                                            2001           2000
                                                                                         ---------      ---------
                                                                                               (In Thousands)
Cash and due from banks, including reserve requirements
    of $9,362 and $2,144                                                                 $  20,078         19,143
Federal funds sold                                                                            --            2,730
                                                                                         ---------      ---------

           Cash and cash equivalents                                                        20,078         21,873

Interest-bearing deposits                                                                      160          3,451
Investment securities available-for-sale                                                   131,526        100,722
Other investments                                                                            5,835          5,361
Mortgage loans held-for-sale                                                                 6,454          4,121
Loans, net                                                                                 368,967        384,661
Premises and equipment, net                                                                 13,944         14,934
Other assets                                                                                23,238         23,914
                                                                                         ---------      ---------

                                                                                         $ 570,202        559,037
                                                                                         =========      =========

                 Liabilities and Stockholders' Equity
                 ------------------------------------

Deposits:
    Demand                                                                               $  48,554         55,035
    Interest-bearing demand                                                                119,986         96,698
    Savings                                                                                 24,249         38,816
    Time                                                                                   162,570        199,763
    Time, over $100,000                                                                     85,223         71,126
                                                                                         ---------      ---------

           Total deposits                                                                  440,582        461,438

Federal funds purchased and repurchase agreements                                           18,001            661
Advances from Federal Home Loan Bank                                                        39,448         31,973
Other borrowings                                                                             5,000          1,500
Other liabilities                                                                           13,148          7,967
                                                                                         ---------      ---------

           Total liabilities                                                               516,179        503,539
                                                                                         ---------      ---------

Stockholders' equity:
    Preferred stock (10,000,000 shares authorized; none issued and outstanding)               --             --
    Common stock ($1 par value, 20,000,000 shares authorized, 8,277,995 and
       8,275,405 shares issued in 2001 and 2000, respectively)                               8,278          8,275
    Additional paid-in capital                                                              11,355         11,348
    Retained earnings                                                                       39,223         37,069
    Accumulated other comprehensive income (loss)                                            1,612           (266)
                                                                                         ---------      ---------
                                                                                            60,468         56,426
    Less: treasury stock, at cost; 908,001 shares in 2001 and 152,744 shares in 2000        (6,445)          (928)
                                                                                         ---------      ---------

           Total stockholders' equity                                                       54,023         55,498
                                                                                         ---------      ---------

                                                                                         $ 570,202        559,037
                                                                                         =========      =========

See accompanying notes to consolidated financial statements.



                                                      FLAG FINANCIAL CORPORATION

                                                  Consolidated Statements of Earnings

                                         For the Years Ended December 31, 2001, 2000 and 1999

                                                                                    2001          2000          1999
                                                                                   --------      --------      --------
                                                                                   (In Thousands Except Per Share Data)
Interest income:
    Interest and fees on loans                                                     $ 36,566        39,815        42,749
    Interest on investment securities                                                 7,375         6,005         5,765
    Interest -bearing deposits                                                          159           163           361
    Federal funds sold                                                                  435           409           278
                                                                                   --------      --------      --------
           Total interest income                                                     44,535        46,392        49,153
                                                                                   --------      --------      --------
Interest expense:
    Deposits                                                                         18,246        19,000        19,592
    Borrowings                                                                        2,309         2,431         3,071
                                                                                   --------      --------      --------
           Total interest expense                                                    20,555        21,431        22,663
                                                                                   --------      --------      --------
           Net interest income before provision for loan losses                      23,980        24,961        26,490
Provision for loan losses                                                             2,488         3,597         4,656
                                                                                   --------      --------      --------
           Net interest income after provision for loan losses                       21,492        21,364        21,834
                                                                                   --------      --------      --------
Other income:
    Fees and service charges                                                          4,520         4,490         4,633
    Gain (loss) on sales of investment securities                                      --            (263)        1,148
    Gain on sale of trading securities                                                 --            --             286
    Unrealized gain on trading securities                                              --            --             255
    Gain on sales of loans                                                            1,108           895         2,086
    Gain on sale of branch offices                                                    3,285         5,080          --
    Other                                                                             1,755         1,760         1,664
                                                                                   --------      --------      --------
           Total other income                                                        10,668        11,962        10,072
                                                                                   --------      --------      --------
Other expenses:
    Salaries and employee benefits                                                   13,933        14,374        15,097
    Occupancy                                                                         3,751         4,273         4,134
    Other operating                                                                   8,017         8,986        11,384
                                                                                   --------      --------      --------
           Total other expenses                                                      25,701        27,633        30,615
                                                                                   --------      --------      --------
           Earnings before provision for income taxes and extraordinary item          6,459         5,693         1,291
Provision for income taxes                                                            1,753         1,409            78
                                                                                   --------      --------      --------
           Earnings before extraordinary item                                         4,706         4,284         1,213
Extraordinary item - loss on redemption of debt,
    net of income tax benefit of $427 in 2001                                           696          --            --
                                                                                   --------      --------      --------
           Net earnings                                                            $  4,010         4,284         1,213
                                                                                   ========      ========      ========

Basic and diluted earnings per share:
    Earnings before extraordinary item                                             $    .60           .52           .15

    Extraordinary item                                                                 (.09)          --             --
                                                                                   --------      --------      --------
           Net earnings                                                            $    .51           .52           .15
                                                                                   ========      ========      ========

See accompanying notes to consolidated financial statements.

                                          FLAG FINANCIAL CORPORATION

                                Consolidated Statements of Comprehensive Income

                             For the Years Ended December 31, 2001, 2000 and 1999


                                                                              2001         2000         1999
                                                                            -------      -------      -------
                                                                                      (In Thousands)
Net earnings                                                                $ 4,010        4,284        1,213
                                                                            -------      -------      -------

Other comprehensive income, net of tax:
    Unrealized gains (losses) on investment securities
       available-for-sale:
           Unrealized gains (losses) arising during the period,
               net of tax of $1,169, $177, and $1,232, respectively           1,907          288       (2,010)
           Less:  reclassification adjustment for (gains) loss included in net earnings, net of tax of $100 in 2000 and $(436)
               in 1999                                                         --            163         (712)
    Gains on trading securities included in net earnings, net of tax
       of $206 in 1999                                                         --             --         (335)
                                                                                                      -------

    Unrealized gain (loss) on cash flow hedges, net of tax of $18 in
       2001 and $247 in 2000                                                    (29)         403         --
                                                                            -------      -------      -------

Other comprehensive income (loss)                                             1,878          854       (3,057)
                                                                            -------      -------      -------

Comprehensive income (loss)                                                 $ 5,888        5,138       (1,844)
                                                                            =======      =======      =======


See accompanying notes to consolidated financial statements.



                                                      FLAG FINANCIAL CORPORATION

                                      Consolidated Statements of Changes in Stockholders' Equity

                                         For the Years Ended December 31, 2001, 2000 and 1999

                                                                                          Accumulated
                                            Common Stock      Additional                     Other
                                        ---------------         Paid-in     Retained     Comprehensive     Treasury
                                        Shares      Amount      Capital     Earnings     Income (Loss)      Stock      Total
                                        ------      ------      -------     --------    ---------------     -----      -----
                                                                  (In Thousands Except Share Data)
Balance, December 31, 1998              8,223,231   $ 8,223      11,306      35,403           1,937           -       56,869

Purchase of treasury stock                  -          -          -           -                -             (52)        (52)

Exercise of stock options of
    pooled subsidiary                      38,175        38       -           -                -              -           38

Exercise of stock options                  11,409        12          36       -                -              -           48

Change in accumulated other
    comprehensive income                    -          -          -           -              (3,057)          -       (3,057)

Net earnings                                -          -          -           1,213            -              -        1,213

Dividends declared                          -          -          -          (1,862)           -              -       (1,862)
                                        ---------   -------      ------      ------           -----       ------      ------

Balance, December 31, 1999              8,272,815     8,273      11,342      34,754          (1,120)         (52)     53,197

Purchase of treasury stock                  -          -          -           -                -            (876)       (876)

Exercise of stock options                   2,590         2           6       -                -              -            8

Change in accumulated other
    comprehensive income                    -          -          -           -                 854           -          854

Net earnings                                -          -          -           4,284            -              -        4,284

Dividends declared                          -          -          -          (1,969)           -              -       (1,969)
                                        ---------   -------      ------      ------           -----       ------      ------

Balance, December 31, 2000              8,275,405     8,275      11,348      37,069            (266)        (928)     55,498

Purchase of treasury stock                  -          -          -           -                -          (5,517)     (5,517)

Exercise of stock options                   2,590         3           7       -                -              -           10

Change in accumulated other
    comprehensive income                    -          -          -           -               1,878           -        1,878

Net earnings                                -          -          -           4,010            -              -        4,010

Dividends declared                          -          -          -          (1,856)           -              -       (1,856)
                                        ---------   -------      ------      ------           -----       ------      ------

Balance, December 31, 2001              8,277,995   $ 8,278      11,355      39,223           1,612       (6,445)     54,023
                                        =========     =====      ======      ======           =====       ======      ======



See accompanying notes to consolidated financial statements.



                                                      FLAG FINANCIAL CORPORATION

                                                 Consolidated Statements of Cash Flows

                                         For the Years Ended December 31, 2001, 2000 and 1999

                                                                                             2001         2000           1999
                                                                                           --------      --------      --------
                                                                                                      (In Thousands)
Cash flows from operating activities:
    Net earnings                                                                           $  4,010         4,284         1,213
    Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation, amortization and accretion                                               2,706         2,615         2,674
       Provision for loan losses                                                              2,488         3,597         4,656
       Deferred tax benefit                                                                  (1,159)         (219)         (868)
       Gain on sale of branches                                                              (3,285)       (5,080)         --
       Loss (gain) on sales of securities                                                      --             263        (1,148)
       Unrealized gain on trading securities                                                   --            --            (255)
       Gain on sale of trading securities                                                      --            --            (286)
       Loss (gain) on other real estate                                                        --             146           382
       Proceeds from sale of trading securities                                                --            --           1,701
       Change in:
          Mortgage loans held for sale                                                       (2,333)         (637)        6,736
          Other assets and liabilities                                                        5,862         1,554         1,991
                                                                                           --------      --------      --------
                  Net cash provided by operating activities                                   8,289         6,523        16,796
                                                                                           --------      --------      --------
Cash flows from investing activities (net of effect of branch sales and acquisitions):
    Net change in  interest-bearing deposits                                                  3,291          (660)          786
    Proceeds from sales and maturities of securities available-for-sale                      41,496        23,552        30,643
    Proceeds from maturities of securities held-to-maturity                                    --            --           4,814
    Proceeds from sale of other investments                                                    --           1,081         6,245
    Purchases of other investments                                                             (474)          (28)       (5,213)
    Purchases of securities available-for-sale                                              (69,142)      (34,572)      (28,364)
    Purchases of investments held-to-maturity                                                  --            --          (4,155)
    Net change in loans                                                                      (2,953)       (8,061)           68
    Proceeds from sales of real estate                                                        1,194         1,903         1,542
    Purchases of premises and equipment                                                      (1,609)         (590)       (3,152)
    Cash acquired in branch acquisition, net of premium paid                                   --          48,790         7,909
    Cash paid in branch sale                                                                (18,749)       (6,676)         --
                                                                                           --------      --------      --------
                  Net cash provided by (used in) investing activities                       (46,946)       24,739        11,123
                                                                                           --------      --------      --------
Cash flows from financing activities (net of effect of branch sales and acquisitions):
    Net change in deposits                                                                   15,956       (24,920)      (46,536)
    Change in federal funds purchased and repurchase agreements                              17,340       (15,011)       15,320
    Change in other borrowings                                                                3,500         1,500          --
    Proceeds from FHLB advances                                                              40,000        21,000         6,500
    Payments of FHLB advances                                                               (32,525)      (16,200)      (27,726)
    Proceeds from exercise of stock options                                                      10             8            48
    Purchase of treasury stock                                                               (5,517)         (876)          (52)
    Stock transactions of pooled entities                                                      --            --              38
    Cash dividends paid                                                                      (1,902)       (1,974)       (1,744)
                                                                                           --------      --------      --------
                  Net cash (used in) provided by financing activities                        36,862       (36,473)      (54,152)
                                                                                           --------      --------      --------
Net change in cash and cash equivalents                                                      (1,795)       (5,211)      (26,233)
Cash and cash equivalents at beginning of year                                               21,873        27,084        53,317
                                                                                           --------      --------      --------
Cash and cash equivalents at end of year                                                   $ 20,078        21,873        27,084
                                                                                           ========      ========      ========


                                       32



                                                      FLAG FINANCIAL CORPORATION

                                           Consolidated Statements of Cash Flows, continued

                                         For the Years Ended December 31, 2001, 2000 and 1999

                                                                                      2001          2000           1999
                                                                                    --------        ------        ------
                                                                                                    (In Thousands)
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
       Interest                                                                     $ 20,820        20,382        22,959
       Income taxes                                                                 $  1,910         1,442         1,131

Supplemental schedule of noncash investing and financing activities:
    Real estate acquired through foreclosure                                        $  1,627         2,928           857
    Change in unrealized gain/loss on securities available-for-sale, net of tax     $  1,907           451        (3,057)
    Transfer of investment securities from available-for-sale to trading            $   --            --           1,428
    Transfer of investment securities from trading to available-for-sale            $   --            --             268
    Transfer of investment securities from held to maturity to
       available for sale                                                           $   --          16,142          --
    Increase (decrease) in dividends payable                                        $    (46)           (5)          118
    Deposit liabilities assumed in branch acquisition                               $   --          76,288         8,852
    Assets acquired in branch acquisition, other than cash
        and cash equivalents                                                        $   --          22,191            60
    Assets disposed of in branch sale                                               $ 14,858        62,212          --



See accompanying notes to consolidated financial statements.

                           FLAG FINANCIAL CORPORATION

                   Notes to Consolidated Financial Statements

(1)     Summary of Significant Accounting Policies
        Basis of Presentation
        ---------------------
        The consolidated financial statements include the accounts of FLAG Financial Corporation ("FLAG") and its wholly- owned subsidiary, FLAG Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation. During 2000, The Citizens Bank ("Hogansville") and Thomaston Federal Savings Bank ("Thomaston") were merged into First Flag Bank ("First Flag"). Effective December 29, 2000, First Flag merged into Citizens Bank ("Citizens") and the name of the surviving institution was changed to Flag Bank. All of these mergers were between subsidiaries of FLAG; therefore, the consolidated financial statements were not affected by these mergers.

        FLAG is a bank holding company formed in 1994 whose business is conducted by the Bank. FLAG is subject to regulation under the Bank Holding Company Act of 1956. The Bank is primarily regulated by the Georgia Department of Banking and Finance ("DBF") and the Federal Deposit Insurance Corporation ("FDIC"). The Bank provides a full range of commercial, mortgage and consumer banking services in West-Central, Middle and South Georgia.

        The accounting principles followed by FLAG and its subsidiary, and the methods of applying these principles, conform with accounting principles generally accepted in the United States of America ("GAAP") and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, the valuation allowance for mortgage servicing rights and valuation allowances associated with the realization of deferred tax assets which are based on future taxable income.

        Cash and Cash Equivalents
        -------------------------
        Cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

        Investment Securities
        ---------------------
        FLAG classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are securities held for the purpose of generating profits on short-term differences in price. Securities held-to-maturity are those securities for which FLAG has the ability and intent to hold to maturity. All other securities are classified as available-for-sale. As of December 31, 2001, all of FLAG's investment securities were classified as available-for-sale.

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

                           FLAG FINANCIAL CORPORATION

(1)     Summary of Significant Accounting Policies, continued
        Other Investments
        -----------------
        Other investments include Federal Home Loan Bank ("FHLB") stock, other equity securities with no readily determinable fair value and an investment in a limited partnership. FLAG owns a 43% interest in a limited partnership, which invests in multi-family real estate and passes low income housing credits to the investors. FLAG recognizes these tax credits in the year received. These investments are carried at cost, which approximates fair value.

        Mortgage Loans Held-for-Sale
        ----------------------------
        Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. The amount by which cost exceeds market value is accounted for as a valuation allowance. Changes, if any, in the valuation allowance are included in the determination of net earnings in the period in which the change occurs. FLAG has recorded no valuation allowance related to its mortgage loans held-for-sale as their cost approximates market value. Gains and losses from the sale of loans are determined using the specific identification method.

        Loans, Loan Fees and Interest Income
        ------------------------------------
        Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding unpaid principal balances, net of the allowance for loan losses, deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

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

                           FLAG FINANCIAL CORPORATION

(1)     Summary of Significant Accounting Policies, continued
        Other Real Estate Owned
        -----------------------
        Real estate acquired through foreclosure is carried at the lower of cost (defined as fair value at foreclosure) or fair value less estimated costs to dispose. Fair value is defined as the amount that is expected to be received in a current sale between a willing buyer and seller other than in a forced or liquidation sale. Fair values at foreclosure are based on appraisals. Losses arising from the acquisition of foreclosed properties are charged against the allowance for loan losses. Subsequent writedowns are provided by a charge to operations through the allowance for losses on other real estate in the period in which the need arises.

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

        Depreciation expense is computed using the straight-line method over the following estimated useful lives:

         Buildings and improvements                          15-40 years
         Furniture and equipment                              3-10 years

        Mortgage Servicing Rights
        -------------------------
        FLAG's mortgage banking division accounts for mortgage servicing rights as a separate asset regardless of whether the servicing rights are acquired through purchase or origination. FLAG's mortgage servicing rights represent the unamortized cost of purchased and originated contractual rights to service mortgages for others in exchange for a servicing fee and ancillary loan administration income. Mortgage servicing rights are amortized over the period of estimated net servicing income and are periodically adjusted for actual and anticipated prepayments of the underlying mortgage loans. Impairment analysis is performed quarterly after stratifying the rights by interest rate. Impairment, defined as the excess of the asset's carrying value over its current fair value, is recognized through a valuation allowance. At December 31, 2001 and 2000, no valuation allowances were required for FLAG's mortgage servicing rights.

        FLAG did not recognize any servicing asset during 2001 or 2000 and recognized approximately $460,000 in servicing assets during 1999, and recognized amortization expense relating to servicing assets of approximately $13,000, $71,000, and $346,000 during 2001, 2000 and 1999, respectively. The risk characteristics that FLAG uses to stratify recognized servicing assets for purposes of measuring impairment include the interest rate and term of the underlying loans serviced.

        Core Deposit Intangible
        -----------------------
        Purchased core deposit intangibles and the associated expenses have been capitalized and are being amortized using the straight-line method over the 15 year estimated average life of the deposit base acquired and is included as a component of other assets.

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

                           FLAG FINANCIAL CORPORATION

(1)     Summary of Significant Accounting Policies, continued
        Income Taxes, continued
        -------------
        In the event the future tax consequences of differences between the financial reporting bases and the tax bases of FLAG's assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

        A deferred tax liability is not recognized for portions of the allowance for loan losses for income tax purposes in excess of the financial statement balance, as described in note 9. Such a deferred tax liability will only be recognized when it becomes apparent that those temporary differences will reverse in the foreseeable future.

        Net Earnings Per Common Share
        -----------------------------
        FLAG is required to report earnings per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants on the face of the statements of earnings. Basic earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. Additionally, FLAG must reconcile the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share". Antidilutive stock options have not been included in the diluted earnings per share calculations. Antidilutive stock options totaled 603,624, 896,198 and 811,534 as of December 31, 2001, 2000 and 1999,
        respectively. Earnings per common share amounts for the years ended December 31, 2001, 2000 and 1999 are as follows (in thousands, except share and per share amounts):

       For the Year Ended December 31, 2001
                                                                            Net Earnings      Common Share     Per Share
                                                                             (Numerator)      (Denominator)      Amount
                                                                             -----------      -------------      ------
       Basic earnings per share                                                $ 4,010          7,808,001       $ .51

       Effect of dilutive securities - stock options                                 -             35,695        -
                                                                               -------          ---------       -----
       Diluted earnings per share                                              $ 4,010          7,843,696       $ .51
                                                                               =======          =========       =====

       For the Year Ended December 31, 2000

                                                                            Net Earnings      Common Share     Per Share
                                                                             (Numerator)      (Denominator)      Amount
                                                                             -----------      -------------      ------
       Basic earnings per share                                                $ 4,284          8,210,485       $ .52

       Effect of dilutive securities - stock options                                 -             15,521          -
                                                                               -------          ---------       -----

       Diluted earnings per share                                              $ 4,284          8,226,006       $ .52
                                                                               =======          =========       =====


       For the Year Ended December 31, 1999

                                                                            Net Earnings      Common Share     Per Share
                                                                             (Numerator)      (Denominator)      Amount
                                                                             -----------      -------------      ------
       Basic earnings per share                                                 $1,213          8,257,607       $ .15

       Effect of dilutive securities - stock options                                 -                  -           -
                                                                              -------          ---------       -----

       Diluted earnings per share                                               $1,213          8,257,607       $ .15
                                                                               =======          =========       =====

                                       37

                           FLAG FINANCIAL CORPORATION

(1)     Summary of Significant Accounting Policies, continued
        Derivative Instruments and Hedging Activities
        ---------------------------------------------
        Effective April 1, 2000, FLAG adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for hedging activities and for derivative instruments including derivative instruments embedded in other contracts. SFAS No. 133 requires the fair value recognition of derivatives as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. The change in fair value of instruments used as fair value hedges is accounted for in the income of the period simultaneous with accounting for the fair value change of the item being hedged. The change in fair value of the effective portion of cash flow hedges is accounted for in comprehensive income rather than income, and the change in fair value of foreign currency hedges is accounted for in comprehensive income as part of the translation adjustment. The change in fair value of derivative instruments that are not intended as a hedge is accounted for in the income of the period of the change. At the date of initial application, an entity may transfer any held-to-maturity security into the available-for-sale or trading categories without calling into question the entity's intent to hold other securities to maturity in the future. In 2000, FLAG transferred all held-to-maturity investment securities to available-for-sale under this provision of SFAS No. 133. The held-to-maturity investment securities had amortized cost of $16,111,000 and net unrealized gains of $440,000. The result of the transfer was to increase stockholders' equity by $273,000, which represented the net of tax effect of the unrealized gains associated with the held-to-maturity investment securities transferred.

        Recent Accounting Pronouncements
        --------------------------------
        Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of SFAS No. 125", was effective for transfers and servicing of financial assets occurring after March 31, 2001 and was effective for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The implementation of SFAS No. 140 did not have a material impact on FLAG's financial position, results of operations or liquidity.

        On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 is effective for business combinations initiated after June 30, 2001 and requires all business combinations completed after its adoption to be accounted for under the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 will be effective for FLAG on January 1, 2002 and addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. Upon adoption of SFAS No. 142, goodwill and some intangible assets will no longer be amortized and will be tested for impairment at least annually. FLAG believes the adoption of SFAS No. 142 will not have a material impact on its financial position, results of operations or liquidity.

        Reclassifications
        -----------------
        Certain reclassifications have been made to the 2000 and 1999 financial statements to conform with classifications for 2001.

(2)     Business Combinations
        Effective August 31, 1999, FLAG acquired, for approximately 1.2 million shares of its common stock, all of the outstanding stock of Thomaston, a $55 million thrift located in Thomaston, Georgia. Effective September 30, 1999, FLAG acquired, for approximately 575,000 shares of its common stock, all of the outstanding stock of First Hogansville Bankshares, Inc., the holding company of the $31 million Hogansville, located in Hogansville, Georgia. These acquisitions were accounted for as poolings of interests.

        During 2000, FLAG acquired certain loans, deposits and property of bank branches in Montezuma, Oglethorpe, Cusseta and Buena Vista, Georgia for a net purchase price of approximately $5,462,000. During 1999, FLAG acquired a bank branch in Blackshear, Georgia, including certain loans, deposits and property for a net purchase price of approximately $882,000.

                           FLAG FINANCIAL CORPORATION

(2)     Business Combinations, continued
        During 2000, FLAG sold the loans, deposits, and property of its bank branches in Cobbtown, Metter and Statesboro, Georgia and recognized a gain on sale of approximately $2,011,000. FLAG also sold the loans, deposits, and property of its bank branches in Blackshear, Homerville and Waycross, Georgia and recognized a gain on sale of approximately $3,069,000.

        During 2001, FLAG sold the loans, deposits and property of its branches in McRae and Milan, Georgia and recognized a gain of approximately $3,285,000.

 (3)    Investment Securities
        Investment securities at December 31, 2001 and 2000 are summarized as follows (in thousands):

                                                                             December 31, 2001
                                                             -----------------------------------------------
                                                                            Gross       Gross       Estimated
                                                             Amortized    Unrealized  Unrealized      Fair
        Investment Securities Available-for-Sale               Cost         Gains       Losses       Value
                                                             --------     --------     --------     --------
U.S. Treasuries and agencies                                 $ 25,263          596         --         25,859
State, county and municipals                                   10,470          206          104       10,572
Equity securities                                                 863          103          410          556
Mortgage-backed securities                                     76,534        1,001          117       77,418
Corporate debt securities                                       2,544          129         --          2,673
Trust preferred securities                                     13,855          593       14,448
                                                             --------     --------     --------     --------

                                                             $129,529        2,628          631      131,526
                                                             ========     ========     ========     ========


                                                                             December 31, 2001
                                                             -----------------------------------------------
                                                                            Gross       Gross       Estimated
                                                             Amortized    Unrealized  Unrealized      Fair
        Investment Securities Available-for-Sale               Cost         Gains       Losses       Value
                                                             --------     --------     --------     --------
U.S. Treasuries and agencies                                 $ 22,567          106          119       22,554
State, county and municipals                                   10,541          167           56       10,652
Equity securities                                                 893           41          445          489
Mortgage-backed securities                                     56,417          163          378       56,202
Collateralized mortgage obligations                             2,039         --             25        2,014
Trust preferred securities                                      9,343         --            532        8,811
                                                             --------     --------     --------     --------

                                                             $101,800          477        1,555      100,722
                                                             ========     ========     ========     ========

        The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2001, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           Amortized          Estimated
                                                             Cost            Fair Value
                                                             ----            ----------
        U.S. Treasuries and agencies, state, county
            and municipals and corporate debt:
               Within 1 year                                $ 1,085               1,090
               1 to 5 years                                  26,438              27,105
               5 to 10 years                                  3,995               4,157
               More than 10 years                             6,759               6,752
               Equity securities                                863                 556
               Mortgage-backed securities                    76,534              77,418
               Trust preferred securities                    13,855              14,448
                                                          ---------             -------

                                                          $ 129,529             131,526
                                                          =========             =======

                           FLAG FINANCIAL CORPORATION

  (3)   Investment Securities, continued
        Proceeds from sales of securities available-for-sale during 2001, 2000 and 1999 totaled approximately $306,000, $14,706,000, and $11,720,000 respectively. No gain or loss was realized on those sales during 2001. Gross gains of approximately $1,213,000 were realized on those sales during 1999. Gross losses of approximately $263,000 and $65,000 were realized on those sales for the years ended December 31, 2000 and 1999, respectively. During 1999, FLAG recognized gross gains of $255,000 and no losses in earnings from transfers of securities from the available-for-sale category into the trading category.

        Securities and interest-bearing deposits with a carrying value of approximately $94,443,000 and $40,791,000 at December 31, 2001 and 2000,
        respectively, were pledged to secure advances from FHLB, U.S. Government and other public deposits.

(4)     Loans
        Major classifications of loans at December 31, 2001 and 2000 are summarized as follows (in thousands):

                                                        2001         2000
                                                   ---------      -------
        Commercial, financial and agricultural      $ 74,569       92,757
        Real estate - construction                    65,052       37,501
        Real estate - mortgage                       213,748      228,508
        Installment loans to individuals              17,793       28,767
        Lease financings                               5,153        3,711
                                                   ---------      -------

                Gross loans                          376,315      391,244
        Less allowance for loan losses                 7,348        6,583
                                                   ---------      -------

                                                   $ 368,967      384,661
                                                   =========      =======


        FLAG concentrates its lending activities in the origination of permanent residential mortgage loans, commercial mortgage loans, commercial business loans, and consumer installment loans. The majority of FLAG's real estate loans are secured by real property located in West-Central, Middle and South Georgia.

        FLAG has recognized impaired loans of approximately $10,259,000 and $8,954,000 at December 31, 2001 and 2000, respectively, with a total allowance for loan losses related to these loans of approximately $2,893,000 and $1,343,000, respectively. Interest income on impaired loans of approximately $480,000 and $839,000 was recognized for cash payments received in 2001 and 2000, respectively.

        Activity in the allowance for loan losses is summarized as follows for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                               2001        2000    1999
                                                               ----        ----    ----
        Balance at beginning of year                        $ 6,583       7,017      6,194
        Provisions charged to operations                      2,488       3,597      4,656
        Loans charged off                                    (2,063)     (4,454)    (4,090)
        Recoveries on loans previously charged off              340       1,252        257
        Allowance related to loans sold and purchased            -         (829)        -
                                                            -------       -----      -----
        Balance at end of year                              $ 7,348       6,583      7,017
                                                            =======       =====      =====

        Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. As of December 31, 2001, FLAG no longer services loans for others. Unpaid principal balances of these loans at December 31, 2000 approximate $40,820,000. Custodial escrow balances maintained in connection with loan servicing, and included in demand deposits, were approximately $98,000 at December 31, 2000.

        Mortgage loans secured by 1-4 family residences totaling approximately $33,519,000 and $43,994,000 were pledged as collateral for outstanding FHLB advances as of December 31, 2001 and 2000, respectively.

                           FLAG FINANCIAL CORPORATION

 (5)    Premises and Equipment
        Premises and equipment at December 31, 2001 and 2000 are summarized as follows (in thousands):

                                                          2001        2000
                                                       --------      ------
             Land and land improvements                 $ 1,911       1,814
             Buildings and improvements                  11,943      10,993
             Furniture and equipment                     16,672      17,480
                                                       --------      ------

                                                         30,526      30,287
             Less accumulated depreciation               16,582      15,353
                                                       --------      ------

                                                       $ 13,944      14,934
                                                       ========      ======

        Depreciation expense approximated $2,273,000, $3,573,000 and $2,589,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

(6)     Time Deposits
        At December 31, 2001, contractual maturities of time deposits are summarized as follows (in thousands):

                   Year ending December 31,
                   ------------------------

                             2002                       $ 192,299
                             2003                          37,107
                             2004                           9,132
                             2005                           2,674
                             2006                           6,128
                             Thereafter                       453
                                                        ---------

                                                        $ 247,793
                                                        =========

 (7)    FHLB Advances
        FHLB advances are collateralized by FHLB stock, certain investment securities and first mortgage loans. Advances from the FHLB outstanding at December 31, 2001 mature and bear fixed interest rates as follows (in thousands):


                Year                         Amount        Interest Rate
                ----                         ------        -------------

                2002                       $ 25,119       1.95% - 8.00%
                2003                          5,000           2.063%
                2005                            256       6.65% - 6.83%
                2006                            622       6.88% - 7.55%
                Thereafter                    8,451       5.97% - 6.88%
                                           --------

                                           $ 39,448       1.95% - 8.00%
                                           ========

        During 2001, FLAG repaid $26,000,000 in advances from the FHLB prior to their original maturity date and incurred a prepayment penalty of approximately $1,123,000. These advances were repaid due to a falling interest rate environment in which FLAG could obtain new borrowings at significantly lower rates. This redemption of debt has been recorded as an extraordinary item, net of income taxes or approximately $427,000, in the 2001 statement of earnings.

                           FLAG FINANCIAL CORPORATION

(8)     Other Borrowings
        Other borrowings consist of a line of credit with a bank with a total commitment amount of $5,000,000 of which $5,000,000 was outstanding as of December 31, 2001. The line of credit bears interest at .5% below the prime rate and is secured by common stock of the Bank. The line of credit expires on October 1, 2008. At December 31, 2001, the interest rate on the line of credit was 4.25%. The terms of the line of credit include certain restrictive covenants regarding the performance of FLAG and the payment of dividends. Management believes that they are in compliance with all required covenants.

(9)     Income Taxes
        The following is an analysis of the components of income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999 (in thousands):
                                                   2001       2000        1999
                                                   ----       ----        ----

              Current                           $ 2,912      1,628         946
              Deferred                           (1,159)      (219)       (817)
              Change in valuation allowance         -            -         (51)
                                                -------      -----       -----

                                                $ 1,753      1,409          78
                                                =======      =====        ====

        The differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings before taxes for the years ended December 31, 2001, 2000 and 1999 are as follows (in thousands):

                                                              2001          2000        1999
                                                             -------      -------      -------
Pretax income at statutory rate                              $ 2,196        1,936          439
Add (deduct):
      Tax-exempt interest income                                (309)        (366)        (352)
      State income taxes, net of federal effect                  258          228           52
      Increase in cash surrender value of life insurance         (52)         (79)         (56)
      Nondeductible merger expenses                             --           --            252
      General business credits                                  (123)        (120)        (121)
      Other                                                     (217)        (190)         (85)
      Change in valuation allowance                             --            (51)
                                                             -------      -------      -------


                                                             $ 1,753        1,409           78
                                                             =======      =======      =======

        The following summarizes the net deferred tax asset. The deferred tax asset is included as a component of other assets at December 31, 2001 and 2000 (in thousands).
                                                              2001       2000
                                                             ------     ------

 Deferred tax assets:
      Allowance for loan losses                              $2,738      2,161
      Net operating loss carryforwards and credits              201        172
      Nondeductible interest on non-accrual loans               139        275
      Nondeductible expenses                                    158        256
      Unrealized losses on securities available-for-sale       --          410
      Other                                                     454         53
                                                             ------     ------
            Total gross deferred tax assets                   3,690      3,327
                                                             ------     ------
 Deferred tax liabilities:
      Premises and equipment                                     77        467
      Unrealized gain on cash flow hedges                       299        247
      Unrealized gain on securities available-for-sale          759       --
      Other                                                      30         26
                                                             ------     ------
            Total gross deferred tax liabilities              1,165        740
                                                             ------     ------
            Net deferred tax asset                           $2,525      2,587
                                                             ======     ======

                           FLAG FINANCIAL CORPORATION

(9)     Income Taxes, continued
        The Internal Revenue Code ("IRC") was amended during 1996 and the IRC section 593 reserve method for loan losses for thrift institutions was repealed. Effective January 1, 1996, First Flag and Thomaston now compute their tax bad debt reserves under the rules of IRC section 585, which apply to commercial banks. In years prior to 1996, First Flag and Thomaston obtained tax bad debt deductions approximating $2.9 million in excess of their financial statement allowance for loan losses for which no provision for federal income tax was made. These amounts were then subject to federal income tax in future years pursuant to the prior IRC section 593 provisions if used for purposes other than to absorb bad debt losses. Effective January 1, 1996, approximately $2.9 million of the excess reserve is subject to recapture only if First Flag and Thomaston cease to qualify as a bank pursuant to the provisions of IRC section 585.

(10)    Employee and Director Benefit Plans
        Defined Contribution Plan
        -------------------------
        FLAG sponsors the FLAG Financial Profit Sharing Thrift Plan that is qualified pursuant to IRC section 401(k). The plan allows eligible employees to defer a portion of their income by making contributions into the plan on a pretax basis. The plan provides a matching contribution based on a percentage of the amount contributed by the employee. The plan also provides that the Board of Directors may make discretionary profit-sharing contributions up to 15% of eligible compensation to the plan. The plan allows participants to direct up to 75% of their account balance and/or contributions to be invested in the common stock of FLAG. The trustee of the plan is required to purchase the FLAG stock at market value and may not acquire more than 25% of the issued and outstanding shares. During the years ended December 31, 2001, 2000 and 1999, the Company contributed approximately $420,000, $391,000 and $323,000, respectively, to this plan under its matching provisions.

        Directors' Retirement Plan
        --------------------------
        The Bank sponsors a defined contribution postretirement benefit plan to provide retirement benefits to certain of their Board of Directors and to provide death benefits for their designated beneficiaries. Under this plan, the Bank purchased split-dollar whole life insurance contracts on the lives of each Director. The increase in cash surrender value of the contracts, less the Bank's cost of funds, constitutes their contribution to the plan each year. In the event the insurance contracts fail to produce positive returns, the Bank has no obligation to contribute to the plan. At December 31, 2001 and 2000, the cash surrender value of the insurance contracts was approximately $4,478,000 and $4,187,000. Expenses incurred for benefits were approximately $20,000, $19,000 and $50,000 during 2001, 2000 and 1999, respectively.

        Defined Benefit Plans
        ---------------------
        Prior to 2000, Hogansville sponsored a noncontributory defined benefit pension plan covering substantially all of its employees who have completed one year of service. This pension plan was frozen effective September 30, 1999 and terminated effective October 30, 1999 at which time all accrued benefits became fully vested. During 2000, FLAG fully satisfied its liability under this plan.

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

                           FLAG FINANCIAL CORPORATION

(10)    Employee and Director Benefit Plans, continued
        Stock Option Plan, continued
        ------------------
        Thomaston previously sponsored a stock option plan for its directors and key officers. Prior to its merger with FLAG, Thomaston had approximately 27,595 options outstanding to purchase Thomaston common stock. This stock option plan was terminated upon Thomaston's merger with FLAG, and each option holder was issued options to purchase FLAG common stock in an amount equal to their options previously outstanding under the Thomaston stock option plan multiplied by the conversion factor of 1.7275.

        SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, entities to compute the fair value of options at the date of grant and to recognize such costs as compensation expense immediately if there is no vesting period or ratably over the vesting period of the options. FLAG has chosen not to adopt the cost recognition principles of this statement. No compensation expense has been recognized in 2001, 2000 or 1999 related to the stock option plans. Had compensation cost been determined based upon the fair value of the options at the grant dates consistent with the method of the statement, FLAG's net earnings and net earnings per share would have been reduced to the pro forma amounts indicated below.

                                                                                2001        2000        1999
                                                                                ----        ----        ----

         Net earnings (in thousands)         As reported                      $ 4,010       4,284       1,213
                                             Pro forma                          3,130       3,411         545
         Basic earnings per share            As reported                          .51         .52         .15
                                             Pro forma                            .40         .42         .07
         Diluted earnings per share          As reported                          .51         .52         .15
                                             Pro forma                            .40         .41         .07

        The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions: dividend yield ranging from 3% to 3.55%; volatility ranging from .2159 to .9803; risk free interest rate ranging from 4.5% to 6% and an expected life of 5 years. The weighted average grant-date fair value of options granted in 2001, 2000 and 1999 was $1.79, $5.21 and $5.38, respectively.

        A summary of activity in these stock option plans is presented below:

                                               2001                     2000                      1999
                                       ----------------------     ---------------------    ---------------------
                                                   Weighted                   Weighted                 Weighted
                                                    Average                    Average                  Average
                                                    Option                     Option                   Option
                                                    Price                      Price                    Price
                                       Shares      Per Share      Shares      Per Share     Shares     Per Share
                                       ------      ---------      ------      ---------     ------     ---------
Outstanding , beginning of year       949,949       $   9.48        813,409       $   10.34       539,024       $   11.87
Granted during the year                90,250           6.93        257,751            6.62       274,749            8.53
Granted for merger with
     Thomaston                             --             --            --               --        47,670            3.47
Cancelled during the year             (39,514)          9.20       (118,621)           9.73       (36,625)          12.24
Exercised during the year              (2,590)          3.47         (2,590)           3.47       (11,409)           4.13
                                     --------       --------       --------       ---------      --------       ---------

Outstanding, end of year              998,095       $   9.22        949,949       $    9.48       813,409       $   10.34
                                     ========       ========       ========       =========      ========       =========

                                       44

                           FLAG FINANCIAL CORPORATION

(10)    Employee and Director Benefit Plans, continued
        Stock Option Plan, continued
        ------------------
        A summary of options outstanding as of December 31, 2001 is presented below:

                                                         Weighted                                                Weighted
                                     Range of             Average                              Options            Average
                 Options              Price per          Option Price          Years            Currently        Option Price
               Outstanding              Share              Per Share         Remaining         Exercisable         Per Share
               -----------              -----              ---------         ---------         -----------         ---------
                  50,161          $3.47 -  5.13             $3.98             8                  36,286           $ 3.65
                 576,435           6.00 -  9.19              7.33             8                 229,890             7.44
                 371,499           10.00 -13.75             12.88             7                 274,625            12.91
                 -------           ------------             -----             -                 -------           ------

                 998,095         $ 3.47 - 13.75            $ 9.22             8                 540,801           $ 9.96
                 =======          =============            ======             =                 =======           ======


(11)    Stockholders' Equity
        Shares of preferred stock may be issued from time to time in one or more series as established by resolution of the Board of Directors of FLAG, up to a maximum of 10,000,000 shares. Each resolution shall include the number of shares issued, preferences, special rights and limitations as determined by the Board.

(12)    Regulatory Matters
        FLAG and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, action by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 that FLAG and the Bank meet all capital adequacy requirements to which they are subject.

        Minimum ratios required by the Bank to ensure capital adequacy are 8% for total capital to risk weighted assets and 4% each for Tier 1 capital to average assets. Minimum ratios required by the Bank to be well capitalized under prompt corrective action provisions are 10% for total capital to risk weighted assets, 6% for Tier 1 capital to risk weighted assets and 5% for Tier 1 capital to average assets. Minimum amounts required for capital adequacy purposes and to be well capitalized under prompt corrective action provisions are presented below for FLAG and the Bank. Prompt corrective action provisions do not apply to bank holding companies.

                           FLAG FINANCIAL CORPORATION

(12)    Regulatory Matters, continued

                                                                                                         To Be Well
                                                                                                     Capitalized Under
                                                                                   For Capital       Prompt Corrective
                                                               Actual           Adequacy Purposes    Action Provisions
                                                         ------------------     -----------------    -----------------
                                                         Amount       Ratio      Amount     Ratio     Amount      Ratio
                                                         ------       -----      ------     -----     ------      -----
                                                        (000's)                 (000's)               (000's)
        As of December 31, 2001:
           Total Capital (to Risk Weighted Assets)
             FLAG consolidated                          $ 51,196        11.5%  $ 35,754       8.0%          N/A      N/A
             FLAG Bank                                  $ 53,211        12.0%  $ 35,458       8.0%     $ 44,322    10.0%
           Tier 1 Capital (to Risk Weighted Assets)
             FLAG consolidated                          $ 45,640        10.3%  $ 17,877       4.0%          N/A      N/A
             FLAG Bank                                  $ 47,897        10.8%  $ 17,729       4.0%     $ 26,593     6.0%
           Tier 1 Capital (to Average Assets)
             FLAG consolidated                          $ 45,640         8.1%  $ 22,634       4.0%          N/A      N/A
             FLAG Bank                                  $ 47,897         8.5%  $ 22,512       4.0%     $ 28,141     5.0%

        As of December 31, 2000:
           Total Capital (to Risk Weighted Assets)
             FLAG consolidated                          $ 53,390        12.5%  $ 34,116       8.0%          N/A      N/A
             FLAG Bank                                  $ 51,553        11.8%  $ 34,993       8.0%     $ 43,741    10.0%
           Tier 1 Capital (to Risk Weighted Assets)
             FLAG consolidated                          $ 48,044        11.3%  $ 17,058       4.0%          N/A      N/A
             FLAG Bank                                  $ 46,072        10.5%  $ 17,496       4.0%     $ 26,245     6.0%
           Tier 1 Capital (to Average Assets)
             FLAG consolidated                          $ 48,044        10.1%  $ 19,046       4.0%          N/A      N/A
             FLAG Bank                                  $ 46,072         9.8%  $ 18,813       4.0%     $ 23,516     5.0%

        Banking regulations limit the amount of dividends the Bank can pay to FLAG without prior regulatory approval. These limitations are a function of excess regulatory capital and net earnings in the year the dividend is declared. In 2002, the Bank can pay dividends totaling approximately $2,094,000 without prior regulatory approval.

 (13)   Commitments and Contingencies
        Prior to 2001, FLAG sponsored a partially self-insured health care plan for the benefit of eligible employees and their eligible dependents, administered by a third party administrator. Claims in excess of $15,000 per person annually, but less than $1,000,000, are covered by an insurance policy with Guarantee Mutual Life Company. FLAG is responsible for any claims less than $15,000 per person annually. During 2001, FLAG discontinued this plan and became fully insured, subject to certain deductibles.

        FLAG is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its cost of funds. These financial instruments include commitments to extend credit, standby letters of credit and interest rate floor agreements. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated balance sheets. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

        Commitments to originate first mortgage loans and to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. The Bank's loans are primarily collateralized by residential and other real properties, automobiles, savings deposits, accounts receivable, inventory and equipment.

                           FLAG FINANCIAL CORPORATION

(13)    Commitments and Contingencies, continued
        Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. Most letters of credit extend for less than one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

        FLAG's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. All standby letters of credit are secured at December 31, 2001 and 2000.

                                                                                                         2001       2000
                                                                                                         ----       ----
                Financial instruments whose contract amounts represent credit risk (in thousands):
                        Commitments to extend credit                                                 $ 71,599     56,108
                        Standby letters of credit                                                      $  955      1,023

        FLAG maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by certain movements in interest rates. FLAG views this strategy as a prudent management of interest rate sensitivity, such that earnings are not exposed to undue risk presented by changes in interest rates.

        Derivative instruments that are used as part of FLAG's interest rate risk-management strategy include interest rate contracts (floors). As a matter of policy, FLAG does not use highly leveraged derivative instruments for interest rate risk management. Interest rate floor agreements provide for a variable cash flow if interest rates decline below the strike rate, based on a notional principal amount and maturity date.

        By using derivative instruments, FLAG is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes FLAG, and, therefore, creates a repayment risk for FLAG. When the fair value of a derivative contract is negative, FLAG owes the counterparty and, therefore, it has no repayment risk. FLAG minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically.

        FLAG's derivative activities are monitored by its asset/liability management committee as part of that committee's oversight of FLAG's asset/liability and treasury functions. FLAG's asset/liability committee is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the overall interest-rate risk management.

        As described more fully in the summary of significant accounting policies, FLAG adopted SFAS No. 133 during 2000. All of FLAG's derivative financial instruments are classified as highly effective cash flow hedges.

        For the year ended December 31, 2001, there were no material amounts recognized which represented the ineffective portion of cash flow hedges. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

                           FLAG FINANCIAL CORPORATION

(14)    Related Party Transactions
        FLAG conducts transactions with its directors and executive officers, including companies in which they have beneficial interest, in the normal course of business. It is the policy of FLAG that loan transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time for comparable loans to other persons. The following is a summary of activity for related party loans for 2001 (in thousands).

        Balance at December 31, 2000                                 $ 863
        New loans                                                    1,137
        Repayments                                                     903
                                                                  --------

        Balance at December 31, 2001                              $  1,097
                                                                  ========

        At December 31, 2001, deposits from directors, executive officers and their related interests aggregated approximately $2,789,000. These deposits were taken in the normal course of business at market interest rates.

 (15)   Miscellaneous Operating Expenses
        Components of other operating expenses in excess of 1% of interest and other income for the years ended December 31, 2001, 2000 and 1999 are as follows (in thousands):

                                                2001       2000       1999
                                                ----       ----       ----
         Data processing                       $ 344        724      1,587
         Telephone                             $ 789        707        884
         Office supplies                       $ 352        571      1,013

 (16)   FLAG Financial Corporation (Parent Company Only) Financial Information

                                 Balance Sheets

                           December 31, 2001 and 2000

                                     Assets
                                     ------

                                                              2001        2000
                                                            -------      -------
                                                               (In Thousands)

Cash                                                        $   706          374
Investment securities                                         1,403          891
Investment in subsidiaries                                   56,538       53,782
Equipment, net                                                   32        2,630
Other assets                                                  1,013        1,169
                                                            -------      -------

                                                            $59,692       58,846
                                                            =======      =======

                 Liabilities and Stockholders' Equity
                 ------------------------------------

Accounts payable and accrued expenses                       $   669        1,848
Other borrowings                                              5,000        1,500
Stockholders' equity                                         54,023       55,498
                                                            -------      -------
                                                            $59,692       58,846
                                                            =======      =======

                           FLAG FINANCIAL CORPORATION

(16) FLAG Financial Corporation (Parent Company Only) Financial Information, continued

                                                    Statements of Earnings

                                     For the Years Ended December 31, 2001, 2000 and 1999

                                                                                       2001         2000          1999
                                                                                     -------       -------       -------
                                                                                                (In Thousands)
Income:
  Dividend income from subsidiaries                                                  $ 3,250         2,000         5,770
  Interest income                                                                          5             6            17
  Gain (loss)on investments                                                               (5)         --           1,627
  Other                                                                                    3         7,715         4,126
                                                                                     -------       -------       -------
           Total income                                                                3,253         9,721        11,540
                                                                                     -------       -------       -------
Operating expenses:
  Interest expense                                                                        93           110             3
  Other                                                                                  195        10,278         7,857
                                                                                     -------       -------       -------
           Total operating expenses                                                      288        10,388         7,860
                                                                                     -------       -------       -------
           Earnings (loss)before income tax benefit and dividends received in excess of earnings of subsidiaries and equity in undistributed
             earnings of subsidiaries                                                  2,965          (667)        3,680
Income tax benefit                                                                       107         1,004           617
                                                                                     -------       -------       -------
           Earnings before dividends received in excess of earnings of
             subsidiaries and equity in undistributed earnings  of subsidiaries        3,072           337         4,297
Dividends received in excess of earnings of subsidiaries                                --            --          (3,084)
Equity in undistributed earnings of subsidiaries                                         938         3,947          --
                                                                                     -------       -------       -------
           Net earnings                                                              $ 4,010         4,284         1,213
                                                                                     =======       =======       =======



                           FLAG FINANCIAL CORPORATION

(16) FLAG Financial Corporation (Parent Company Only) Financial Information, continued

                                         Statements of Cash Flows

                           For the Years Ended December 31, 2001, 2000 and 1999

                                                                       2001          2000          1999
                                                                     -------       -------       -------
                                                                                (In Thousands)
Cash flows from operating activities:
  Net earnings                                                       $ 4,010         4,284         1,213
  Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization                                      15           502           298
       Gain on investments                                              --            --          (1,627)
       Proceeds from sale of trading securities                         --            --           1,701
       Dividends received in excess of earnings of subsidiaries         --            --           3,084
       Equity in undistributed earnings of subsidiaries                 (938)       (3,947)         --
       Change in other assets and liabilities                         (1,020)          148           740
                                                                     -------       -------       -------

             Net cash provided by operating activities                 2,067           987         5,409
                                                                     -------       -------       -------

Cash flows from investing activities:
  Purchase of investment securities                                     (450)         --            (908)
  Proceeds from sale of investment securities                             34             1           418
  Purchase of equipment                                                 --            (328)       (2,164)
  Proceeds from sale of equipment to subsidiary                        2,590          --            --
  Investment in subsidiaries                                            --            --            (390)
                                                                     -------       -------       -------

             Net cash used in investing activities                     2,174          (327)       (3,044)
                                                                     -------       -------       -------

Cash flows from financing activities:
  Stock transactions of pooled entities                                 --            --              38
  Change in other borrowings                                           3,500         1,500          --
  Exercise of stock options                                               10             8            48
  Purchase of treasury stock                                          (5,517)         (876)          (52)
  Dividends paid                                                      (1,902)       (1,974)       (1,744)
                                                                     -------       -------       -------

             Net cash used in financing activities                    (3,909)       (1,342)       (1,710)
                                                                     -------       -------       -------

Net change in cash                                                       332          (682)          655

Cash at beginning of year                                                374         1,056           401
                                                                     -------       -------       -------

Cash at end of year                                                  $   706           374         1,056
                                                                     =======       =======       =======



                           FLAG FINANCIAL CORPORATION

(17)    Quarterly Operating Results (Unaudited)
        The following is a summary of the unaudited condensed consolidated quarterly operating results of FLAG for the years ended December 31, 2001 and 2000 (amounts in thousands, except per share amounts):

                                                               2001
                                        -----------------------------------------------
                                                          Quarter Ended
                                        Dec. 31      Sept. 30      June 30    March 31
                                         -------      -------      -------      -------

Interest income                          $10,013       11,118       11,550       11,854
Interest expense                           4,785        5,101        5,215        5,454
                                         -------      -------      -------      -------
Net interest income                        5,228        6,017        6,335        6,400
Provision for loan losses                  1,900           84          252          252
                                         -------      -------      -------      -------
Net interest income after provision
  for loan losses                          3,328        5,933        6,083        6,148
Noninterest income                         5,226        1,931        1,678        1,833
Noninterest expense                        6,746        6,260        6,466        6,229
                                         -------      -------      -------      -------
Earnings before income taxes
  and extraordinary item                   1,808        1,604        1,295        1,752
Provision for income taxes                   509          438          323          483
                                         -------      -------      -------      -------

Earnings before extraordinary item         1,299        1,166          972        1,269
Extraordinary item                           696         --           --           --
                                         -------      -------      -------      -------

Net earnings                             $   603        1,166          972        1,269
                                         =======      =======      =======      =======

Net earnings per share                   $   .08          .15          .12          .16
                                         =======      =======      =======      =======

Weighted average shares outstanding        7,465        7,769        7,973        8,032
                                         =======      =======      =======      =======

                                                              2000
                                         -----------------------------------------------
                                                         Quarter Ended
                                         Dec. 31     Sept. 30      June 30      March 31
                                         -------     --------      -------      --------

Interest income                          $10,604       11,879       12,030       11,879
Interest expense                           5,078        5,688        5,469        5,196
                                         -------      -------      -------      -------
Net interest income                        5,526        6,191        6,561        6,683
Provision for loan losses                     88        2,183          733          593
                                         -------      -------      -------      -------
Net interest income after provision
  for loan losses                          5,438        4,008        5,828        6,090
Noninterest income                         1,522        6,637        1,888        1,915
Noninterest expense                        5,873        7,643        6,936        7,181
                                         -------      -------      -------      -------
Earnings before income taxes               1,087        3,002          780          824
Provision for income taxes                   217          924          120          148
                                         -------      -------      -------      -------

Net earnings                             $   870        2,078          660          676
                                         =======      =======      =======      =======

Net earnings per share                   $   .11          .25          .08          .08
                                         =======      =======      =======      =======

Weighted average shares outstanding        8,167        8,217        8,218        8,240
                                         =======      =======      =======      =======


                           FLAG FINANCIAL CORPORATION

(18)    Fair Value of Financial Instruments
        FLAG is required to disclose fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of FLAG's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of FLAG or the Bank, but rather a good-faith estimate of the increase or decrease in value of financial instruments held by FLAG since purchase, origination or issuance.

        Cash and Cash Equivalents and Interest-Bearing Deposits
        -------------------------------------------------------

        For cash, due from banks, federal funds sold and interest-bearing deposits with other banks the carrying amount is a reasonable estimate of fair value.

        Securities Available-for-Sale
        -----------------------------
        Fair values for securities available-for-sale are based on quoted market prices.

        Other investments
        -----------------
        The carrying value of other investments approximates fair value.

        Loans and Mortgage Loans Held-for-Sale
        --------------------------------------
        The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value.

        Mortgage Servicing Rights
        -------------------------
        The carrying value of mortgage servicing rights approximates fair value.

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

        Federal Funds Purchased, Repurchase Agreements and Other Borrowings
        -------------------------------------------------------------------

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

        Commitments to Originate First Mortgage Loans, Commitments to Extend
        --------------------------------------------------------------------
        Credit and Standby Letters of Credit
        ------------------------------------

        Because commitments to originate first mortgage loans, commitments to extend credit and standby letters of credit are made using variable rates, the contract value is a reasonable estimate of fair value.

        Interest Rate Contracts
        -----------------------
        The fair value of interest rate contracts is obtained from dealer quotes. These values represent the amount the Company would receive to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.

                           FLAG FINANCIAL CORPORATION

(18)    Fair Value of Financial Instruments, continued
        Limitations
        -----------
        Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time FLAG's entire holdings of a particular financial instrument. Because no market exists for a significant portion of FLAG's financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

        The carrying amount and estimated fair values of FLAG's financial instruments at December 31, 2001 and 2000 are as follows (In Thousands):

                                                                                   2001                       2000
                                                                          -----------------------    ------------------------
                                                                          Carrying     Estimated     Carrying      Estimated
                                                                           Amount      Fair Value     Amount       Fair Value
                                                                           ------      ----------     ------       ----------

              Assets:
                Cash and cash equivalents                                 $ 20,078        20,078       21,873          21,873
                Interest-bearing deposits                                      160           160        3,451           3,451
                Investment securities available-for-sale                   131,526       131,526      100,722         100,722
                Other investments                                            5,835         5,835        5,361           5,361
                Mortgage loans held for sale                                 6,454         6,454        4,121           4,121
                Loans, net                                                 368,967       369,611      384,661         383,243
                Mortgage servicing rights                                    -             -              319             319
                Cash surrender value of life insurance                       4,478         4,478        4,484           4,484
                Interest rate contracts                                        599           599          650             650

              Liabilities:
                Deposits                                                 $ 440,582       444,957      461,438         462,501
                Federal funds purchased and repurchase agreements           18,001        18,001          661             661
                FHLB advances                                               39,448        39,904       31,973          31,946
                Other borrowings                                             5,000         5,000        1,500           1,500

              Unrecognized financial instruments:
                Commitments to extend credit                            $        -        71,599          -            56,108
                Standby letters of credit                                        -           955          -             1,023


(19)     Subsequent Events
         On January 15, 2002, the Board of Directors approved a plan to effect a 1 for 6,000 reverse stock split. Under the terms of the reverse stock split, as subsequently modified, holders of fractional shares of common stock after the split would receive cash in lieu of fractional shares at a pre-split price of $9.10 per share. Upon consummation of the reverse stock split, FLAG was to de-register its common stock with the Securities and Exchange Commission and terminate the listing of its common stock on the Nasdaq Stock Market. In conjunction with this reverse stock split, a group of investors was to purchase up to 1,300,000 shares of common stock in a private placement for $9.10 per share and up to 1,300,000 warrants to purchase common stock at an exercise price of $9.10 per share and a purchase price of $1.00 per warrant. Management of FLAG was to change to include some of these investors. Certain members of FLAG's management were to receive payments totaling approximately $2,579,000 to buy out their existing management contracts.

         On February 15, 2002, FLAG received a preliminary indication of interest regarding a potential acquisition of the company. The Board of Directors rejected this offer and withdrew its proposal to effect the 1 for 6,000 reverse stock split. It decided, however, to proceed with the private placement and management changes.

         As of February 19, 2002, FLAG had received subscriptions to purchase the 1,300,000 shares of its common stock and warrants in the private placement discussed above and certain of these investors became members of FLAG's executive management team. Also on February 19, 2002, FLAG purchased the existing management contracts as discussed above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III
                                    --------

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to the directors and executive officers of the Company is set forth under the captions "Proposal 1 - Election of Directors-Nominees, - Information Regarding Nominees and Continuing Directors and - Executive Officers" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders to be held on May 28, 2002. Such information is incorporated herein by reference.

         Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by directors and executive officers of the Company and the Bank is set forth under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement referred to above. Such information is incorporated herein by reference. To the Company's knowledge, no person was the beneficial owner of more than 10% of the Company's common stock during 2001.


ITEM 11.        EXECUTIVE COMPENSATION

         Information relating to executive compensation is set forth under the captions "Proposal 1- Election of Directors- Director Compensation" and "Executive Compensation" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.


ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding ownership of the Company's common stock by management and beneficial owners of 5% of the Company's common stock is set forth under the captions "Proposal 1 - Election of Directors - Management Stock Ownership" and "Principal Shareholders" in the Proxy Statement referred in Item 10 above and is incorporated herein by reference.


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain transactions between the Bank and directors and executive officers of the Company and the Bank is set forth under the caption "Related Party Transactions" in the Proxy Statement referred to in
Item 10 above and is incorporated herein by reference.

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

(a)(2) The financial statement schedules are either included in the financial statements or are not applicable.

(a)(3)   Exhibit List


Exhibit No.                                          Description
-----------                                          -----------

3.1 Articles of Incorporation of the Company, as amended through October 15, 1993 (incorporated by reference from Exhibit 3.1(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

3.2 Bylaws of the Company, as amended through March 30, 1998 (incorporated by reference from Exhibit 3.1(ii) to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

3.3 Amendment to Bylaws of the Company as adopted by resolution of Board of Directors on October 19, 1998 (incorporated by reference from Exhibit 3.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

3.4 Amendment to Bylaws of the Company as adopted by resolution of the Board of Directors on December 20, 2000 (incorporated by reference from Exhibit 3.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

3.5 Amendment to Bylaws of the Company as adopted by resolution of the Board of Directors on February 19, 2001

4.1 Instruments Defining the Rights of Security Holders (See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibits 3.2, 3.3, 3.4 and 3.5 hereto)

10.1* Amended and Restated Employment Agreement between J. Daniel Speight, Jr. and the Company dated as of January 1, 2001 (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000), as further amended and restated pursuant to the Amended and Restated Employment Agreement between J. Daniel Speight, Jr. and the Company dated as of February 21, 2002.

10.2*             Amended and Restated Employment Agreement between John S.
                  Holle and the Company dated as of January 1, 2001 (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended

                  December 31, 2000), as repurchased pursuant to the Repurchase of Employment Agreement between John S. Holle and the Company dated as of February 20, 2002, as amended as of March 26, 2002.

10.3* Employment Agreement between Charles O. Hinely and the Company dated as of April 1, 1999 (incorporated by reference from Exhibit 10.4 to the Company's Annual Report on form 10-K for the fiscal year ended December 31, 1999), as amended and restated pursuant to the Amended and Restated Employment Agreement between Charles O. Hinely and the Company dated as of February 21, 2002.

10.4* Separation Agreement between J. Preston Martin and the Company dated May 13, 1998 (incorporated by reference from Exhibit
                  10.6 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997), as cancelled pursuant to the Cancellation Agreement between J. Preston Martin and the Company dated as of February 19, 2002.

10.5*             [Reserved]

10.6* Split Dollar Insurance Agreement between J. Daniel Speight, Jr. and Citizens Bank dated November 2, 1992 (incorporated by reference from Exhibit 10.7 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.7* Director Indexed Retirement Program for Citizens Bank dated January 13, 1995 (incorporated by reference from Exhibit 10.8 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.8* Form of Executive Agreement (pursuant to Director Indexed Retirement Program for Citizens Bank) for individuals listed on exhibit cover page (incorporated by reference from Exhibit
                  10.9 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.9* Form of Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement (pursuant to Director Indexed Retirement Program for Citizens Bank) for individuals listed on exhibit cover page (incorporated by reference from Exhibit
                  10.10 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.10* Director Indexed Fee Continuation Program for First Federal Savings Bank of LaGrange effective February 3, 1995 (incorporated by reference from Exhibit 10.12 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.11* Form of Director Agreement (pursuant to Director Indexed Fee Construction Program for First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.13 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.12* Form of Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement (pursuant to Director Indexed Fee Continuation Program of First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.14 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.13* Form of Indexed Executive Salary Continuation Plan Agreement by and between First Federal Savings Bank of LaGrange and individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.14* Form of Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement (pursuant to Executive Salary Continuation Plan for First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.16 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.15* Indexed Executive Salary Continuation Plan Agreement by and between First Federal Savings Bank of LaGrange and William F. Holle, Jr. dated February 3, 1995 (incorporated by reference from Exhibit 10.17 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31,
                  1997)

10.16* Form of Deferred Compensation Plan by and between The Citizens Bank and individuals listed on exhibit cover page (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.17* FLAG Financial Corporation 1994 Employees Stock Incentive Plan (As Amended and Restated through March 30, 1998) (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31,
                  2000)

10.18* FLAG Financial Corporation 1994 Directors Stock Incentive Plan (As Amended through September 18, 1997) (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.19* First Amendment to the FLAG Financial Corporation 1994 Employees Stock Incentive Plan (As Amended and Restated as of March 30, 1998), dated as of March 15, 1999 (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.20* Second Amendment to the FLAG Financial Corporation 1994 Employees Stock Incentive Plan (As Amended and Restated as of March 30, 1998), dated as of January 16, 2001 (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.21* First Amendment to the FLAG Financial Corporation 1994 Directors Stock Incentive Plan (As Amended and Restated as of September 18, 1997), dated as of December 21, 1998 (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.22* Second Amendment to the FLAG Financial Corporation 1994 Directors Stock Incentive Plan (As Amended and Restated as of September 18, 1997), dated as of October 25, 1999 (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.23* Third Amendment to the FLAG Financial Corporation 1994 Directors Stock Incentive Plan (As Amended and Restated as of September 18, 1997), dated January 16, 2001 (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

21 Subsidiaries (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

23                Consent of Porter Keadle Moore, LLP

--------------------

       * The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-K.



(b)    Reports on Form 8-K filed during Fourth Quarter of 2001

       None

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

                                                  FLAG FINANCIAL CORPORATION
                                                           (Registrant)


Date:  March 26, 2002                    By:      /s/ Joseph W. Evans
                                                  ------------------
                                                  Joseph W. Evans
                                                  Chief Executive Officer


                                POWER OF ATTORNEY

       KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph W. Evans and J. Daniel Speight, Jr., and each of them, as true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, as amended, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all which said attorneys-in-fact and agents or either of them, or their or his substitute or substitutes, may lawfully do, or cause to be done by virtue hereof.


Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 26, 2002:


      Signature                           Title
      ---------                           -----



/s/ William H. Anderson, II              Director
---------------------------
    William H. Anderson, II


/s/ H. Speer Burdette, III               Director
--------------------------
    H. Speer Burdette, III


/s/ Stephen W. Doughty                   Executive Vice President, Chief Risk
----------------------                   Management Officer and Director
    Stephen W. Doughty


/s/ David B. Dunaway                     Director
--------------------
    David B. Dunaway

/s/ Fred A. Durand, III                  Director
----------------------
    Fred A. Durand, III


/s/ Joseph W. Evans                      Chairman and Chief Executive Officer
-------------------                      (principal executive officer)
    Joseph W. Evans


/s/ Charles O. Hinely                    Chief Financial Officer (principal
---------------------                    financial and accounting officer)
    Charles O. Hinely


/s/ James W. Johnson                     Director
---------------------
    James W. Johnson


/s/ J. Daniel Speight, Jr.               President and Director
--------------------------
    J. Daniel Speight, Jr.


/s/ J. Thomas Wiley, Jr.                 Executive Vice President, Chief Banking
------------------------                 Officer and Director
    J. Thomas Wiley, Jr.

Exhibit Index

     The following exhibits are filed as part of or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

       Exhibit No.                         Description
       -----------                         -----------

         3.6 Articles of Incorporation of the Company, as amended through October 15, 1993 (incorporated by reference from Exhibit 3.1(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

         3.7 Bylaws of the Company, as amended through March 30, 1998 (incorporated by reference from Exhibit 3.1(ii) to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

         3.8 Amendment to Bylaws of the Company as adopted by resolution of Board of Directors on October 19, 1998 (incorporated by reference from Exhibit 3.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

         3.9 Amendment to Bylaws of the Company as adopted by resolution of the Board of Directors on December 20, 2000 (incorporated by reference from Exhibit 3.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

         3.10 Amendment to Bylaws of the Company as adopted by resolution of the Board of Directors on February 19, 2001

         4.1 Instruments Defining the Rights of Security Holders (See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibits 3.2, 3.3, 3.4 and 3.5 hereto)

         10.1* Amended and Restated Employment Agreement between J. Daniel Speight, Jr. and the Company dated as of January 1, 2001 (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000), as further amended and restated pursuant to the Amended and Restated Employment Agreement between J. Daniel Speight, Jr. and the Company dated as of February 21, 2002.

         10.2* Amended and Restated Employment Agreement between John S. Holle and the Company dated as of January 1, 2001 (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000), as repurchased pursuant to the Repurchase of Employment Agreement between John S. Holle and the Company dated as of February 20, 2002, as amended as of March 26, 2002.

         10.3* Employment Agreement between Charles O. Hinely and the Company dated as of April 1, 1999 (incorporated by reference from Exhibit 10.4 to the Company's Annual Report on form 10-K for the fiscal year ended December 31, 1999), as amended and restated pursuant to the Amended and Restated Employment Agreement between Charles O. Hinely and the Company dated as of February 21, 2002.

         10.4* Separation Agreement between J. Preston Martin and the Company dated May 13, 1998 (incorporated by reference from Exhibit
                  10.6 to Amendment No. 1 to the Company's Annual Report on Form

                  10-K/A for the fiscal year ended December 31, 1997), as cancelled pursuant to the Cancellation Agreement between J. Preston Martin and the Company dated as of of February 19, 2002.

         10.5*    [Reserved]

         10.6* Split Dollar Insurance Agreement between J. Daniel Speight, Jr. and Citizens Bank dated November 2, 1992 (incorporated by reference from Exhibit 10.7 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

         10.7* Director Indexed Retirement Program for Citizens Bank dated January 13, 1995 (incorporated by reference from Exhibit 10.8 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

         10.8* Form of Executive Agreement (pursuant to Director Indexed Retirement Program for Citizens Bank) for individuals listed on exhibit cover page (incorporated by reference from Exhibit
                  10.9 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

         10.9* Form of Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement (pursuant to Director Indexed Retirement Program for Citizens Bank) for individuals listed on exhibit cover page (incorporated by reference from Exhibit
                  10.10 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

         10.10* Director Indexed Fee Continuation Program for First Federal Savings Bank of LaGrange effective February 3, 1995 (incorporated by reference from Exhibit 10.12 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

         10.11* Form of Director Agreement (pursuant to Director Indexed Fee Construction Program for First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.13 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

         10.12* Form of Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement (pursuant to Director Indexed Fee Continuation Program of First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.14 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

         10.13* Form of Indexed Executive Salary Continuation Plan Agreement by and between First Federal Savings Bank of LaGrange and individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

         10.14* Form of Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement (pursuant to Executive Salary Continuation Plan for First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.16 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

         10.15* Indexed Executive Salary Continuation Plan Agreement by and between First Federal Savings Bank of LaGrange and William F. Holle, Jr. dated February 3, 1995 (incorporated by reference from Exhibit 10.17 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31,
                  1997)

         10.16* Form of Deferred Compensation Plan by and between The Citizens Bank and individuals listed on exhibit cover page (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

         10.17* FLAG Financial Corporation 1994 Employees Stock Incentive Plan (As Amended and Restated through March 30, 1998) (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31,
                  2000)

         10.18* FLAG Financial Corporation 1994 Directors Stock Incentive Plan (As Amended through September 18, 1997) (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

         10.19* First Amendment to the FLAG Financial Corporation 1994 Employees Stock Incentive Plan (As Amended and Restated as of March 30, 1998), dated as of March 15, 1999 (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

         10.20* Second Amendment to the FLAG Financial Corporation 1994 Employees Stock Incentive Plan (As Amended and Restated as of March 30, 1998), dated as of January 16, 2001 (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

         10.21* First Amendment to the FLAG Financial Corporation 1994 Directors Stock Incentive Plan (As Amended and Restated as of September 18, 1997), dated as of December 21, 1998 (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

         10.22* Second Amendment to the FLAG Financial Corporation 1994 Directors Stock Incentive Plan (As Amended and Restated as of September 18, 1997), dated as of October 25, 1999 (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

         10.23* Third Amendment to the FLAG Financial Corporation 1994 Directors Stock Incentive Plan (As Amended and Restated as of September 18, 1997), dated January 16, 2001 (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

         22 Subsidiaries (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

         23       Consent of Porter Keadle Moore, LLP

--------------------

       * The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-K.