Form 10-Q
period 2002-03-31
FLAG FINANCIAL CORP
filed 2002-05-15
CIK 897509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from          to
                                               ----------  ----------

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

                                   YES XX   NO

             Common stock, par value $1 per share: 8,229,670 shares
                         Outstanding as of May 08, 2002

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES

================================================================================


                                TABLE OF CONTENTS

                                                                            Page

PART  I    Financial Information

  Item 1.  Financial Statements

           Consolidated Balance Sheets at March 31, 2002 and
            December 31, 2001. . . . . . . . . . . . . . . . . . . . . . . .  3

           Consolidated Statements of Operations for the Three Months
            Ended March 31, 2002 and 2001. . . . . . . . . . . . . . . . . .  4

           Consolidated Statements of Comprehensive Income for the
            Three Months Ended March 31, 2002 and 2001 . . . . . . . . . . .  5

           Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 2002 and 2001. . . . . . . . . . . . . . . . . .  6

           Notes to Consolidated Financial Statements. . . . . . . . . . . .  7

  Item 2.  Management's Discussion and Analysis of Financial Condition
            And Results of Operations. . . . . . . . . . . . . . . . . . . .  8


PART II  Other Information

  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .  12

  Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . .  12

  Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .  12

  Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . .  12

  Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . .  12

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .  13

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FLAG FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

=========================================================================================

                                                               MARCH 31      DECEMBER 31,
                                                                 2002            2001
                                                             ----------------------------
ASSETS                                                                 (UNAUDITED)
------
Cash and due from banks . . . . . . . . . . . . . . . . . .  $ 14,586,901   $ 20,077,641
Federal funds sold. . . . . . . . . . . . . . . . . . . . .     1,437,000              -
                                                             ----------------------------
    Total cash and cash equivalents . . . . . . . . . . . .    16,023,901     20,077,641
                                                             ----------------------------
Interest-bearing deposits . . . . . . . . . . . . . . . . .       160,311        160,093
Investment securities available-for-sale. . . . . . . . . .   122,092,669    131,526,473
Other investments . . . . . . . . . . . . . . . . . . . . .     5,835,098      5,835,093
Mortgage loans held-for-sale. . . . . . . . . . . . . . . .     3,800,656      6,454,127
Loans, net. . . . . . . . . . . . . . . . . . . . . . . . .   337,289,308    368,967,089
Premises and equipment, net . . . . . . . . . . . . . . . .    13,989,471     13,943,542
Other assets. . . . . . . . . . . . . . . . . . . . . . . .    26,123,602     23,237,843
                                                             ----------------------------
        Total assets. . . . . . . . . . . . . . . . . . . .  $525,315,016   $570,201,901
                                                             ============================

LIABILITIES
-----------

Non interest-bearing deposits . . . . . . . . . . . . . . .  $ 40,286,234   $ 48,553,710
Interest-bearing deposits . . . . . . . . . . . . . . . . .   391,751,216    392,027,616
Federal funds purchased and repurchase agreements . . . . .             -     18,001,000
Other borrowings. . . . . . . . . . . . . . . . . . . . . .             -      5,000,000
Advances from Federal Home Loan Bank. . . . . . . . . . . .    30,000,000     39,448,435
Other liabilities . . . . . . . . . . . . . . . . . . . . .     8,123,226     13,147,653
                                                             ----------------------------
        Total liabilities . . . . . . . . . . . . . . . . .   470,160,676    516,178,414
                                                             ----------------------------

STOCKHOLDERS' EQUITY
--------------------

Preferred stock (10,000,000 shares authorized, none
    issued and outstanding) . . . . . . . . . . . . . . . .             -              -
Common stock ($1 par value, 20,000,000 shares authorized
    9,393,006 and 8,277,995 shares issued in 2002
    and 2001, respectively. . . . . . . . . . . . . . . . .     9,393,006      8,277,995
Additional paid-in capital. . . . . . . . . . . . . . . . .    21,292,328     11,354,511
Retained earnings . . . . . . . . . . . . . . . . . . . . .    32,616,600     39,223,132
Accumulated other comprehensive income. . . . . . . . . . .     1,319,916      1,612,488
Less: Treasury stock at cost; 1,236,961 shares in 2002 and
    908,001 shares in 2001. . . . . . . . . . . . . . . . .    (9,467,510)    (6,444,639)
                                                             ----------------------------
        Total stockholders' equity. . . . . . . . . . . . .    55,154,340     54,023,487
                                                             ----------------------------
        Total liabilities and stockholders' equity. . . . .  $525,315,016   $570,201,901
                                                             ============================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS

==============================================================================================

                                                                         Three Months Ended
                                                                              March 31,
                                                                     -------------------------
                                                                         2002          2001
                                                                             (UNAUDITED)
INTEREST INCOME
  Interest and fees on loans. . . . . . . . . . . . . . . . . . . .  $ 7,000,932   $  9,963,107
  Interest on securities  . . . . . . . . . . . . . . . . . . . . .    1,787,410      1,730,191
  Interest on federal funds sold and interest-bearing deposits            41,957        161,133
                                                                     --------------------------
    Total interest income . . . . . . . . . . . . . . . . . . . . .    8,830,299     11,854,431
                                                                     --------------------------
INTEREST EXPENSE
  Interest on deposits. . . . . . . . . . . . . . . . . . . . . . .    3,272,021      4,960,322
  Interest on borrowings. . . . . . . . . . . . . . . . . . . . . .      373,822        493,727
                                                                     --------------------------
    Total interest expense. . . . . . . . . . . . . . . . . . . . .    3,645,843      5,454,049
                                                                     --------------------------
    Net interest income before provision for loan losses. . . . . .    5,184,456      6,400,382
PROVISION FOR LOAN LOSSES . . . . . . . . . . . . . . . . . . . . .    4,054,000        252,000
                                                                     --------------------------
    Net interest income after
      provision for loan losses . . . . . . . . . . . . . . . . . .    1,130,456      6,148,382
                                                                     --------------------------
OTHER INCOME
  Fees and service charges. . . . . . . . . . . . . . . . . . . . .      895,251      1,189,334
  Gain on sale of available-for-sale securities . . . . . . . . . .        6,788           -
  Gain on sale of loans . . . . . . . . . . . . . . . . . . . . . .      222,892        273,149
  Other income. . . . . . . . . . . . . . . . . . . . . . . . . . .      410,567        370,252
                                                                     --------------------------
    Total other income. . . . . . . . . . . . . . . . . . . . . . .    1,535,498      1,832,735
                                                                     --------------------------
OTHER EXPENSES
  Salaries and employee benefits. . . . . . . . . . . . . . . . . .    7,037,762      3,476,410
  Occupancy . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,056,461        944,982
  Other operating . . . . . . . . . . . . . . . . . . . . . . . . .    3,998,533      1,807,711
                                                                     --------------------------
    Total other expenses. . . . . . . . . . . . . . . . . . . . . .   12,092,756      6,229,103
                                                                     --------------------------
    Earnings  before provision for
      income taxes. . . . . . . . . . . . . . . . . . . . . . . . .   (9,426,802)     1,752,014
  Provision for income taxes. . . . . . . . . . . . . . . . . . . .   (3,475,666)       482,638
                                                                     --------------------------
    Earnings before extraordinary item. . . . . . . . . . . . . . .   (5,951,136)     1,269,376
Extraordinary item - loss on redemption of debt, net of income tax
    benefit of $101,377 in 2002 . . . . . . . . . . . . . . . . . .      165,404           -
                                                                     --------------------------
    Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . .  $(6,116,540)  $  1,269,376
                                                                     ==========================

  Basic and diluted earnings per share:
    (Loss) earnings before extraordinary item . . . . . . . . . . .  $     (0.77)  $       0.16
    Extraordinary item. . . . . . . . . . . . . . . . . . . . . . .        (0.02)          -
                                                                     --------------------------
    Net (loss) earnings . . . . . . . . . . . . . . . . . . . . . .       ($0.79)  $       0.16
                                                                     ==========================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

=====================================================================================================

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                                2002         2001
                                                                            -------------------------
                                                                                   (UNAUDITED)
Net (loss) earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(6,116,540)  $ 1,269,376
Other comprehensive income, net of tax:
    Unrealized (losses) gains on investment
      securities available-for-sale:
        Unrealized (losses) arising during the period,
          net of tax of $141,220 and $824,433 respectively . . . . . . . .     (230,412)    1,345,127
        Less:  Reclassification adjustment for gains included in
          net earnings, net of  tax of $2,579                                    (4,209)

        Unrealized (loss) gain on cash flow hedges, net of tax of $45,837
          and $76,000 respectively . . . . . . . . . . . . . . . . . . . .      (74,787)      124,000
                                                                            -------------------------

Other comprehensive income (loss). . . . . . . . . . . . . . . . . . . . .     (292,572)    1,469,127
                                                                            -------------------------

Comprehensive income (loss). . . . . . . . . . . . . . . . . . . . . . . .  $(6,409,112)  $ 2,738,503
                                                                            =========================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

=======================================================================================

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 2002          2002
                                                             --------------------------
                                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) earnings . . . . . . . . . . . . . . . . . . .  $ (6,116,540)   1,269,376
  Adjustment to reconcile net (loss) earnings to net
    cash used in operating activities:
      Depreciation, amortization and accretion. . . . . . .       663,057      683,927
      Provision for loan losses . . . . . . . . . . . . . .     4,054,000      252,000
      Gain on sale of available-for-sale securities . . . .        (6,788)
      Gain on sales of loans. . . . . . . . . . . . . . . .      (222,892)    (273,149)
      Loss (gain)on sale of other real estate . . . . . . .       (24,186)       7,955
      Change in:
        Mortgage loans-held-for sale. . . . . . . . . . . .     2,876,363   (2,130,195)
        Other . . . . . . . . . . . . . . . . . . . . . . .    (7,883,314)    (196,689)
                                                             --------------------------
          Net cash used in operating activities . . . . . .    (6,660,300)    (386,775)
                                                             --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in interest-bearing deposits . . . . . . . . .          (218)   2,534,024
  Proceeds from sales and maturities of investment
    securities available-for-sale . . . . . . . . . . . . .    11,126,015    6,297,494
  Purchases of investment securities available-for-sale . .    (2,371,300)
  Purchases of other investments. . . . . . . . . . . . . .       (50,000)    (588,650)
  Net change in loans . . . . . . . . . . . . . . . . . . .    27,623,781   (2,619,835)
  Proceeds from sale of other real estate . . . . . . . . .       493,259      306,604
  Proceeds from sale of premises and equipment. . . . . . .        44,200      112,438
  Purchases of premises and equipment . . . . . . . . . . .      (761,257)    (162,099)
  Purchases of cash surrender value life insurance. . . . .       (44,575)     (46,397)
                                                             --------------------------
          Net cash provided by investing activities . . . .    36,059,905    5,833,579
                                                             --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposits. . . . . . . . . . . . . . . . . .    (8,543,875)  (4,720,733)
  Change in federal funds purchased . . . . . . . . . . . .   (18,001,000)     538,124
  Change in other borrowed funds. . . . . . . . . . . . . .    (5,000,000)  (1,500,000)
  Payments of FHLB advances . . . . . . . . . . . . . . . .    (9,448,435)  (1,162,530)
  Purchase of treasury stock. . . . . . . . . . . . . . . .    (3,022,871)    (945,437)
  Proceeds from exercise of stock options . . . . . . . . .       173,568        8,995
  Proceeds from issuance of stock                               9,835,260
  Proceeds from issuance of warrants                            1,044,000
  Cash dividends paid . . . . . . . . . . . . . . . . . . .      (489,992)    (478,680)
                                                             --------------------------
         Net cash used in financing activities . . . . . .    (33,453,345)  (8,260,261)
                                                             --------------------------

            Net change in cash and cash equivalents . . . .    (4,053,740)  (2,813,457)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD. . . . .    20,077,641   21,873,110
                                                             --------------------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . . .  $ 16,023,901   19,059,653
                                                             ==========================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

The accompanying consolidated financial statements have not been audited. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods.

The accounting principles followed by FLAG Financial Corporation ("FLAG") and its bank subsidiary and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry. Certain principles, which significantly affect the determination of financial position, results of operations, and cash flows are summarized below and in FLAG's annual report on Form 10-K for the year ended December 31, 2001.

Note  1.  Basis  of  Presentation

The consolidated financial statements include the accounts of FLAG and its wholly owned subsidiary, FLAG Bank (Vienna, Georgia). All significant inter-company accounts and transactions have been eliminated in consolidation.

The consolidated financial information furnished herein represents all adjustments that are, in the opinion of management, necessary to present a fair statement of the results of operations, and financial position for the periods covered herein and are normal and recurring in nature. For further information, refer to the consolidated financial statements and footnotes included in FLAG's annual report on Form 10-K for the year ended December 31, 2001.

Note  2.  Earnings  Per  Share

Net (loss) earnings per common share are based on the weighted average number of common shares outstanding during each period. The calculation of basic and diluted (loss) earnings per share is as follows:

                                                       THREE  MONTHS ENDED
                                                             MARCH 31,
                                                     ========================
                                                       2002            2001
                                                     ========================
   Basic (loss) earnings per share:
   Net (loss) earnings. . . . . . . . . . . .        $ (6,116,540)  1,269,376
   Weighted average common shares
      Outstanding . . . . . . . . . . . . . .           7,750,248   8,031,583
  Basic (loss) earnings per share . . . . . .        $      (0.79)       0.16

  Diluted (loss) earnings per share:
  Net (loss) earnings . . . . . . . . . . . .        $ (6,116,540)  1,269,376
  Effect of dilutive securities -
      stock options . . . . . . . . . . . . .                          21,749
  Diluted (loss) earnings per share . . . . .        $      (0.79)       0.16

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF  OPERATIONS
================================================================================

FINANCIAL CONDITION

OVERVIEW
The Company experienced a reduction in earning assets and funding during the first quarter. Most of the reductions were the result of decisions made by management in an effort to improve the net interest margin and/or credit quality.

ASSETS  AND  FUNDING
Total assets were $525.3 million at March 31, 2002, a decrease of $45.0 million or 7.9 percent from December 31, 2001. This decrease in total assets was mainly attributable to a reduction in net loans outstanding of approximately $31.7 million accompanied by a reduction in investment securities of approximately $9.4 million. A significant portion of the reduction in loans outstanding was the result of the Company's decision to return lower yielding loan participations to the originating bank and refocus the Company's efforts on loan growth in existing local markets. The reduction in investment securities of $9.4 million was mainly due to expected calls and contractual maturities. At March 31, 2002, earning assets represented 91.0% of total assets compared to December 31, 2001 levels of 91.2%. Gross loans outstanding comprised approximately 72.1% and 72.3% of total earning assets as of March 31, 2002 and December 31, 2001, respectively.

Interest-bearing deposits decreased $276,000 compared to December 31, 2001 while non-interest bearing deposits decreased $8.3 million over the same period. The decrease in non-interest bearing deposits for the first three months of 2002 was mainly attributed to a seasonal reduction resulting from traditionally high balances at year end. Funding from non-deposit sources decreased $32.4 million during the first quarter of 2002 as the Company repaid $18.0 million in federal funds purchased and $9.5 million in Federal Home Loan Bank advances. Customer deposits represented 93.5% of total funding at quarter end versus 87.6% at year end, 2001. Non-interest bearing deposits as a percentage of total funding decreased from 9.6% at December 31, 2001 to 8.7% at March 31, 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES
The Company maintains borrowing lines with various other financial institutions including the Federal Home Loan Bank. At March 31, 2002, the Company had total borrowing agreements of approximately $110 million of which only $30 million was advanced.

The Company's Board of Directors approved a 1,300,000 share private placement during the first quarter of 2002. At March 31, 2002, approximately 1,100,000 shares and 1,100,000 warrants had been sold for $10.9 million, while a substantial portion of the remaining shares and warrants were subscribed but not yet purchased. All shares and warrants purchased or subscribed through the private placement were with the Company's management or employees.

The funds provided from the private placement contributed to an increase in stockholders' equity to $55.2 million, an increase of 2.1% over December 31, 2001. The increase provided by the private placement funds was partially offset by the net loss of $6.1 million and purchases of treasury stock of $3.0 million. Stockholders' equity as a percentage of total assets was 10.5% percent at March 31, 2002 versus 9.47% percent at December 31, 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

RESULTS  OF  OPERATIONS
Three months ended March 31, 2002 and 2001


OVERVIEW
Net loss for the three months ending March 31, 2002 was $6,117,000 or $0.79 per share versus net earnings of $1,269,000 or $0.16 per share for the same period in 2001. The net loss included an after tax restructuring charge of $3,380,000, an after tax provision for loan losses of $2,483,000, and an after tax extraordinary charge of $165,000 related to the prepayment of a portion of the Company's Federal Home Loan Bank borrowings.

NET  INTEREST  INCOME
Net interest income for the three months ending March 31, 2002 decreased approximately $1.2million or 19% over the comparable period in 2001. Net interest income as a percentage of average earning assets decreased approximately 15% from 4.96% to 4.22%.

Interest income for the first quarter of 2002 of approximately $8.8 million represented a decrease of $3.0 million or 26%. This decrease resulted from a combination of lower volume and lower yields over the comparable quarter in 2001. Average earning assets in the first quarter of 2001 were $513 million with 76% invested in loans compared to first quarter 2002 levels of $497 million with 71% invested in loans respectively. Yields on these earning assets decreased from 8.77% during 2001 to 6.78% during 2002.

Interest expense decreased approximately $1.8 million to $3.6 million during the quarter ended March 31, 2002 versus $5.5 million during the quarter ended March 31, 2001, a decrease of approximately 33%. Total cost of funds decreased approximately 132 basis points from 4.39% to 3.07%. Non-interest bearing balances represented 8.7% of total funding at March 31, 2002 versus comparable 2001 levels of 9.6%.

NON-INTEREST  INCOME  AND  EXPENSE
Non-interest income for the three months ended March 31, 2002 decreased $297,000 or 16% compared to the first three months of 2001. Mortgage related income (origination fees, gain on sale of loans and service release premiums) decreased from $609,000 at March 31, 2001 to $407,000 at March 31, 2002. Service charges on deposit accounts decreased $137,000 from $883,000 in the first quarter of 2001 to $746,000 in the first quarter of 2002. This decrease is primarily attributable to the sale of two branches in December 2001 with approximately $37 million in deposits.

Non-interest expense increased $5,864,000 or 94 percent to $12,093,000 for the quarter ended March 31, 2002 compared to the same period in 2001. Restructuring charges of $4.9 million included approximately $650,000 for expected professional fees relating to the Company's management restructure and private placement transaction. Also included was approximately $3.8 million of severance and contract buyouts related to the company's decision to close five branches and reduce its workforce by 20%. Increases in salaries and employee benefits, net of the restructuring charges, were approximately $232,000.

INCOME  TAXES
Income tax benefit for the first quarter of 2002 was $3,476,000 compared to income tax expense of $483,000 for the same period in 2001. The effective tax rate for the quarter ended March 31, 2002 was 37 percent compared 28 percent for the quarter ended March 31, 2001.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================


PROVISION  AND  ALLOWANCE  FOR  POSSIBLE  LOAN  AND  LEASE  LOSSES
The adequacy of the allowance for loan and lease losses is determined through management's informed judgment concerning the amount of risk inherent in the Company's loan and lease portfolios. This judgment is based on such factors as the change in levels of non-performing and past due loans and leases, historical loan loss experience, borrowers' financial condition, concentration of loans to specific borrowers and industries, estimated values of underlying collateral, and current and prospective economic conditions. The provision for loan losses for the first quarter of 2002 was $4,054,000 versus $252,000 for comparable period in 2001. The loan loss provision reflected both the results of an in-depth study of the loan portfolio at the subsidiary bank where recent management changes have occurred and a revision of the estimation process used by the Company. The allowance for loan and lease losses at March 31, 2002 was $7.5 million compared to $7.3 million at December 31, 2001. The ratio of the allowance for loan losses to net outstanding loans at March 31, 2002 and December 31, 2001 was 2.28 percent and 1.99 percent, respectively.

Management believes that the allowance for loan losses is both adequate and appropriate. However, the future level of the allowance for loan losses is highly dependent upon loan growth, loan loss experience, and other factors, which cannot be anticipated with a high degree of certainty.


NON-PERFORMING  ASSETS
Non-performing assets (non-accrual loans, real estate owned and repossessions) totaled approximately $10.45 million at March 31, 2002 compared to $19.95 million at December 31, 2001. These levels as a percentage of total assets represented 1.99% and 3.50%, respectively.

The Company has a loan review function that continually monitors selected accruing loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. The loan review function also identifies loans with high degrees of credit or other risks. The focus of loan review as well as the Company's management is to maintain a low level of non-performing assets and return current non-performing assets to earning status.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

CAPITAL

At March 31, 2002, FLAG and its bank were in compliance with various regulatory capital requirements administered by Federal and State banking agencies. The following is a table representing the Company's consolidated Tier-1 Capital, Tangible Capital, and Risk-Based Capital:

                                 MARCH 31, 2002

----------------------------------------------------------------------
                    ACTUAL           REQUIRED          EXCESS
                    AMOUNT     %      AMOUNT      %    AMOUNT     %
----------------------------------------------------------------------

Tier 1 Capital      $47,019   8.81%  $  21,347  4.00%  $25,672  4.81%

Tangible Capital    $47,019   8.81%  $   8,005  1.50%  $39,014  7.31%

Risk-Based Capital  $52,148  12.71%  $  32,816  8.00%  $19,332  4.71%

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


Item  2.  Changes  in  Securities

     On February 19, 2002, the Company issued 1,062,000 shares of common stock and warrants, with each share of common stock having a purchase price of $9.10 and each warrant having a purchase price of $1.00 and an exercise price of $9.10. Between March 7, 2002 and March 31, 2002 the company issued an additional 18,000 shares of common stock and warrants on the same terms, except that the purchase price of the common stock and the exercise price of the warrants ranged from $9.10 to $9.90 per share. The shares were sold to members of FLAG's senior management team in a private placement under Rule 506 of the Securities Act of 1933, as amended. The warrants are immediately exercisable in full and have a ten-year term.


Item 3.  Defaults  upon  Senior  Securities  -  None

Item 4.  Submission of Matters to a Vote of Security Holders  - None

Item 5.  Other Information

Pursuant to Rule 14a-14(c)(1) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company's 2003 Annual Meeting of Shareholders must notify the Company in writing to the Secretary of the Company, at Eagle's Landing, 235 Corporate Center Drive, Stockbridge, Georgia 30281 of the contents of such proposal no later than December 15, 2002 to be included in the 2003 Proxy Materials. A shareholder must notify the Company before January 15, 2003 of a proposal for the 2003 Annual Meeting that the shareholder intends to present other than by inclusion in the Company's proxy material. If the Company does not receive such notice prior to January 15, 2003, proxies solicited by the management of the Company will confer discretionary authority upon the management of the Company to vote upon any such matter.

OTHER INFORMATION
FLAG FINANCIAL CORPORATION AND SUBSIDIARIES

================================================================================

Item 6.    Exhibits and Report on Form 8-K

          (a)  Exhibits

          10.1 Amended and Restated Employment Agreement between Patti S. Davis and FLAG dated as of February 21, 2002.


          10.2 Fourth Amendment to the FLAG Financial Corporation 1994 Director Stock Incentive Plan.

          (b)  Reports  on  Form  8-K

          Reports  on  Form  8-K  filed  during  the  First  Quarter  of  2002:

          A current report on Form 8-K dated February 19, 2002 reporting the abandonment of a contemplated reverse stock split and the receipt of an unsolicited acquisition offer.

          A current report on Form 8-K dated March 5, 2002 reporting the filing of a shareholder suit that was later dismissed.

          Reports  on  Form  8-K  filed  from  Quarter  End  2002  to  Present:

          None.

FLAG FINANCIAL CORPORATION AND SUBSIDIARIES

================================================================================




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FLAG Financial Corporation

                              By:  /s/
                                 -----------------------

                              Joseph W. Evans
                              (Chief Executive Officer)

                              Date:  5/14/02
                                   ---------------------


                              By:  /s/
                                 -----------------------

                              Charles O. Hinely
                              (Chief Financial Officer)

                              Date:  5/14/02
                                   ---------------------