Form 10-Q
period 2002-06-30
FLAG FINANCIAL CORP
filed 2002-08-14
CIK 897509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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

                                    YES [X]  NO [ ]

             Common stock, par value $1 per share: 8,392,445 shares
                        Outstanding as of August 6, 2002

FLAG Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------


                                Table of Contents

                                                                                          Page
PART  I Financial Information

  Item 1.  Financial Statements

              Consolidated Balance Sheets at June 30, 2002 and
               December 31, 2001 and June 30, 2001........................................  3

             Consolidated Statements of Operations for the Six Months and
              Quarters Ended June 30, 2002 and 2001.......................................  4

             Consolidated Statements of Comprehensive Income for the
               Six Months and Quarters Ended June 30, 2002 and 2001.......................  5

             Consolidated Statements of Cash Flows for the Six Months
              Ended June 30, 2002 and 2001................................................  6


             Notes to Consolidated Financial Statements...................................  7

  Item 2.  Management's Discussion and Analysis of Financial Condition
               And Results of Operations..................................................  8


PART II  Other Information

  Item 1.  Legal Proceedings..............................................................15

  Item 2.  Changes in Securities..........................................................15

  Item 3.  Defaults Upon Senior Securities................................................15

  Item 4.  Submission of Matters to a Vote of Security Holders............................16

  Item 5.  Other Information..............................................................16

  Item 6.  Exhibits and Reports on Form 8-K...............................................17


Part I. Financial Information
Item 1. Financial Statements
FLAG Financial Corporation and Subsidiaries
Consolidated Balance Sheets


                                                                          June 30,             December 31,               June 30,
                                                                            2002                   2001                     2001
                                                                        ------------------------------------------------------------
ASSETS                                                                   (UNAUDITED)             (AUDITED)               (UNAUDITED)
------
Cash and due from banks .......................................         $  13,991,856             20,077,641             13,840,090
Federal funds sold ............................................               479,000                     --              2,461,000
                                                                        ------------------------------------------------------------
    Total cash and cash equivalents ...........................            14,470,856             20,077,641             16,301,090
                                                                        ------------------------------------------------------------
Interest-bearing deposits .....................................                    --                160,093                 59,475
Investment securities available-for-sale ......................           124,513,166            131,526,473            131,017,736
Other investments
                                                                            6,148,798              5,835,093              5,785,093
Mortgage loans held-for-sale ..................................             5,491,417              6,454,127              7,274,111
Loans, net ....................................................           348,863,329            368,967,089            367,518,689
Premises and equipment, net ...................................            13,760,004             13,943,542             14,169,497
Interest receivable ...........................................             3,934,318              4,778,443              5,339,457
Other assets ..................................................            20,318,293             18,459,400             18,992,032
                                                                        ------------------------------------------------------------
               Total assets ...................................         $ 537,500,181            570,201,901            566,457,180
                                                                        ============================================================
LIABILITIES

Non interest-bearing deposits .................................         $  37,785,842             48,553,710             44,975,023
Interest-bearing demand deposits ..............................           126,466,847            119,985,564            107,712,068
Savings .......................................................            25,576,785             24,248,553             26,202,122
Time ..........................................................           223,469,329            247,793,498            273,960,166
                                                                        ------------------------------------------------------------
   Total deposits .............................................           413,298,803            440,581,325            452,849,379
                                                                        ------------------------------------------------------------
Federal funds purchased and repurchase agreements .............             8,558,670             18,001,000              6,138,000
Other borrowings ..............................................                    --              5,000,000              1,958,424
Advances from Federal Home Loan Bank ..........................            47,000,000             39,448,435             40,675,744
Accrued interest payable and other liabilities ................             9,474,746             13,147,654              7,514,503
                                                                        ------------------------------------------------------------
                Total liabilities .............................           478,332,219            516,178,414            509,136,050
                                                                        ------------------------------------------------------------
STOCKHOLDERS' EQUITY

Preferred stock (10,000,000 shares authorized, none
     issued and outstanding) ..................................                    --                     --                     --
Common stock ($1 par value, 20,000,000 shares authorized
     9,629,406 and 8,277,995 shares issued in 2002
     and 2001, respectively ...................................             9,629,406              8,277,995              8,277,995
Additional paid-in capital ....................................            23,417,860             11,354,511             11,354,511
Retained earnings .............................................            33,334,947             39,223,132             38,352,820
Accumulated other comprehensive income ........................             2,253,259              1,612,488              1,791,414
Less: Treasury stock at cost; 1,236,961 shares at June 30,2002,
    908,001 shares at December 31, 2001 and 383,556
shares
    at June 30, 2001, respectively ............................            (9,467,510)            (6,444,639)            (2,455,610)
                                                                        ------------------------------------------------------------
                  Total stockholders' equity ..................            59,167,962             54,023,487             57,321,130
                                                                        ------------------------------------------------------------
                  Total liabilities and stockholders' equity ..         $ 537,500,181            570,201,901            566,457,180
                                                                        ============================================================


See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                                                            (UNAUDITED)
                                                                             Three Months Ended            Six Months Ended
                                                                                   June 30,                     June 30,
                                                                              2002          2001           2002            2001
                                                                          --------------------------------------------------------
Interest Income
            Interest and fees on loans .................................  $ 7,303,073     9,574,793     14,304,005      19,537,900
            Interest on securities .....................................    1,780,966     1,702,953      3,568,376       3,433,144
            Interest on federal funds sold and interest-bearing deposits       31,913       272,596         73,870         433,729
                                                                          --------------------------------------------------------
                  Total interest income ................................    9,115,952    11,550,342     17,946,251      23,404,773
                                                                          --------------------------------------------------------
Interest Expense
            Interest on deposits:
               Demand ..................................................      461,320       625,866      1,001,528       1,327,498
               Savings .................................................       55,513        91,342        109,666         234,527
               Time ....................................................    2,152,776     3,994,967      4,830,436       8,110,472
            Interest on other borrowings ...............................      211,941       503,187        585,763         996,914
                                                                          --------------------------------------------------------
                  Total interest expense ...............................    2,881,550     5,215,362      6,527,393      10,669,411
                                                                          --------------------------------------------------------
                  Net interest income before provision for loan losses .    6,234,402     6,334,980     11,418,858      12,735,362
Provision for Loan Losses ..............................................      150,000       252,000      4,204,000         504,000
                                                                          --------------------------------------------------------
                  Net interest income after provision for loan losses ..    6,084,402     6,082,980      7,214,858      12,231,362
                                                                          --------------------------------------------------------
Other Income
           Fees and service charges on deposit accounts ................      795,260       781,235      1,681,342       1,970,569
            Mortgage banking activities ................................      767,704       456,569      1,054,000       1,088,104
            Insurance commissions and brokerage fees ...................      118,675       161,773        246,732         310,319
            Other income ...............................................      151,727       278,515        386,790         141,835
                                                                          --------------------------------------------------------
                  Total other income ...................................    1,833,366     1,678,092      3,368,864       3,510,827
                                                                          --------------------------------------------------------
Other Expenses
            Salaries and employee benefits .............................    3,740,347     3,446,046     10,778,109       6,922,456
            Occupancy ..................................................      817,520       935,340      1,891,124       1,800,322
            Professional fees ..........................................      315,069       305,096      1,409,007         560,242
            Postage, printing and supplies .............................      235,962       292,186        542,266         520,070
            Amortization of intangibles ................................      129,204       124,322        259,544         248,644
            Communications and data ....................................      512,128       522,229      1,126,900         979,593
            Other operating ............................................      618,326       841,334      2,454,362       1,664,329
                                                                          --------------------------------------------------------
                  Total other expenses .................................    6,368,556     6,466,553     18,461,312      12,695,656
                                                                          --------------------------------------------------------
                  Earnings (loss) before provision for
                     income taxes and extraordinary item ...............    1,549,212     1,294,519     (7,877,590)      3,046,533
            Provision for income taxes .................................      326,957       322,638     (3,148,709)        805,276
                                                                          --------------------------------------------------------
                  Earnings (loss) before extraordinary item ............    1,222,255       971,881     (4,728,881)      2,241,257
            Extraordinary item - loss on  redemption of debt, net of
                   income tax benefit of $101,377 in 2002 ..............           --            --        165,404              --
                                                                          --------------------------------------------------------
                   Net earnings (loss) .................................  $ 1,222,255       971,881     (4,894,285)      2,241,257
                                                                          ========================================================
            Basic earnings (loss) per share before extraordinary item ..  $      0.15    $     0.12    $     (0.59)    $      0.28
            Extraordinary item .........................................           --           --           (0.02)             --
            Basic earnings (loss) per share ............................         0.15          0.12          (0.61)           0.28
                                                                          ========================================================

            Diluted earnings (loss) per share before extraordinary item   $      0.14    $     0.12    $     (0.59)    $      0.28
            Extraordinary item .........................................           --            --          (0.02)             --
            Diluted earnings (loss) per share ..........................         0.14          0.12          (0.61)           0.28
                                                                          ========================================================


            See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
--------------------------------------------------------------------------------

                                                                                                   (UNAUDITED)
                                                                                 Three Months Ended            Six Months Ended
                                                                                       June 30,                     June 30,
                                                                                 2002           2001          2002            2001
                                                                             -------------------------------------------------------
Net earnings (loss) ......................................................   $ 1,222,255    $   971,881    (4,894,285)     2,241,257
Other comprehensive income, net of tax:
    Unrealized gains on investment securities available-for-sale:
       Unrealized gains arising during the period,
         net of tax of $617,886, $137,653, $484,405 and
         $962,085, respectively ..........................................       997,004        224,591       783,428      1,569,718
       Plus:  Reclassification adjustment for losses  included in net
        earnings (loss) , net of tax of  $6,819 and $4,240, respectively .        11,126             --         6,917             --
     Unrealized gain (loss) on cash flow hedges, net of tax of $45,837,
         $222,614, $91,674 and $298,614 respectively .....................       (74,787)       363,213      (149,574)       487,213
                                                                             -------------------------------------------------------
Other comprehensive income ...............................................       933,343        587,804       640,771      2,056,931
                                                                             -------------------------------------------------------
Comprehensive income (loss) ..............................................   $ 2,041,056    $ 1,559,685    (4,253,514)     4,298,188
                                                                             =======================================================


See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                  Six Months Ended
                                                                                                       June 30,
                                                                                                2002                  2001
                                                                                            ----------------------------------
                                                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) earnings ...............................................................    $ (4,894,285)         $  2,241,257
     Adjustment to reconcile net (loss) earnings to net
        cash used in operating activities:
             Depreciation, amortization and accretion ..................................       1,270,710             1,599,591
             Provision for loan losses .................................................       4,204,000               504,000
             Loss on sale of available-for-sale securities .............................          11,157                    --
             Gain on sales of loans ....................................................        (572,349)             (437,656)
             Loss (gain)on sale of other real estate ...................................         (43,535)               13,917
             Change in:
                    Mortgage loans-held-for sale .......................................       1,535,059            (2,715,796)
                    Other ..............................................................      (6,088,172)           (2,118,278)
                                                                                            ----------------------------------
                       Net cash used in operating activities ...........................      (4,577,415)             (912,965)
                                                                                            ----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net change in interest-bearing deposits ...........................................         160,093             3,391,965
     Proceeds from sales and maturities of investment
         securities available-for-sale .................................................      45,784,353            16,107,627
     Purchases of investment securities available-for-sale .............................     (37,855,680)          (43,575,000)
     Purchases of other investments ....................................................        (363,700)             (683,350)
     Net change in loans ...............................................................      15,899,760            16,638,646
     Proceeds from sale of other real estate ...........................................       1,133,824               421,927
     Proceeds from sale of premises and equipment ......................................         166,090                20,967
     Purchases of premises and equipment ...............................................      (1,122,814)             (463,169)
     Purchases of cash surrender value life insurance ..................................         (55,998)              (92,794)
                                                                                            ----------------------------------
                     Net cash provided by (used in) investing activities ...............      23,745,928            (8,233,181)
                                                                                            ----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in deposits ............................................................     (27,282,522)           (8,587,588)
     Change in federal funds purchased and repurchase agreements .......................      (9,442,330)            5,476,518
     Change in other borrowed funds ....................................................      (5,000,000)              458,424
     Proceeds from FHLB advances .......................................................      35,000,000            10,000,000
     Payments of FHLB advances .........................................................     (27,448,435)           (1,297,560)
     Purchase of treasury stock ........................................................      (3,022,871)           (1,527,531)
     Proceeds from issuance of stock ...................................................      11,707,740                    --
     Proceeds from exercise of stock options ...........................................         471,020                 8,995
     Proceeds from issuance of warrants ................................................       1,236,000                    --
     Cash dividends paid ...............................................................        (993,900)             (957,132)
                                                                                            ----------------------------------
                    Net cash (used in) provided by financing activities ................     (24,775,298)            3,574,126
                                                                                            ----------------------------------

                      Net change in cash and cash equivalents ..........................      (5,606,785)           (5,572,020)
     Cash and cash equivalents at beginning of period ..................................      20,077,641            21,873,110
                                                                                            ----------------------------------

    Cash and cash equivalents at end of period .........................................    $ 14,470,856          $ 16,301,090
                                                                                            ==================================

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

Note 2.  Earnings Per Share

Net earnings (loss) per common share are based on the weighted average number of common shares outstanding during each period. The calculation of basic and diluted earnings (loss) per share is as follows:

                                                                Three Months Ended           Six Months Ended
                                                                      June 30,                   June 30,
                                                             ------------------------------------------------------
                                                                2002          2001          2002            2001
                                                             ------------------------------------------------------
Basic earnings (loss) per share:
Net earnings (loss) ...............................          $1,222,255      971,881     (4,894,285)      2,241,257
Weighted average common shares
    outstanding ...................................           8,260,185    7,973,448      8,006,625       8,002,355
Per share amount ..................................          $     0.15         0.12          (0.61)           0.28

Diluted earnings (loss) per share:
Net earnings (loss) ...............................          $1,222,255      971,881     (4,894,286)      2,241,257
Effect of dilutive securities -
    stock options .................................             283,508       21,788         23,834
Diluted earnings (loss) per share .................          $     0.14         0.12          (0.61)           0.28


Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Forward-Looking Statements

The following is a discussion of our financial condition as of June 30, 2002 compared to December 31, 2001 and the results of our operations for the quarter and six months ended June 30, 2002 compared to the quarter and six months ended June 30, 2001. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect", "estimate", "anticipate", and "believe", as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

     (1) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted;
     (2) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
     (3)  inflation, interest rate, market and monetary fluctuations;
     (4) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users;
     (5)  changes in consumer spending, borrowing and saving habits;
     (6)  technological changes;
     (7)  acquisitions;
     (8)  the ability to increase market share and control expenses;
     (9) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiary must comply;
     (10) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board;
     (11) changes in the Company's organization, compensation and benefit plans;
     (12) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and
     (13) the Company's success at managing the risks involved in the foregoing.

Forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Financial Condition

Overview
The Company experienced a reduction in earning assets and funding during the first six months of 2002. Most of the reductions were the result of decisions made by management in an effort to improve the net interest margin and/or credit quality.

Assets and Funding
Total assets were $537.5 million at June 30, 2002, a decrease of $32.7 million or 5.7% from December 31, 2001. This decrease in total assets was mainly attributable to a reduction in net loans outstanding of approximately $20.1 million, a reduction in investment securities of approximately $7.0 million and a reduction in cash and cash equivalents of approximately $5.6 million. A significant portion of the reduction in loans outstanding was the result of the Company's decision to return lower yielding loan participations to the originating bank and refocus the Company's efforts on loan growth in existing local markets. The reduction in investment securities of $7.0 million was largely the result of expected calls and contractual maturities, while the reduction in cash and equivalents was the result of improved management of lower earning assets.

Interest-bearing deposits decreased $16.5 million compared to December 31, 2001, while non-interest bearing deposits decreased $10.8 million over the same period. The decrease in non-interest bearing deposits in the first six months of 2002 was mainly attributed to a seasonal reduction resulting from traditionally high balances at year end. Funding from non-deposit sources decreased $6.9 million to $55.6 million at June 30, 2002, made possible by the reduction in loans and investment securities. The decrease in interest bearing funding was partially the result of FLAG's margin management where the company has begun to focus efforts on lower cost funding as opposed to traditionally higher costing time deposits. Time deposits have decreased to $223.5 million at June 30, 2002, a decrease of 9.8% from December 31, 2001.

Liquidity and Capital Resources
The Company maintains borrowing lines with various other financial institutions including the Federal Home Loan Bank. At June 30, 2002, the Company had total borrowing agreements of approximately $ 101 million of which approximately $55.5 million was advanced.

The Company's Board of Directors approved a 1,300,000 share private placement during the first quarter of 2002. At June 30, 2002, 1,272,000 shares and 1,272,000 warrants had been sold for $12.9 million. All shares and warrants purchased or subscribed through the private placement were with the Company's management or employees.

The funds provided from the private placement contributed to an increase of 9.5% in stockholders' equity to $59.2 million over December 31, 2001 levels. The increase provided by the private placement funds was partially offset by the net loss of $4.9 million and an increase in treasury stock of $3.0 million. Stockholders' equity as a percentage of total assets was 11.0% at June 30, 2002 versus 9.5% at December 31, 2001.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Results of Operations

Overview of six month period ending June 30,2002.

Net loss for the six month period ending June 30,2002 was $4.9 million or $0.61 per share compared to net income of $2,241,000 or $0.28 per share for the first six months of 2001. The net loss in 2002 includes an after tax restucting charge of $3,380,000, a one-time after tax provision for loan losses of $2,483,000, and an after tax extraordinary charge of $165,000 related to the prepayment of a portion of the Company's Federal Home Loan Bank borrowings.

Net interest income for the six months ending June 30,2002 was $11.4 million, a decrease of $1.3 million or 10.3% from the same period in 2001. This decrease is a combination of a 23% decrease in interest income to $17.9 million and a 39% decrease in interest expense to $6.5 million. Although FLAG's balance sheet has contracted over the year in queston, these decreases in interest income and interest expence are mostly the result of a lower interest rate environment that started in the second half of 2001.

Non-interest income for six month period ending June 30, 2002 decreased 4.0% to $3.4 million when compared to the six months ending June 30, 2001. While income from mortgage activities remained flat for the period, FLAG experienced a decrease in fees and service charges on deposit accounts of $289,000 or 14.7%. This decrease was mainly attributed to FLAG's decision to sell two branches in December 2001 with approximately $37 million in deposits.

Excluding the one-time charges mentioned above, FLAG had $13.0 million in non-interest expences for the six month period ending June 30, 2002, an increase of $316,000 or 2.5% over the comparable period in 2001. On a recurring basis excluding one time charges for these periods, salaries and benefits increased by $456,000 to $7.5 million, professional fees increased $199,000 to $560,000. These increases were partially offset by decreases in occupancy of $303,000 to $1.5 million.

Results of operations for quarter ending June 30, 2002

Net income for the quarter ended June 30, 2002 was $1,222,000 or $0.14 per diluted share, an increase of 26% compared to net income of $972,000 or $.012 per share for the same period in 2001. Net interest income for the quarter ending June 30, 2002 decreased approximately $101,000 or 1.6% over the comparable quarter in 2001. For these periods, net interest margin increased to 5.21% from 5.12%.

Interest income for the second quarter of 2002 was $9.1 million, a decrease of $2.4 million or 21.1% over the same quarter in 2001. The majority of this decrease is attributable to the decrease in interest and fees on loans from $9.6 million to $7.3 million, a decrease of 24%. FLAG's yield on loans decreased during the second quarter of 2002 to 8.41% from 10.32% in the second quarter of 2001. This decrease is attributable to the low rate environment that began during 2001. Average loans outstanding during the second quarter of 2002 were $347.3 million, a decrease of $23.9 million or 6.4% compared to the comparable quarter a year ago. This decrease in average loans outstanding is largely the result of the Company's decision to return lower yielding loan participations to the originating bank and refocus the Company's efforts on loan growth in existing local markets. At June 30, 2002, gross loans accounted for 67.4% of total assets and approximately 73.4% of interest earning assets. This compares with June 30, 2001 ratios of 66.1% and 73.2%, respectively.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Interest income on investment securities increased by $78,000 during the quarter ending June 30, 2002 to $1.8 million when compared to the same quarter in 2001. The yield on the investment portfolio decreased from 7.22% to 5.47% over this period, due largely to the low interest rate environment. The decrease in yield on the portfolio was offset by an increase in average investment securities. For the quarters ended June 30, 2002 and 2001, FLAG had average investment securities of $130.3 million and $94.4 million, respectively.

FLAG aggressively manages earning assets in order to maintain a balanced combination of credit and market risk, as well as yield. In the current rate environment, FLAG has attempted to maintain a very low level of federal funds sold, relying on borrowing lines with other financial institutions, including but not limited to the FHLB. During the second quarter of 2002, FLAG was successful in averaging approximately $5.6 million of federal funds sold and interest bearing deposits with other banks, compared to $18.3 million during the second quarter of 2001. Federal funds sold and interest bearing deposits with other banks averaged 1.2% and 3.7% of total interest earning assets for the quarters ending June 30, 2002 and 2001, respectively.

FLAG uses customer deposits and borrowings from other financial institutions as its two primary sources to fund increases in interest earning assets. Total funding for FLAG at June 30, 2002 was $468.9 million with an overall cost for the quarter of 2.50%, compared to $483.9 million, costing 4.32% in the comparable quarter of 2001. The decreases in cost and balances resulted in a savings of $2.3 million or 44.7% for the quarter, and allowed FLAG to offset nearly all of the decrease in interest income.

Interest expense on customer deposits for the second quarter decreased by $2.0 million to $2.7 million when compared to the quarter ended June 30, 2001. This 43% decrease was mainly attributable to aggressive repricing efforts on all elements of FLAG's deposit base. Interest bearing demand deposits averaged $125.1 million with a cost of 1.48% for the quarter ending June 30, 2002 compared to $107.0 million costing 2.35% for the comparable quarter of 2001. Time deposits averaged $227.4 million and $269.2 million with costs of 3.79% and 5.95% for the second quarter of 2002 and 2001, respectively.

Interest expense on other borrowings consists of interest on FHLB advances and federal funds purchased. For the second quarter of 2002, interest expense on other borrowings was approximately $212,000 compared to $503,000 for the same quarter in 2001. This decrease of 58% is the result of the early repayment and refinance of fixed FHLB advances in recent quarters. This refinancing allowed FLAG to reduce the overall cost on other borrowings to 2.01% for the second quarter of 2002 compared to 6.17% a year ago.

Non-Interest Income and Expense
Non-interest income grew 9.25% during the second quarter of 2002 compared to the same period in 2001. Although deposits decreased 8.7% as the result of our divestiture of two offices, service charges on deposits increased 1.8% to $795,000 from $781,000. Income from mortgage banking activities (origination fees, gain on sale of loans and service release premiums) grew $311,000 to $768,000 in the second quarter of 2002, mostly the result of very favorable interest rates on home mortgages. Non-interest income as a percent of total revenue grew to 23.2%, up from the 2001 level of 21.6%.

Management's
Discussion  and  Analysis  of  Financial  Condition  and  Results of  Operations
--------------------------------------------------------------------------------

Non-interest expenses decreased during the quarter ended June 30, 2002 to $6.4 million from $6.5 million in the same quarter of 2001. This 1.5% decrease includes a $118,000 decrease in occupancy expense, a $223,000 decrease in other operating expense and a $294,000 increase in salaries and benefits. There was very little impact in the second quarter of FLAG's recently announced restructuring including, but not limited to, the closing of five banking locations and a 20% reduction of its workforce. The majority of the savings from these actions is expected during the fourth quarter of 2002.

Income Taxes
Income tax expense for the quarter ending June 30, 2002 was $327,000 compared to $323,000 for the same quarter in 2001. FLAG's effective tax rate for the quarter ended June 30, 2002 was 21% compared to 25% for the quarter ended June 30, 2001.

Loans

FLAG engages in a full complement of lending activities, including real estate-related, commercial and financial loans and consumer installment loans. FLAG generally concentrates lending efforts on real estate related loans. As of June 30, 2002, FLAG's loan portfolio consisted of 81.9% real estate-related loans, 12.9% commercial and financial loans, and 5.2% consumer installment loans. While risk of loss is primarily tied to the credit quality of the various borrowers, risk of loss may also increase due to factors beyond the FLAG's control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the real estate portfolio. Of the target areas of lending activities, commercial and financial loans are generally considered to have a greater risk of loss than real estate loans or consumer installment loans.

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are represented in the following table:



                                      June 30,     December 31,     June 30,
                                        2002          2001           2001
                                      --------     ------------   ----------
Commercial/financial/agricultural     $ 46,032       79,722         61,622
Real estate construction ........       75,380       65,052         57,165
Real estate - mortgage ..........       51,062       47,180         45,752
Real estate - other .............      165,597      166,568        185,797
Installment loans to individuals        18,455       17,793         23,830
                                      --------     ------------   ----------
Total loans .....................      356,526      376,315        374,166

less:
Allowance for loan losses .......        7,662        7,348          6,647
                                      --------     ------------   ----------
Total net loans .................     $348,864      368,967        367,519
                                      ========     ============   ==========

Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Provision and Allowance for Possible Loan and Lease Losses
FLAG maintains an allowance for loan losses appropriate for the quality of the loan portfolio and sufficient to meet anticipated future loan losses. FLAG utilizes a comprehensive loan review and risk identification process and the analysis of FLAG's financial trends to determine the adequacy of the allowance. Many factors are considered when evaluating the allowance. The analysis is based on historical loss trends; trends in criticized and classified loans in the portfolio; trends in past due and non-accrual loans; trends in portfolio volume, composition, maturity, and concentrations; changes in local and regional economic market conditions; the accuracy of the loan review and risk identification system, and the experience, ability, and depth of lending personnel and management.

Management evaluates the allowance on a quarterly basis. Through this evaluation, the appropriate provision for loan losses is determined by considering the current allowance level, actual loan losses and loan recoveries.

The provision for loan losses for the second quarter of 2002 was $150,000 versus $252,000 for comparable period in 2001. The allowance for loan and lease losses at June 30, 2002 was $7.7 million compared to $7.3 million at December 31, 2001. The ratio of the allowance for loan losses to outstanding loans at June 30, 2002 and December 31, 2001 was 2.15% and 1.95%, respectively.

The following table summarizes the changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operations in the Company's consolidated statements of operations.

                                                                June 30,         June 30,
                                                                 2002              2001
Balance of allowance for loan losses at beginning of period       $7,348            6,592

Provision charged to operating expense                             4,204              504

Charge offs:
   Commercial ................................                       574              112
   Construction
   Real estate - mortgage ....................                       338              335
   Real estate - other .......................                     3,116               45
   Consumer ..................................                       273              183
                                                                --------            -----
      Total charge-offs ......................                     4,301              675

Recoveries:
   Commercial ................................                        77               77
   Construction ..............................                         1
   Real estate - mortgage ....................                        11                3
   Real estate - other .......................                       269              132
   Consumer ..................................                        53               14
                                                                --------            -----
      Total recoveries .......................                       411              226
                                                                --------            -----
      Net charge-offs ........................                     3,890              449
                                                                --------            -----
Balance of allowance for loan losses at end of period             $7,662            6,647
                                                                ========            =====

Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Non-Performing Assets
Non-performing assets (non-accrual loans, real estate owned and repossessions) totaled approximately $11.5 million at June 30, 2002 compared to $18.9 million at December 31, 2001 and $9.4 million at June 30, 2001. These levels as a
percentage   of  loans   outstanding   represented   3.29%,   5.14%  and  2.55%,
respectively.

FLAG has a loan review function that continually monitors selected accruing loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. The loan review function also identifies loans with high degrees of credit or other risks. The focus of loan review is to maintain a low level of non-performing assets and return current non-performing assets to earning status.


      Non-performing assets                            June 30,    December 31,    June 30,
                                                         2002         2001           2001
                                                       --------    ------------   ----------

      Loans on nonaccrual .........................     $10,470       17,122         7,066
      Loans past due 90 days and still accruing ...          46          594         1,049
      Other real estate owned .....................         950        1,231         1,240
                                                       --------    ------------   ----------
      Total non-performing assets .................     $11,466       18,947         9,355
                                                        =======    ============   ==========
      Total non-performing loans as a percentage of
        net loans .................................        3.29%        5.14%         2.55%


Capital

At June 30, 2002, FLAG and its bank were in compliance with various regulatory capital requirements administered by Federal and State banking agencies. The following is a table representing the Company's consolidated Tier-1 Capital, Tangible Capital, and Risk-Based Capital:

                                             June 30, 2002
-----------------------------------------------------------------------------------------
                        Actual                 Required                Excess
                        Amount          %       Amount         %       Amount         %
-----------------------------------------------------------------------------------------
Tier 1 Capital          $50,608       9.62%     $21,046      4.00%     $29,562      5.62%
Tangible Capital        $50,608       9.62%     $ 7,892      1.50%     $42,716      8.12%
Risk-Based Capital      $56,533      13.49%     $33,532      8.00%     $23,001      5.49%


Part 2. Other Information
FLAG Financial Corporation and Subsidiaries
--------------------------------------------------------------------------------
PART II.  Other Information

Item 1.  Legal Proceedings

     Walter Terry Branyan and Robert Tommy Gilder III. Terry Branyan was a borrower from the Company, borrowing $1,271,324.54 in three separate promissory notes on March 17, 1999. Terry Branyan's obligation was guaranteed by Walter Branyan for $300,000 and Tommy Gilder for $1,000,000. Terry Branyan defaulted on his obligation, and the Company initiated suit to collect against all three. Walter Branyan has settled his portion of the guaranty. Default judgment was entered against Terry Branyan on January 3, 2001. Mr. Gilder answered the complaint and counterclaimed against the Company for breach of fiduciary duty in connection with his guaranty. The Company and Mr. Gilder have reached a settlement agreement that is favorable to the Company.

     The Company and the Bank are periodically involved as plaintiff or defendant in various other legal actions in the ordinary course of their business. We do not believe that such litigation presents a material risk to the Company's business, financial condition or results of operations.

Item 2.  Changes in Securities

The Company issued the following numbers of shares of common stock and warrants at the prices and on the dates indicated to members of its senior management team in a private placement under Rule 506 of the Securities Act of 1933 as amended. The warrants were purchased at a price of $1.00 per warrant, are immediately exercisable in full and have a ten-year term.


                                                                 Stock Purchase Price/
          Date Issued       No. of Shares    No. of Warrants    Warrant Exercise Price
          -----------       -------------    ---------------    ----------------------

            02/19/02            996,000           996,000               9.10
            03/05/02              6,000             6,000               9.90
            03/22/02             30,000            30,000               9.10
            03/27/02              6,000             6,000               9.10
            03/29/02              6,000             6,000               9.51
            04/01/02             30,000            30,000               9.69
            04/05/02              6,000             6,000               9.94
            04/08/02             24,000            24,000               9.56
            05/14/02             12,000            12,000               9.53
            05/22/02             28,500            28,500              10.10
            06/05/02             66,000            66,000               9.53
            06/17/02              6,000             6,000              10.00
            06/24/02             19,500            19,500              10.10



Item 3.  Defaults upon Senior Securities - None

Other Information
FLAG Financial Corporation and Subsidiaries

--------------------------------------------------------------------------------
Item 4.  Submission of Matters to a Vote of Security Holders

     (a)  The 2002 Annual Meeting of Shareholders was held on May 28, 2002

     (b)  Election of Directors

          The following are the results of the votes cast by shareholders present at the 2002 annual meeting of Shareholders, by proxy or in person, for the following directors to serve until the 2005 Annual Meeting of Shareholders:

                                         For                Withhold
                                         ---                ---------

        Stephen W. Doughty            6,237,786              49,517
        James W. Johnson              6,237,786              49,517


     (c) Ratifying the appointment of Porter Keadle Moore LLP, as independent accountants of the Company for the fiscal year ending December 31, 2002.

          The shareholders  voted 6,268,648  shares in the  affirmative,  17,475 shares in the negative, with 1,180 shares abstaining for the ratification and appointment of Porter Keadle Moore LLP as independent accountants for the Company for the fiscal year ending December 31, 2002.


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

Other Information
FLAG Financial Corporation and Subsidiaries

--------------------------------------------------------------------------------


Item 6.    Exhibits and Report on Form 8-K

          (a)  Exhibits

          99.1 Certification by Chief Executive Officer and Chief Financial Officer.


          (b)  Reports on Form 8-K

          Reports on Form 8-K filed during the Second Quarter of 2002:

          None

          Reports on Form 8-K filed from Second Quarter End 2002 to Present:

          None.

FLAG Financial Corporation and Subsidiaries

--------------------------------------------------------------------------------


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             FLAG Financial Corporation

                                             By: /s/ Joseph W Evans
                                                     -------------------
                                                     Joseph W. Evans
                                                     (Chief Executive Officer)

                                             Date:   8/12/02
                                                     -------


                                             By: /s/ J. Daniel Speight, Jr.
                                                     ----------------------
                                                     J. Daniel Speight,  Jr.
                                                     (Chief Financial Officer)

                                             Date:   8/12/02
                                                     -------