Form 10-Q
period 2002-09-30
FLAG FINANCIAL CORP
filed 2002-11-15
CIK 897509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

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

                                   YES [X] NO

             Common stock, par value $1 per share: 8,386,365 shares
                       Outstanding as of November 8, 2002

FLAG Financial Corporation and Subsidiaries


----------------------------------------------------------------------------------------
                                Table of Contents

                                                                                   Page
PART I Financial Information

  Item 1.  Financial Statements

              Consolidated Balance Sheets at September 30, 2002 and
               December 31, 2001 and September 30, 2001............................  3

             Consolidated Statements of Operations for the Nine months and
              Quarters Ended September 30, 2002 and 2001...........................  4

             Consolidated Statements of Comprehensive Income for the
               Nine months and Quarters Ended September 30, 2002 and 2001..........  5

             Consolidated Statements of Cash Flows for the Nine months
              Ended September 30, 2002 and 2001....................................  6


             Notes to Consolidated Financial Statements............................  7

  Item 2.  Management's Discussion and Analysis of Financial Condition
               And Results of Operations...........................................  8

  Item 3.  Market Risk Information................................................. 15

  Item 4.   Controls and Procedures................................................ 15


PART II  Other Information

  Item 1.  Legal Proceedings....................................................... 16

  Item 2.  Changes in Securities................................................... 16

  Item 3.  Defaults Upon Senior Securities......................................... 16

  Item 4.  Submission of Matters to a Vote of Security Holders..................... 16

  Item 5.  Other Information....................................................... 16

  Item 6.  Exhibits and Reports on Form 8-K........................................ 16

Part I. Financial Information
Item 1. Financial Statements
FLAG Financial Corporation and Subsidiaries
Consolidated Balance Sheets


                                                                          September 30,         December 31,       September 30,
                                                                              2002                 2001                2001
                                                                       ----------------------------------------------------------
                                                                          (UNAUDITED)           (AUDITED)           (UNAUDITED)

ASSETS

     Cash and due from banks
                                                                         $  12,401,953           20,077,641           16,418,896
     Federal funds sold                                                             --                   --            6,038,000
                                                                       ----------------------------------------------------------
         Total cash and cash equivalents                                    20,077,641           22,456,896           12,401,953
                                                                       ----------------------------------------------------------
     Interest-bearing deposits                                                      --               59,756
                                                                                                                         160,093
     Investment securities available-for-sale                              118,096,869          131,526,473          126,552,151
     Other investments
                                                                             7,142,682            5,835,093            5,835,093
     Mortgage loans held-for-sale
                                                                             7,561,919            6,454,127            4,414,300
     Loans, net                                                            376,582,848          368,967,089          368,044,332
     Premises and equipment, net                                            13,171,474           13,943,542           13,910,499
     Accrued interest receivable                                             4,451,006            4,778,443            6,038,216
     Other assets                                                           19,383,763           18,459,400           19,433,223
                                                                       ----------------------------------------------------------
                    Total assets                                         $ 558,792,514          570,201,901          566,744,466
                                                                       ==========================================================

     LIABILITIES

     Non interest-bearing deposits                                       $  39,347,937           48,553,710           45,882,443
     Interest-bearing demand deposits                                      126,039,129          119,985,564          114,302,408
     Savings                                                                25,401,806           24,248,553           25,127,983
     Time                                                                  232,300,619          247,793,498          270,650,410
                                                                       ----------------------------------------------------------
        Total deposits                                                     423,089,491          440,581,325          455,963,244
                                                                       ----------------------------------------------------------
     Federal funds purchased and repurchase agreements                         865,071
                                                                                                  5,703,000           18,001,000
     Other borrowings                                                               --
                                                                                                  5,000,000            3,250,000
     Advances from Federal Home Loan Bank                                   62,000,000           39,448,435           40,558,518
     Accrued expenses and other liabilities                                  7,752,575           13,147,654            9,955,632
                                                                       ----------------------------------------------------------
                     Total liabilities                                     498,545,066          516,178,414          510,592,465
                                                                       ----------------------------------------------------------

     STOCKHOLDERS' EQUITY

     Preferred stock (10,000,000 shares authorized, none
          issued and outstanding)                                                   --                   --                   --
     Common stock ($1 par value, 20,000,000 shares authorized,
          9,631,451,  8,277,995 and 8,277,995 shares issued at
          September 30, 2002, December 31, 2001 and
          September 30, 2001, respectively                                   9,631,451            8,277,995            8,277,995
     Additional paid-in capital                                             23,426,500           11,354,511           11,354,511
     Retained earnings                                                      34,185,472           39,223,132           39,062,697
     Accumulated other comprehensive income                                  2,471,535            1,612,488            2,167,244
     Less: Treasury stock at cost; 1,236,961 shares at September 30,
         2002, 908,001 shares at December 31, 2001 and 692,607 shares
         at September 30, 2001, respectively                                (9,467,510)          (6,444,639)          (4,710,446)
                                                                       ----------------------------------------------------------
                       Total stockholders' equity                           60,247,448           56,152,001
                                                                                                                      54,023,487
                                                                       ----------------------------------------------------------
                       Total liabilities and stockholders' equity        $ 558,792,514          570,201,901          566,744,466
                                                                       ==========================================================


      See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Operations


-------------------------------------------------------------------------------------------------------------------------------
                                                                                            (UNAUDITED)
                                                                         Three Months Ended            Nine months Ended
                                                                           September 30,                  September 30,
                                                                    -----------------------------------------------------------
                                                                        2002           2001            2002             2001
Interest Income
       Interest and fees on loans                                   $ 7,869,733       9,017,780      22,173,738      28,555,680
                                                                    -----------     -----------     -----------     -----------
       Interest on securities                                         5,294,916       5,428,029       1,726,540       1,994,886
       Interest on time deposits and federal funds sold                  14,705         105,678          88,575         539,407
                                                                    -----------     -----------     -----------     -----------
             Total interest income                                    9,610,978      11,118,344      27,557,229      34,523,116
                                                                    -----------     -----------     -----------     -----------
Interest Expense
       Interest on deposits:
          Interest Bearing Demand Deposits                              487,950         586,978       1,489,478       1,914,476
          Savings Deposits                                               56,102          75,172         165,768         309,699
          Time Deposits                                               2,026,869       3,778,473       6,857,305      11,888,945
       Other                                                            880,906       1,657,400         295,143         660,486
                                                                    -----------     -----------     -----------     -----------
             Total interest expense                                   9,393,457      15,770,520       2,866,064       5,101,109
                                                                    -----------     -----------     -----------     -----------
             Net interest income before provision for loan            6,744,914       6,017,235      18,163,772      18,752,596
       losses
Provision for Loan Losses                                             4,399,000         588,000         195,000         252,000
                                                                    -----------     -----------     -----------     -----------
             Net interest income after provision for loan losses      6,549,914       5,933,235      13,764,772      18,164,596
                                                                    -----------     -----------     -----------     -----------
Other Income
      Service charges on deposit accounts                               848,151         977,356       2,529,494       2,947,925
       Mortgage loan and related fees                                   808,334         588,816       1,862,331       1,676,920
       Insurance commissions and brokerage fees                         182,685         175,860         429,418         486,179
       Other income                                                     145,203         188,879         531,994         330,714
                                                                    -----------     -----------     -----------     -----------
             Total other income                                       1,984,373       1,930,911       5,353,237       5,441,738
                                                                    -----------     -----------     -----------     -----------
Other Expenses
       Salaries and employee benefits                                 3,989,371       3,389,703      14,767,480      10,312,159
                                                                    -----------     -----------     -----------     -----------
       Occupancy                                                        876,378         863,082       2,767,502       2,663,404
       Professional fees                                                165,790         254,501       1,574,797         814,743
       Postage, printing and supplies                                   220,347         121,987         762,613         642,057
                                                                    -----------     -----------     -----------     -----------
       Amortization of intangibles                                      126,367         124,322         385,911         372,966
       Communications and data                                          484,814         561,703       1,611,714       1,541,296
       Other operating                                                  706,050         944,919       3,160,412       2,609,248
                                                                    -----------     -----------     -----------     -----------
             Total other expenses                                     6,569,117       6,260,217      25,030,429      18,955,873
                                                                    -----------     -----------     -----------     -----------
             Earnings (loss) before provision for
                Income taxes and extraordinary item                   1,965,170       1,603,929      (5,912,420)      4,650,461
       Provision for income taxes                                       607,414         437,957      (2,541,295)      1,243,233
                                                                    -----------     -----------     -----------     -----------
             Earnings (loss) before extraordinary item                1,357,756      (3,371,125)      1,165,972       3,407,228
       Extraordinary item - loss on  redemption of debt, net of
              income tax benefit of $101,377 in 2002                         --              --         165,404              --
                                                                    -----------     -----------     -----------     -----------
              Net earnings (loss)                                   $ 1,357,756       1,165,972      (3,536,529)      3,407,228
                                                                    ===========     ===========     ===========     ===========

       Basic earnings (loss) per share before extraordinary item    $     (0.41)           0.43            0.16            0.15
       Extraordinary item                                                    --              --              --           (0.02)
                                                                    -----------     -----------     -----------     -----------

       Basic earnings (loss) per share                              $      0.16            0.15           (0.43)           0.43
                                                                    ===========     ===========     ===========     ===========

       Diluted earnings (loss) per share before extraordinary
       item                                                         $      0.16            0.15           (0.41)           0.43
       Extraordinary item                                                    --              --           (0.02)             --
                                                                    -----------     -----------     -----------     -----------
       Diluted earnings (loss) per share                            $      0.16            0.15           (0.43)           0.43
                                                                    ===========     ===========     ===========     ===========


       See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (UNAUDITED)
                                                                                Three Months Ended          Nine months Ended
                                                                                  September 30,              September 30,
                                                                               2002           2001         2002          2001
                                                                            -------------------------------------------------------
Net earnings (loss) ......................................................  $ 1,357,756     1,165,972    (3,536,529)    3,407,228
Other comprehensive income, net of tax:
    Unrealized gains on investment
      securities available-for-sale:
       Unrealized gains arising during the period,
         net of tax of $179,619, $500,936, $659,785 and
         $1,463,021, respectively ........................................      293,063       817,317     1,076,491     2,387,035
       Plus:  Reclassification adjustment for losses included in net
        earnings (loss), net of tax of ...................................  $     4,240            --            --         6,917
     Unrealized (losses) gains on cash flow hedges, net of tax of $45,837,
         $270,589, $137,512 and $28,026 respectively .....................      (74,787)     (441,487)     (224,361)       45,726
                                                                            -----------     ---------    ----------     ---------

Other comprehensive income ...............................................      218,276       375,830       859,047     2,432,761

Comprehensive income (loss) ..............................................  $ 1,576,032     1,541,802    (2,677,482)    5,839,989
                                                                            ===========     =========    ==========     =========




See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

---------------------------------------------------------------------------------------------------------


                                                                                 Nine months Ended
                                                                                    September 30,
                                                                           ------------------------------
                                                                                 2002           2001
                                                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) earnings .................................................  $ (3,536,529)  $  3,407,228
     Adjustment to reconcile net (loss) earnings to net
        cash provided by (used in) operating activities:
             Depreciation, amortization and accretion ....................     1,911,350      2,099,121
             Provision for loan losses ...................................     4,399,000        588,000
             Loss on sale of available-for-sale securities ...............        11,157
Gain on sales of loans ...................................................    (1,016,539)      (759,096)
             Gain on sale of other real estate ...........................       (56,639)       (64,658)
             Change in:
                    Mortgage loans-held-for sale .........................       (91,253)       465,455
                    Other
                                                                              (7,829,338)    (1,930,467)
                                                                            ------------   ------------
                       Net cash provided by (used in) operating activities    (6,208,791)     3,805,583
                                                                            ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net change in interest-bearing deposits .............................       160,093      3,391,684
     Proceeds from sales and maturities of investment
         securities available-for-sale ...................................    53,921,872     23,381,350
     Purchases of investment securities available-for-sale ...............   (39,355,680)   (45,066,491)
     Purchases of other investments ......................................    (1,113,700)      (733,350)
     Net change in loans .................................................   (12,014,759)    16,029,003
     Proceeds from sale of other real estate .............................       735,029      1,271,452
     Proceeds from sale of premises and equipment ........................       430,763         34,066
     Purchases of premises and equipment
                                                                              (1,297,089)      (750,775)
     Purchases of cash surrender value life insurance
                                                                                (133,023)      (120,793)
                                                                            ------------   ------------
                     Net cash provided by (used in) investing activities .     1,869,929     (3,100,277)
                                                                            ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in deposits
                                                                             (17,491,834)    (5,473,724)
     Change in federal funds purchased and repurchase agreements .........   (12,298,000)       203,589
     Change in other borrowed funds ......................................    (5,000,000)     1,750,000
     Proceeds from FHLB advances .........................................    46,000,000
                                                                                             10,000,000
     Payments of FHLB advances
                                                                             (23,448,435)    (1,414,786)
     Purchase of treasury stock ..........................................    (3,022,872)    (3,782,367)
     Proceeds from issuance of stock .....................................    11,707,740             --
     Proceeds from exercise of stock options .............................       481,705          8,995
     Proceeds from issuance of warrants ..................................     1,236,000
     Cash dividends paid .................................................    (1,501,130)    (1,413,227)
                                                                            ------------   ------------
                    Net cash used in financing activities ................    (3,336,826)      (121,520)
                                                                            ------------   ------------

                      Net change in cash and cash equivalents ............       583,786     (7,765,688)
     Cash and cash equivalents at beginning of period
                                                                              20,077,641     21,873,110
                                                                            ------------   ------------

    Cash and cash equivalents at end of period ...........................  $ 12,401,953   $ 22,456,896
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

 Note 2.  Earnings Per Share

Net earnings (loss) per common share are based on the weighted average number of common shares outstanding during each period. The calculation of basic and diluted earnings (loss) per share is as follows:


                                                            Three Months Ended                  Nine months Ended
                                                               September 30,                     September 30,
                                                       ---------------------------------------------------------------
                                                           2002             2001              2002            2001
                                                       ---------------------------------------------------------------
     Basic earnings (loss) per share:
     Net earnings (loss) after extraordinary item       $1,357,756       $1,165,972       $(3,536,529)    $3,407,228
     Weighted average common shares
         outstanding ............................        8,393,364        7,768,959         8,136,955      7,923,701
     Per share amount ...........................       $     0.16       $     0.15       $     (0.43)    $     0.43

     Diluted earnings (loss) per share:
     Net earnings (loss) ........................       $1,357,756       $1,165,972       $(3,536,529)    $3,407,228
     Effect of dilutive securities -
         stock options ..........................          252,268           48,852                --         28,213
     Per share amount ...........................       $     0.16       $     0.15       $     (0.43)    $     0.43

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
--------------------------------------------------------------------------------


Forward-Looking Statements

The following is a discussion of our financial condition as of September 30, 2002 compared to December 31, 2001 and the results of our operations for the quarter and nine months ended September 30, 2002 compared to the quarter and nine months ended September 30, 2001. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect", "estimate", "anticipate", and "believe", as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Financial Condition

Assets and Funding

Total assets were $558.8 million at September 30, 2002, a decrease of $11.4 million or 2.0% from December 31, 2001. The Company has worked during 2002 to reduce the level of lower yielding assets (loans and investment securities) as well as similar amounts of funding identified as relatively expensive (CDs and fixed FHLB advances). Resulting from these efforts are lower levels of earning assets and deposits that are producing slightly higher net interest income. While total assets reflected a decrease of $11.4 million, earning assets during the same period decreased only $3.6 million.

Gross loans outstanding at September 30, 2002 were $383.9 million compared to $376.3 million at December 31, 2001. Loans outstanding, while up 2.0% over prior year amounts, have just recently begun to grow. The Company's efforts at reducing lower earning and higher risk assets during 2002 trimmed loans outstanding  to as low as  $344.9  million  during  the  second  quarter.  Loans outstanding at September 30, 2002 represent growth of approximately $46.5 million or 13.4% from the lower balances experienced during the second quarter of 2002.

Investment securities at September 30, 2002 totaled $125.2 million versus $137.4 million at December 31, 2001. While the Company has reinvested some of the funds that have resulted from maturities and sales during 2002, a portion of those proceeds have been used to offset decreases in certain funding sources as well as to fund loan growth.

Non-interest-bearing deposits have decreased by $9.2 million compared to December 31, 2001 levels. This decrease is attributable to the divestiture of two branches in December 2001 as well as the closure of five branches during 2002. Interest bearing transaction accounts have increased over the same period by $11.7 million and largely results from the Company's focus on this type of funding as opposed to time deposits. Time deposits have decreased substantially over the same period, from $270.7 million at September 30, 2001 to $232.3 million at September 30, 2002.

Liquidity and Capital Resources

The Company maintains borrowing lines with various other financial institutions including the Federal Home Loan Bank. At September 30, 2002, the Company had total borrowing agreements of approximately $101 million of which approximately $62.0 million was advanced.

The Company's Board of Directors approved a private placement of 1.3 million shares of common stock and 1.3 million warrants to purchase common stock during the first quarter of 2002. At September 30, 2002, 1,272,000 shares and 1,272,000 warrants to purchase common stock had been sold for an aggregate of $12.9 million. All shares and warrants issued in the private placement were issued to members of the Company's management team and other employees under Rule 506 under the Securities Act of 1933, as amended.

The funds provided from the private placement contributed to an increase of 11.5% in stockholders' equity to $60.2 million over December 31, 2001 levels. The increase provided by the private placement funds was partially offset by the net loss of $3.5 million and an increase in treasury stock of $3.0 million. Stockholders' equity as a percentage of total assets was 10.8% at September 30, 2002 versus 9.5% at December 31, 2001.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Results of Operations

Overview of nine month period ending September 30, 2002

Net loss for the nine month period ending September 30, 2002 was $3.5 million or $0.43 per share compared to net income of $3.4 million or $0.43 per share for the first nine months of 2001. The net loss in 2002 includes an after tax restructuring charge of $3,380,000, a one-time after tax provision for loan losses of $2,483,000, and an after tax extraordinary charge of $165,000 related to the prepayment of a portion of the Company's Federal Home Loan Bank borrowings.

Net interest income for the nine months ending September 30, 2002 was $18.2 million, a decrease of $600,000 or 3.1% from the same period in 2001. This decrease is primarily attributed to the significant decrease in interest rates as well as a slight contraction in earning assets during 2002.

Non-interest income for the nine month period ending September 30, 2002 decreased 1.6% to $5.4 million when compared to the nine months ending September 30, 2001. While income from mortgage banking activities increased $185,000 or 11.1% for the period, FLAG experienced a decrease in fees and service charges on deposit accounts of $418,000 or 14.2%. This decrease was mainly attributed to FLAG's decision to sell two branches in December 2001 with approximately $37 million in deposits.

Excluding the one-time charges mentioned above, the Company would have earned approximately $2.5 million with non-interest expenses of approximately $19.6 million for the nine month period ending September 30, 2002. This level of non-interest expenses represents an increase of approximately $600,000 and is largely comprised of higher salaries and benefits.

Results of operations for quarter ending September 30, 2002

Net income for the quarter ended September 30, 2002 was $1,358,000 or $0.16 per diluted share. This level of net income represents an increase of 16.5% compared to net income of $1,166,000 for the comparable period in 2001. Diluted earnings per share also increased from 2001 levels of $0.15 per share.

Net interest income for the quarter ending September 30, 2002 increased approximately $728,000 or 12.1% over the comparable quarter in 2001. For these periods, net interest margin increased to 5.30% from 4.63%. The Company attributes most of the decrease in interest income and interest expense to the lower rate environment that has persisted during 2002. The decrease in interest expense has been more significant than the decrease in interest income, resulting in increased net interest income.

Interest income for the third quarter of 2002 was $9.6 million, a decrease of $1.5 million or 13.6% over the same quarter in 2001. Interest and fees on loans decreased from $9.0 million to $7.9 million, a decrease of 12.7%. FLAG's yield on loans during the quarter ended September 30, 2002 decreased to 8.35% from 9.46% in the third quarter of 2001. Average loans outstanding during the third quarter of 2002 were $374.0 million, a decrease of $4.1 million or 1.1% compared to the comparable quarter a year ago. At September 30, 2002, gross loans accounted for 68.7% of total assets and approximately 74.3% of interest earning assets. This compares favorably with the quarter ended September 30, 2001 ratios of 66.1% and 73.2%, respectively.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Interest income on investment securities decreased by $268,000 during the quarter ending September 30, 2002 to $1.7 million when compared to the same quarter in 2001. The yield on the investment portfolio decreased from 5.86% to 5.24% over this period. For the quarters ended September 30, 2002 and 2001, FLAG had average investment securities of $129.6 million and $134.0 million, respectively.

FLAG aggressively manages earning assets in order to maintain a balanced combination of credit and market risk, as well as yield. In the current rate environment, FLAG has attempted to maintain a very low level of federal funds sold, relying on borrowing lines with other financial institutions, including but not limited to the FHLB. During the third quarter of 2002, FLAG was successful in averaging only $1.3 million of federal funds sold and interest bearing deposits with other banks, compared to $3.3 million during the third quarter of 2001. Federal funds sold and interest- bearing deposits with other banks averaged 0.25% and 0.64% of total interest earning assets for the quarters ending September 30, 2002 and 2001, respectively.

FLAG uses customer deposits and borrowings from other financial institutions as its two primary sources to fund interest earning assets. Total funding for FLAG at September 30, 2002 was $490.8 million with an overall cost for the quarter of 2.36%, compared to $500.6 million, costing 4.10% in the comparable quarter of 2001. The decreases in costs and balances resulted in a savings of $2.2 million or 43.8% for the quarter, and allowed FLAG to improve total net interest income with lower levels of interest earning assets.

Interest expense on customer deposits for the third quarter of 2002 decreased by $1.9 million to $2.6 million when compared to the quarter ended September 30, 2001. This 42% decrease was mainly attributable to aggressive repricing efforts on all elements of FLAG's deposit base. Interest bearing demand deposits averaged $126.7 million with an average cost of 1.53% for the quarter ending September 30, 2002 compared to $108.6 million costing an average of 2.15% for the comparable quarter of 2001. Time deposits averaged $233.3 million and $266.7 million with average costs of 3.45% and 5.62% for the third quarter of 2002 and 2001, respectively.

Interest expense on other borrowings consists of interest on FHLB advances, other borrowings and federal funds purchased. For the third quarter of 2002, interest expense on other borrowings was approximately $295,000 compared to $660,000 for the same quarter in 2001. This decrease of 55.3% is the result of the early repayment and refinancing of fixed FHLB advances in recent quarters. This refinancing allowed FLAG to reduce the overall cost on other borrowings to 1.97% for the third quarter of 2002 compared to 5.25% a year ago.

Non-Interest Income and Expense

Non-interest income grew 2.8% during the third quarter of 2002 compared to the same period in 2001. The decrease in non-interest bearing balances discussed earlier contributed to a decrease in service charges of 13.2% to $848,000. Income from mortgage banking activities (origination fees, gain on sale of loans and service release premiums) grew $220,000 to $808,000 in the third quarter of 2002, mostly the result of very favorable interest rates on home mortgages. Non-interest income as a percent of total revenue decreased to 22.7% from the 2001 level of 24.3%.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Non-interest expenses increased during the quarter ended September 30, 2002 to $6.6 million from $6.3 million in the same quarter of 2001. This 4.9% increase includes an $13,000 increase in occupancy expense, a $239,000 decrease in other operating expense and a $600,000 increase in salaries and benefits. A significant portion of the increase in salaries and benefits is attributed to increased commissions related to improved production in the mortgage, insurance and investment groups.

Income Taxes

Income tax expense for the quarter ending September 30, 2002 was $607,000 compared to $438,000 for the same quarter in 2001. FLAG's effective tax rate for the quarter ended September 30, 2002 was 30.9% compared to 27.3% for the quarter ended September 30, 2001.

Loans

FLAG engages in a full complement of lending activities, including real estate-related, commercial and financial loans and consumer installment loans. FLAG generally concentrates lending efforts on real estate related loans. As of September 30, 2002, FLAG's loan portfolio consisted of 84.3% real estate-related loans, 11.1% commercial and financial loans, and 4.4% consumer installment loans. While risk of loss is primarily tied to the credit quality of the various borrowers, risk of loss may also increase due to factors beyond the FLAG's control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the real estate portfolio. Of the target areas of lending activities, commercial and financial loans are generally considered to have a greater risk of loss than real estate loans or consumer installment loans.

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are represented in the following table: (000's omitted)


                                                September 30,    December 31,    September 30,
                                                    2002            2001             2001
                                                  --------       ---------------------------
     Commercial/financial/agricultural.....       $ 42,750         79,722            57,913
     Real estate construction .............         76,036         65,052            65,341
     Real estate - mortgage ...............         53,858         47,180            43,925
     Real estate - other ..................        194,142        166,568           184,574
     Installment loans to individuals .....         17,094         17,793            22,822

                                                  --------       ---------------------------
     Total loans ..........................        383,880        376,315           374,575

     less:
     Allowance for loan losses ............          7,297          7,348             6,531
                                                  --------       ---------------------------

     Total net loans ......................       $376,583        368,967           368,044
                                                  ========       ===========================

Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Provision and Allowance for Loan and Lease Losses

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

The provision for loan losses for the third quarter of 2002 was $195,000 versus $84,000 for comparable period in 2001. The allowance for loan and lease losses at September 30, 2002 was $7.3 million, approximately the same as December 31, 2001. The ratio of the allowance for loan losses to net outstanding loans at September 30, 2002 and December 31, 2001 was 1.94% and 1.99%, respectively.

The following table summarizes the changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance that have been charged to operations in the Company's consolidated statements of operations. (000's omitted)

                                                                       Nine months ended
                                                                         September 30,
                                                                         2002      2001
                                                                         ----      ----
     Balance of allowance for loan losses at beginning of period       $7,348        6,583

     Provision charged to operating expense
                                                                        4,399          588

     Charge offs:
        Commercial                                                        959          218
                 Construction
        Real estate - mortgage                                            469          359
        Real estate - other                                             3,221           45
        Consumer
                                                                          312          251
                                                                       ------       ------
           Total charge-offs                                            4,961          873

     Recoveries:
        Commercial                                                        120           83
        Construction                                                        1
        Real estate - mortgage                                             23           13
        Real estate - other                                               283          108
        Consumer                                                           84           29
                                                                       ------       ------
           Total recoveries                                               511          233

                                                                       ------       ------
           Net charge-offs                                              4,450          640
                                                                       ------       ------

     Balance of allowance for loan losses at end of period             $7,297        6,531
                                                                       ======       ======

Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Non-Performing Assets

Non-performing assets (nonaccrual loans, real estate owned and repossessions) totaled approximately $12.5 million at September 30, 2002 compared to $18.9 million at December 31, 2001 and $9.6 million at September 30, 2001. These levels as a percentage of net loans outstanding represented 3.33%, 5.14% and 2.62%, respectively.

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


      Non-performing assets (000's omitted)            September 30,      December 31,     September 30,
                                                           2002              2001             2001
                                                      ---------------------------------------------------
     Loans on nonaccrual                                  $9,464            17,122           6,975
     Loans past due 90 days and still accruing             2,084               594           1,367
     Other real estate owned                                 989             1,231           1,303
                                                          ------            ------           -----
     Total non-performing assets                          $9,645            12,537          18,947
                                                          ======            ======          ======
     Total non-performing assets as a percentage of
       net loans                                            3.33%             5.14%           2.62%



Capital

At September 30, 2002, FLAG and its bank were in compliance with various regulatory capital requirements administered by Federal and State banking agencies. The following is a table representing the Company's consolidated Tier-1 Capital, Tangible Capital, and Risk-Based Capital:


                               September 30, 2002

---------------------------------------------------------------------------------------------------------------------
                                                    Actual                   Required              Excess
                                                    Amount        %          Amount       %        Amount       %
---------------------------------------------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets)          $ 56,897      12.77%       $ 35,654    8.00%     $ 21,243    4.77%
Tier 1 Capital (to Risk Weighted Assets)         $ 51,286      11.51%       $ 17,827    4.00%     $ 33,459    7.51%
Tier 1 Capital (to Average Assets)               $ 51,286       9.49%       $ 21,627    4.00%     $ 29,659    5.49%


Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2002, there were no substantial changes in the composition of the Company's market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2001. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2001 included in the Company's 2001 Annual Report on Form 10-K.


Item 4.  Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

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

Item 6.    Exhibits and Report on Form 8-K

(a)          Exhibits

99.1     Certification by Chief Executive Officer and Chief Financial Officer.


         (b)    Reports on Form 8-K

         Reports on Form 8-K filed during the Third Quarter of 2002:

         None

FLAG Financial Corporation and Subsidiaries

--------------------------------------------------------------------------------




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FLAG Financial Corporation

                                          By: /s/ Joseph W Evans
                                              ------------------------
                                              Joseph W. Evans
                                              (Chief Executive Officer)

                                          Date: 11/12/02
                                                ----------------

                                          By: /s/ J. Daniel Speight, Jr.
                                             ----------------------------
                                             J. Daniel Speight, Jr.
                                             (Chief Financial Officer)

                                          Date:  11/12/02
                                                 ---------------

                                  Certification


I, Joseph W. Evans, Chief Executive Officer of FLAG Financial Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of FLAG Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer(s) and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002

                                                       /s/ Joseph W. Evans
                                                       ------------------------
                                                       Joseph W. Evans
                                                       Chief Executive Officer

                                  Certification


I,  J.  Daniel  Speight,   Jr.,  Chief  Financial   Officer  of  FLAG  Financial
Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of FLAG Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer(s) and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

                                                 /s/ J. Daniel Speight, Jr.
                                                 --------------------------
                                                 J. Daniel Speight, Jr.
                                                 Chief Financial Officer