Form 10-Q/A
period 2002-09-30
FLAG FINANCIAL CORP
filed 2002-11-15
CIK 897509

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

  Item 4.  Submission of Matters to a Vote of Security Holders..................... 16

  Item 5.  Other Information....................................................... 16

  Item 6.  Exhibits and Reports on Form 8-K........................................ 16

Part I. Financial Information
Item 1. Financial Statements
FLAG Financial Corporation and Subsidiaries
Consolidated Balance Sheets

                                                                      September 30,     December 31,    September 30,
                                                                         2002              2001             2001
                                                                    -------------------------------------------------
                                                                      (UNAUDITED)        (AUDITED)        (UNAUDITED)
ASSETS
------
Cash and due from banks ........................................    $  12,401,953        20,077,641        16,418,896
Federal funds sold .............................................               --                --         6,038,000
                                                                    -------------------------------------------------

    Total cash and cash equivalents ............................       12,401,953        20,077,641        22,456,896
                                                                    -------------------------------------------------
Interest-bearing deposits ......................................             --             160,093            59,756
Investment securities available-for-sale .......................      118,096,869       131,526,473       126,552,151
Other investments ..............................................        7,142,682         5,835,093         5,835,093
Mortgage loans held-for-sale ...................................        7,561,919         6,454,127         4,414,300
Loans, net .....................................................      376,582,848       368,967,089       368,044,332
Premises and equipment, net ....................................       13,171,474        13,943,542        13,910,499
Accrued interest receivable ....................................        4,451,006         4,778,443         6,038,216
Other assets ...................................................       19,383,763        18,459,400        19,433,223
                                                                    -------------------------------------------------
               Total assets ....................................    $ 558,792,514       570,201,901       566,744,466
                                                                    =================================================

LIABILITIES

Non interest-bearing deposits ..................................    $  39,347,937        48,553,710        45,882,443
Interest-bearing demand deposits ...............................      126,039,129       119,985,564       114,302,408
Savings ........................................................       25,401,806        24,248,553        25,127,983
Time ...........................................................      232,300,619       247,793,498       270,650,410
                                                                    -------------------------------------------------
   Total deposits ..............................................      423,089,491       440,581,325       455,963,244
                                                                    -------------------------------------------------
Federal funds purchased and repurchase agreements ..............        5,703,000        18,001,000           865,071
Other borrowings ...............................................             --           5,000,000         3,250,000
Advances from Federal Home Loan Bank ...........................       62,000,000        39,448,435        40,558,518
Accrued expenses and other liabilities .........................        7,752,575        13,147,654         9,955,632
                                                                    -------------------------------------------------
                Total liabilities ..............................      498,545,066       516,178,414       510,592,465
                                                                    -------------------------------------------------

STOCKHOLDERS' EQUITY

Preferred stock (10,000,000 shares authorized, none
     issued and outstanding) ...................................               --                --                --
Common stock ($1 par value, 20,000,000 shares authorized,
     9,631,451,  8,277,995 and 8,277,995 shares issued at
     September 30, 2002, December 31, 2001 and
     September 30, 2001, respectively ..........................        9,631,451         8,277,995         8,277,995
Additional paid-in capital .....................................       23,426,500        11,354,511        11,354,511
Retained earnings ..............................................       34,185,472        39,223,132        39,062,697
Accumulated other comprehensive income .........................        2,471,535         1,612,488         2,167,244
Less: Treasury stock at cost; 1,236,961 shares at September 30,
    2002, 908,001 shares at December 31, 2001 and 692,607 shares
    at September 30, 2001, respectively ........................       (9,467,510)       (6,444,639)       (4,710,446)
                                                                    -------------------------------------------------
                  Total stockholders' equity ...................       60,247,448        54,023,487        56,152,001
                                                                    -------------------------------------------------
                  Total liabilities and stockholders' equity ...    $ 558,792,514       570,201,901       566,744,466
                                                                    =================================================



      See Accompanying Notes to Consolidated Financial Statements


Consolidated Statements of Operations

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                   (UNAUDITED)
                                                                               Three Months Ended               Nine months Ended
                                                                                  September 30,                   September 30,
                                                                           ---------------------------------------------------------
                                                                                2002           2001          2002              2001
Interest Income
            Interest and fees on loans ................................    $ 7,869,733      9,017,780     22,173,738      28,555,680
            Interest on securities ....................................      1,726,540      1,994,886      5,294,916       5,428,029
            Interest on time deposits and federal funds sold ..........         14,705        105,678         88,575         539,407
                                                                           ---------------------------------------------------------
                  Total interest income ...............................      9,610,978     11,118,344     27,557,229      34,523,116
                                                                           ---------------------------------------------------------
Interest Expense
            Interest on deposits:
               Interest Bearing Demand Deposits .......................        487,950        586,978      1,489,478       1,914,476
               Savings Deposits .......................................         56,102         75,172        165,768         309,699
               Time Deposits ..........................................      2,026,869      3,778,473      6,857,305      11,888,945
            Other .....................................................        295,143        660,486        880,906       1,657,400
                                                                           ---------------------------------------------------------
                  Total interest expense ..............................      2,866,064      5,101,109      9,393,457      15,770,520
                                                                           ---------------------------------------------------------
                  Net interest income before provision for loan losses       6,744,914      6,017,235     18,163,772      18,752,596
Provision for Loan Losses .............................................        195,000         84,000      4,399,000         588,000
                                                                           ---------------------------------------------------------
                  Net interest income after provision for loan losses .      6,549,914      5,933,235     13,764,772      18,164,596
                                                                           ---------------------------------------------------------
Other Income
           Service charges on deposit accounts ........................        848,151        977,356      2,529,494       2,947,925
            Mortgage loan and related fees ............................        808,334        588,816      1,862,331       1,676,920
            Insurance commissions and brokerage fees ..................        182,685        175,860        429,418         486,179
            Other income ..............................................        145,203        188,879        531,994         330,714
                                                                           ---------------------------------------------------------
                  Total other income ..................................      1,984,373      1,930,911      5,353,237       5,441,738
                                                                           ---------------------------------------------------------

Other Expenses
            Salaries and employee benefits ............................      3,989,371      3,389,703     14,767,480      10,312,159
            Occupancy .................................................        876,378        863,082      2,767,502       2,663,404
            Professional fees .........................................        165,790        254,501      1,574,797         814,743
            Postage, printing and supplies ............................        220,347        121,987        762,613         642,057
            Amortization of intangibles ...............................        126,367        124,322        385,911         372,966
            Communications and data ...................................        484,814        561,703      1,611,714       1,541,296
            Other operating ...........................................        706,050        944,919      3,160,412       2,609,248
                                                                           ---------------------------------------------------------
                  Total other expenses ................................      6,569,117      6,260,217     25,030,429      18,955,873
                                                                           ---------------------------------------------------------

                  Earnings (loss) before provision for
                     Income taxes and extraordinary item ..............      1,965,170      1,603,929     (5,912,420)      4,650,461
            Provision for income taxes ................................        607,414        437,957     (2,541,295)      1,243,233
                                                                           ---------------------------------------------------------
                  Earnings (loss) before extraordinary item ...........      1,357,756      1,165,972     (3,371,125)      3,407,228
            Extraordinary item - loss on  redemption of debt, net of
                   income tax benefit of $101,377 in 2002 .............             --             --        165,404              --
                                                                           ---------------------------------------------------------
                  Net earnings (loss) ................................     $ 1,357,756      1,165,972     (3,536,529)      3,407,228
                                                                           =========================================================

            Basic earnings (loss) per share before extraordinary item .    $      0.16           0.15          (0.41)           0.43
            Extraordinary item ........................................             --             --          (0.02)             --
                                                                           ---------------------------------------------------------
            Basic earnings (loss) per share ...........................    $      0.16           0.15          (0.43)           0.43
                                                                           =========================================================


            Diluted earnings (loss) per share before extraordinary item    $      0.16           0.15          (0.41)           0.43
            Extraordinary item ........................................             --             --          (0.02)             --
                                                                           ---------------------------------------------------------
            Diluted earnings (loss) per share .........................    $      0.16           0.15          (0.43)           0.43
                                                                           =========================================================


            See Accompanying Notes to Consolidated Financial Statements.


Consolidated Statements of Comprehensive Income

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (UNAUDITED)
                                                                                Three Months Ended          Nine months Ended
                                                                                  September 30,              September 30,
                                                                            -------------------------------------------------------
                                                                               2002           2001         2002          2001
                                                                            -------------------------------------------------------
Net earnings (loss) ......................................................  $ 1,357,756     1,165,972    (3,536,529)    3,407,228
Other comprehensive income, net of tax:
    Unrealized gains on investment
      securities available-for-sale:
       Unrealized gains arising during the period,
         net of tax of $179,619, $500,936, $659,785 and
         $1,463,021, respectively ........................................      293,063       817,317     1,076,491     2,387,035
       Plus:  Reclassification adjustment for losses included in net
        earnings (loss), net of tax of $4,240.............................           --            --         6,917            --
     Unrealized (losses) gains on cash flow hedges, net of tax of $45,837,
         $270,589, $137,512 and $28,026 respectively .....................      (74,787)     (441,487)     (224,361)       45,726
                                                                            -----------     ---------    ----------     ---------

Other comprehensive income ...............................................      218,276       375,830       859,047     2,432,761
                                                                            -----------     ---------    ----------     ---------
Comprehensive income (loss) ..............................................  $ 1,576,032     1,541,802    (2,677,482)    5,839,989
                                                                            ===========     =========    ==========     =========


See Accompanying Notes to Consolidated Financial Statements


Consolidated Statements of Cash Flows

----------------------------------------------------------------------------------------------------------------------
                                                                                            Nine months Ended
                                                                                              September 30,
                                                                                     ---------------------------------
                                                                                         2002               2001
                                                                                               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) earnings .......................................................      $ (3,536,529)      $  3,407,228
     Adjustment to reconcile net (loss) earnings to net
        cash provided by (used in) operating activities:
             Depreciation, amortization and accretion ..........................         1,911,350          2,099,121
             Provision for loan losses .........................................         4,399,000            588,000
             Loss on sale of available-for-sale securities .....................            11,157
             Gain on sales of loans ............................................        (1,016,539)          (759,096)
             Gain on sale of other real estate .................................           (56,639)           (64,658)
             Change in:
                    Mortgage loans-held-for sale ...............................           (91,253)           465,455
                    Other ......................................................        (7,829,338)        (1,930,467)
                                                                                     ---------------------------------
                       Net cash provided by (used in) operating activities .....        (6,208,791)         3,805,583
                                                                                     ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net change in interest-bearing deposits ...................................           160,093          3,391,684
     Proceeds from sales and maturities of investment
         securities available-for-sale .........................................        53,921,872         23,381,350
     Purchases of investment securities available-for-sale .....................       (39,355,680)       (45,066,491)
     Purchases of other investments ............................................        (1,113,700)          (733,350)
     Net change in loans .......................................................       (12,014,759)        16,029,003
     Proceeds from sale of other real estate ...................................         1,271,452            735,029
     Proceeds from sale of premises and equipment ..............................           430,763             34,066
     Purchases of premises and equipment .......................................        (1,297,089)          (750,775)
     Purchases of cash surrender value life insurance ..........................          (133,023)          (120,793)
                                                                                     ---------------------------------
                     Net cash provided by (used in) investing activities........         1,869,929         (3,100,277)
                                                                                     ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in deposits ....................................................       (17,491,834)        (5,473,724)
     Change in federal funds purchased and repurchase agreements ...............       (12,298,000)           203,589
     Change in other borrowed funds ............................................        (5,000,000)         1,750,000
     Proceeds from FHLB advances ...............................................        46,000,000         10,000,000
     Payments of FHLB advances .................................................       (23,448,435)        (1,414,786)
     Purchase of treasury stock ................................................        (3,022,872)        (3,782,367)
     Proceeds from issuance of stock ...........................................        11,707,740                 --
     Proceeds from exercise of stock options ...................................           481,705              8,995
     Proceeds from issuance of warrants ........................................         1,236,000
     Cash dividends paid .......................................................        (1,501,130)        (1,413,227)
                                                                                     ---------------------------------
                    Net cash used in financing activities ......................        (3,336,826)          (121,520)
                                                                                     ---------------------------------

                      Net change in cash and cash equivalents ..................        (7,765,688)           583,786
     Cash and cash equivalents at beginning of period ..........................        20,077,641         21,873,110
                                                                                     ---------------------------------

    Cash and cash equivalents at end of period .................................      $ 12,401,953       $ 22,456,896
                                                                                      ================================

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

Non-interest-bearing deposits have decreased by $9.2 million compared to December 31, 2001 levels. This decrease is attributable to the divestiture of two branches in December 2001 as well as the closure of five branches during 2002. Interest bearing transaction accounts have increased over the same period by $11.7 million and largely results from the Company's focus on this type of funding as opposed to time deposits. Time deposits have decreased substantially over the same period, from $247.8 million at December 31, 2001 to $232.3 million at September 30, 2002.

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

Interest income for the third quarter of 2002 was $9.6 million, a decrease of $1.5 million or 13.6% over the same quarter in 2001. Interest and fees on loans decreased from $9.0 million to $7.9 million, a decrease of 12.7%. FLAG's yield on loans during the quarter ended September 30, 2002 decreased to 8.35% from 9.46% in the third quarter of 2001. Average loans outstanding during the third quarter of 2002 were $374.0 million, a decrease of $4.1 million or 1.1% compared to the comparable quarter a year ago. At September 30, 2002, gross loans accounted for 68.7% of total assets and approximately 74.3% of interest earning assets. This compares favorably with the September 30, 2001 ratios of 66.1% and 73.2%, respectively.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Non-interest expenses increased during the quarter ended September 30, 2002 to $6.6 million from $6.3 million in the same quarter of 2001. This 4.9% increase includes a $13,000 increase in occupancy expense, a $239,000 decrease in other operating expense and a $600,000 increase in salaries and benefits. A significant portion of the increase in salaries and benefits is attributed to increased commissions related to improved production in the mortgage, insurance and investment groups.

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


                                                September 30,    December 31,    September 30,
                                                    2002            2001             2001
                                                  --------        -------           -------
     Commercial/financial/agricultural.....       $ 42,750         79,722            57,913
     Real estate construction .............         76,036         65,052            65,341
     Real estate - mortgage ...............         53,858         47,180            43,925
     Real estate - other ..................        194,142        166,568           184,574
     Installment loans to individuals .....         17,094         17,793            22,822

                                                  --------        -------           -------
     Total loans ..........................        383,880        376,315           374,575

     less:
     Allowance for loan losses ............          7,297          7,348             6,531
                                                  --------        -------           -------
     Total net loans ......................       $376,583        368,967           368,044
                                                  ========        =======           =======

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

                                                                       Nine months ended
                                                                         September 30,
                                                                         2002      2001
                                                                         ----      ----
     Balance of allowance for loan losses at beginning of period       $7,348        6,583

     Provision charged to operating expense                             4,399          588

     Charge offs:
        Commercial                                                        959          218
        Construction                                                       --           --
        Real estate - mortgage                                            469          359
        Real estate - other                                             3,221           45
        Consumer                                                          312          251
                                                                       ------       ------
           Total charge-offs                                            4,961          873

     Recoveries:
        Commercial                                                        120           83
        Construction                                                        1
        Real estate - mortgage                                             23           13
        Real estate - other                                               283          108
        Consumer                                                           84           29
                                                                       ------       ------
           Total recoveries                                               511          233

                                                                       ------       ------
           Net charge-offs                                              4,450          640
                                                                       ------       ------

     Balance of allowance for loan losses at end of period             $7,297        6,531
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


      Non-performing assets (000's omitted)             September 30,      December 31,    September 30,
                                                            2002               2001            2001
                                                          ---------         ---------       ---------
     Loans on nonaccrual..............................    $   9,464            17,122           6,975
     Loans past due 90 days and still accruing........        2,084               594           1,367
     Other real estate owned..........................          989             1,231           1,303
                                                          ---------         ---------       ---------
     Total non-performing assets......................    $  12,537            18,947           9,645
                                                          =========         =========       =========
     Total non-performing assets as a percentage of
       net loans......................................        3.33%             5.14%           2.62%



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


                                          FLAG Financial Corporation

                                          By: /s/ Joseph W Evans
                                              ---------------------------
                                              Joseph W. Evans
                                              (Chief Executive Officer)

                                          Date: 11/12/02
                                                -------------------------

                                          By: /s/ J. Daniel Speight, Jr.
                                             ----------------------------
                                             J. Daniel Speight, Jr.
                                             (Chief Financial Officer)

                                          Date:  11/12/02
                                                 ------------------------

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