Form 10-K
period 2002-12-31
FLAG FINANCIAL CORP
filed 2003-03-31
CIK 897509

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K


               |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                -
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

             |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

                           COMMISSION FILE NO. 0-24532
                           FLAG FINANCIAL CORPORATION
                           --------------------------
             (Exact name of Registrant as specified in its charter)

            GEORGIA                                     58-2094179
  --------------------------------                  -------------------
   State or other jurisdiction of.                   (I.R.S. Employer
   incorporation or organization).                  Identification No.)

             3475 PIEDMONT ROAD, N. E., SUITE 550, ATLANTA, GA 30305
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (404) 760-7700
                                 --------------
                         (Registrant's telephone number)

      Securities registered pursuant to Section 12(b) of the Act:     None
Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK,
                                                            $1.00 PAR VALUE

                                 --------------

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
                                  ---

Indicate  by  check  mark  whether  the  registrant  is an accelerated filer (as
defined  in  Exchange  Act  Rule  12b-2):  Yes    X   No     _
                                                ---       ----

The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant on June 30, 2002 based on 7,310,760 shares was approximately $78,078,917.

As  of  March  21, 2003 there were 8,410,290 shares of Common Stock outstanding.

DOCUMENTS  INCORPORATED  BY  REFERENCE
--------------------------------------

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 15, 2003, are incorporated by reference in Part III hereof.

                           FLAG FINANCIAL CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                Table of Contents


Item                                                                    Page
Number                                                                 Number
PART I. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
  ITEM 1.         BUSINESS . . . . . . . . . . . . . . . . . . . . . . . .  1
  ITEM 2.         PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . 12
  ITEM 3.         LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . 12
  ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . 13

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
  ITEM 5.         MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                  SHAREHOLDER MATTERS. . . . . . . . . . . . . . . . . . . 13
  ITEM 6.         SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . 15
  ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . 16
  ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . 28
  ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . 56

PART III.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 56
  ITEM 10         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . 56
  ITEM 11         EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . 56
  ITEM 12         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED SHAREHOLDER MATTERS . . . . . . . 56
  ITEM 13         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . 57
  ITEM 14         CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . 57
  ITEM 15         PRINCIPAL ACCOUNTANT FEES AND SERVICES . . . . . . . . . 58

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 58
  ITEM 16         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . 58

  SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 62

  CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 63

  EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 66

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

THE  COMPANY

     Flag Financial Corporation ("Flag" or the "Company") is a bank holding company headquartered in Atlanta, Georgia and is registered under the Bank Holding Company Act of 1956, as amended. The Company is the sole shareholder of Flag Bank (the "Bank") and was incorporated under the laws of the State of Georgia on February 9, 1993.

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

     Flag is also a service provider of mortgage, investment and insurance services though Flag Mortgage, Flag Investment Services and Flag Insurance Services. All of these services are provided by a division of Flag Bank.

     Flag's website address is www.Flag.net. You may obtain free electronic copies of our annual reports and Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports at the investor relations section of our website. These reports are available on our website as soon as reasonably practicable after we electronically file them with the SEC.


THE  BANK

     Flag Bank is a state bank organized under the laws of the State of Georgia with banking offices in the following cities and counties: Atlanta (Fulton County, Dekalb County and Cobb County), Unadilla (Dooly County), Vienna (Dooly County), Montezuma (Macon County), Buena Vista (Marion County), LaGrange (Troup County), Hogansville (Troup County), Thomaston (Upson County), Stockbridge (Henry County) and Suwanee (Forsyth County), Georgia. Flag Bank was originally chartered in 1931 as the Citizens Bank and became a wholly-owned subsidiary of the Company through a series of acquisitions commencing in 1998.

     Flag Mortgage operates as a division of Flag Bank and operates mortgage loan production offices in Atlanta (Fulton County), LaGrange (Troup County), Columbus (Muscogee County) and Newnan (Coweta County), Georgia.

     BUSINESS OF THE BANK. The Bank's business consists primarily of attracting deposits from the general public and, with these and other funds, making residential mortgage loans, consumer loans, commercial loans, commercial real estate loans, residential construction loans and securities investments. In addition to deposits, sources of funds for the Banks' loans and other investments include amortization and prepayment of loans, loan origination and commitment fees, sales of loans or participations in loans, fees received for servicing loans sold to others and advances from the Federal Home Loan Bank of Atlanta ("FHLBA"). The Bank's principal sources of income are interest and fees collected on loans, including fees received for originating and selling loans and for servicing loans sold to others, and, to a lesser extent, interest and dividends collected on other investments and service charges on deposit accounts. The Bank's principal expenses are interest paid on deposits, interest paid on FHLBA advances, employee compensation and office expenses and other overhead expenses.

     While the Bank attempts to avoid concentrations of loans to a single industry or based on a single type of collateral, the various types of loans the Bank makes have certain risks associated with them. Consumer and commercial loans present risks which, among other things, include fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral, changes in interest rates and customer financial problems. Real estate construction loans present risks related to, among other things, whether the builder is able to sell the property, whether the buyer is able to obtain permanent financing and the nature of changing economic conditions. Real estate mortgage loans present risks involving, among other things, economic and demographic changes, deterioration of collateral and customer financial problems.

     The Company's primary asset is its stock in the Bank. Accordingly, its financial performance is determined primarily by the results of operations of the Bank. For information regarding the consolidated financial condition and results of operations of the Company as of December 31, 2002 and 2001 and for the three years in the period ended December 31, 2002, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company, and the related notes presented in Part II hereof. All average balances presented in this report were derived based on daily averages.

EMPLOYEES

     As of December 31, 2002, the Company (including the Bank) had 230 full-time and 20 part-time employees. The employees are not represented by any collective bargaining unit, and the Company considers its relationship with its employees to be good.

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

     Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years. Because the Bank has been incorporated for more than three years, this limitation does not apply to the Bank or to the Company.

     CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

     - the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

     - no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenging any rebuttable presumption of control.

     PERMITTED ACTIVITIES. A bank holding company is generally permitted under the Bank Holding Company Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

     -    banking  or  managing  or  controlling  banks;  and

     - any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

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

     In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in additional activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

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

     To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not elected to become a financial holding company at this time.

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

THE  BANK

     Because the Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the Georgia Department of Banking and Finance. The FDIC and Georgia Department of Banking and Finance regularly examine the Bank's operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

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

     PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed.

     Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital levels for each category.

     An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.68 cents per $100 of deposits for the first quarter of 2003.

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

     The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the:

     - Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

     - Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

     - Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

     - Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

     - Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

     - Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

     - Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

     In addition to the federal and state laws noted above, the Georgia Fair Lending Act ("GFLA") became effective on October 1, 2002. GFLA imposes new restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. While many of the GFLA requirements will apply regardless of the interest rate or charges on the loan, "high cost home loans," as defined by GFLA, are subject to the most requirements.

     Due to the high compliance burdens associated with high cost home loans in Georgia, the Company has determined that it will not make such loans in Georgia in 2003.

     However, because the Company generally has not made a significant number of "high cost home loans" in prior years, ceasing to make high cost loans should not have a significant impact on the Company's lending volume. With respect to our other lending, we have implemented procedures to comply with GFLA.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2002 our ratio of total capital to risk-weighted assets was 11.3% and our ratio of Tier 1 Capital to risk-weighted assets was 10.1%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2002, our leverage ratio was 7.6%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

PAYMENT  OF  DIVIDENDS

     The Company is a legal entity separate and distinct from the Bank. The principal sources of the Company's cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to its sole shareholder, the Company. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

     The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that the Bank stop or refrain from engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "-Prompt Corrective Action" above.

     The Georgia Department of Banking and Finance also regulates the Bank's dividend payments and must approve dividend payments that would exceed 50% of the Bank's net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

     At December 31, 2002, the Bank was unable to pay dividends to the Company without prior regulatory approval.

RESTRICTIONS  ON  TRANSACTIONS  WITH  AFFILIATES

     The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

     -    a  bank's  loans  or  extensions  of  credit  to  affiliates;

     -    a  bank's  investment  in  affiliates;

     - assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

     - loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

     - a bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

     The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

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

PRIVACY

     Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

ANTI-TERRORISM  LEGISLATION

     In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps-

     - to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

     - to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

     - to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

     - to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

     Under the USA PATRIOT Act, financial institutions must establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

     -    the  development  of  internal  policies,  procedures,  and  controls;

     -    the  designation  of  a  compliance  officer;

     -    an  ongoing  employee  training  program;  and

     -    an  independent  audit  function  to  test  the  programs.

     Pursuant to the mandate of the USA PATRIOT Act, the Secretary of the Treasury issued regulations effective April 24, 2002 applicable to financial institutions. Because all federally insured depository institutions are required to have anti-money laundering programs, the regulations provide that a financial institution which is subject to regulation by a "federal functional" is in compliance with the regulations if it complies with the rules of its primary federal regulator governing the establishment and maintenance of anti-money laundering programs.

     Under the authority of the USA PATRIOT Act, the Secretary of the Treasury adopted rules on September 26, 2002 increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under the new rules, a financial institution is required to:

     - expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network ("FinCEN");

     -    notify  FinCEN  if  an  account  or  transaction  is  identified;

     -    designate  a  contact  person  to  receive  information  requests;

     - limit use of information provided by FinCEN to: (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and

     - maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

     Under the new rules, a financial institution may also share information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering. Such information-sharing is protected under a safe harbor if the financial institution:

     - notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution;

     - takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN;

     - limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with the Bank Security Act; and

     - maintains adequate procedures to protect the security and confidentiality of the information.

     Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.

     The Secretary of the Treasury also adopted a new rule on September 26, 2002 intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Under the new rule, financial institutions:

     - are prohibited from providing correspondent accounts to foreign shell banks;

     - are required to obtain a certification from foreign banks for which they maintain a correspondent account stating the foreign bank is not a shell bank and that it will not permit a foreign shell bank to have access to the U.S. account;

     - must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the Unites States designated to accept services of legal process;

     - must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.

     The new rule applies to correspondent accounts established after October 28, 2002.

PROPOSED  LEGISLATION  AND  REGULATORY  ACTION

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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

     The executive offices of the Company are located at 3475 Piedmont Road, N.E., Suite 550, Atlanta, Georgia 30305. The Company leases this property. The Company and the Bank conduct business from facilities primarily owned by the Bank, all of which are in good condition and are adequate for the Bank's current and foreseeable needs. The Company and Flag Bank provide services or perform operational functions at 24 locations, of which 16 locations are owned and 8 are leased. See "Item 1 - Business" for a list of the locations in which the Company and the Bank have offices.


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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matter was submitted by the Company to a vote of its shareholders during the fourth quarter of 2002.


                                    PART II
                                    --------

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     As of December 31, 2002, the Company had 811 shareholders of record. The following table sets forth the high and low sales prices for the Flag common stock, as reported by the Nasdaq Stock Market, and the cash dividends paid per share of common stock for the periods indicated.

Quarter                            High    Low    Dividend
--------------------------------  ------  ------  ---------
2003
  First (through March 26, 2003)  $13.39  $11.00  $    0.06

2002
  Fourth                          $11.60  $11.15  $    0.06
  Third                            11.70   10.39       0.06
  Second                           11.25    9.94       0.06
  First                            10.25    9.10       0.06

2001
  Fourth                          $ 8.60  $ 7.64  $    0.06
  Third                             7.87    7.16       0.06
  Second                            7.00    6.01       0.06
  First                             7.38    6.38       0.06

     Subject to board approval, the Company pays quarterly dividends on the first business day of January, April, July and October. See "Item 1 - Business
- Supervision and Regulation - Payment of Dividends" for information regarding regulatory restrictions on the Company's ability to pay dividends.

     During the first and second quarters of 2002, the Company issued a total of 1,272,000 shares of common stock and 1,272,000 warrants to purchase common stock to directors and members of senior management in a private placement under Rule 506 of the Securities Act of 1933, as amended. The purchase prices of the common stock and the exercise prices of the warrants are set forth below:

         NO. OF SHARES   PURCHASE AND
         AND WARRANTS   EXERCISE PRICE
         -------------  ---------------
             1,068,000  $          9.10
                 6,000             9.51
                78,000             9.53
                30,000             9.69
                24,000             9.75
                 6,000             9.90
                 6,000             9.94
                 6,000            10.00
                48,000            10.10

     The increased prices represent adjustments necessary to match the price of the securities with the market price of the common stock at the time of the sale. The purchase price of the warrants was $1.00 per warrant in each case. The total number of securities authorized for issuance was 1.3 million shares and 1.3 million warrants.

ITEM  6.     SELECTED  FINANCIAL  DATA

     The following selected financial data is derived from and should be read in conjunction with our consolidated financial statements, which are included elsewhere in this report.

(In thousands except per share data)          2002       2001      2000      1999      1998
                                            ---------  --------  --------  --------  --------
FOR THE YEAR
Net interest income                         $ 24,302    23,980    24,961    26,490    25,952
Provision for loan losses                      4,549     2,488     3,597     4,656     3,475
Non-interest income                            7,395    10,668    11,962    10,072     9,952
Non-interest expense                          31,005    25,701    27,633    30,615    28,882
Income taxes                                  (2,028)    1,753     1,409        78       708
Extraordinary item                               165       696        --        --        --
Net earnings (loss)                           (1,994)    4,010     4,284     1,213     2,839

PER COMMON SHARE
Basic earnings (loss) per share             $  (0.24)      .51       .52       .15       .35
Diluted earnings (loss) per share              (0.24)      .51       .52       .15       .34
Cash dividends declared                          .24       .24       .24       .24       .20
Book value                                      7.24      7.33      6.83      6.43      6.92

AT YEAR END
Loans, net                                  $374,784   368,967   384,661   419,079   424,660
Earning assets                               569,755   520,290   507,929   521,452   568,133
Assets                                       636,131   570,202   559,037   587,870   635,192
Deposits                                     509,731   440,582   461,438   483,987   521,671
Stockholders' equity                          60,749    54,023    55,498    53,197    56,869
Common shares outstanding                      8,394     7,370     8,123     8,273     8,223

AVERAGE BALANCES
Loans                                       $366,571   378,867   405,101   449,689   435,422
Earning assets                               511,737   508,752   510,898   556,577   576,245
Assets                                       560,984   560,816   566,355   617,764   624,487
Deposits                                     442,645   449,985   455,338   496,998   505,337
Stockholders' equity                          58,865    56,294    53,853    55,365    55,337
Weighted average shares outstanding            8,201     7,808     8,210     8,258     8,218

KEY PERFORMANCE RATIOS
Return on average assets                      (0.36%)      .72%      .77%      .20%      .45%
Return on average stockholders' equity        (3.39%)     7.12%     7.95%     2.19%     5.13%
Net interest margin, tax equivalent basis       4.86%     4.83%     4.99%     4.90%     4.56%
Dividend payout ratio                       N/A          46.27%    45.98%   153.50%    49.49%
Average equity to average assets               10.49%    10.04%     9.51%     8.96%     8.86%

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

     The following discussion focuses on significant changes in the financial condition and results of operations of Flag during the three years ended December 31, 2002. This discussion and the financial information contained herein are presented to assist the reader in understanding and evaluating the financial condition, results of operations, and future prospects of Flag and should be read as a supplement to and in conjunction with the Consolidated Financial Statements and Related Notes.

RECENT  ACQUISITIONS

     Effective November 8, 2002, the Bank acquired six branches located in metropolitan Atlanta from Encore Bank. Included in the purchase were real estate, personal property and other assets used in the operation of the branches, and $96 million in deposits. The Bank did not purchase or assume any loans in the transaction.


     Effective November 12, 2002, Flag acquired a specialized real estate lending business from Atlanta-based Bankers' Capital Group, LLC (BCG), including approximately $23 million in loans subject to various participation interests. Principals of BCG include Flag Chairman and Chief Executive Officer, Joseph W. Evans, board member William H. Anderson and executives and board members J. Thomas Wiley, Jr. and Stephen W. Doughty. None of these individuals participated in Flag's evaluation or approval of the transaction in view of their positions as principals of BCG.

     See Note 2 in the Notes to Consolidated Financial Statements for additional information regarding the Encore and BCG transactions.

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

RESULTS  OF  OPERATIONS

     Flag recorded a net loss in 2002 of $1,994,000 or $0.24 per share, compared to net income of $4,010,000 or $0.51 per share in 2001 and net income of $4,284,000 or $0.52 per share in 2000.

     Flag's net loss in 2002 resulted primarily from the $6,044,000 after tax charge taken in the first quarter to effect its management restructuring, loss on the early repayment of Federal Home Loan Bank (FHLB) advances, and a larger than normal addition to the provision for loan losses. Flag recorded after tax extraordinary items related to the early repayment of FHLB advances totaling
$165,000  and  $696,000  in  2002  and  2001,  respectively.

NET  INTEREST  INCOME

     Net interest income (the difference or spread between interest income on earning assets and interest expense on borrowed funds) is the largest component of Flag's operating income. Flag manages net interest income in a manner that realizes the largest spread while accepting certain levels of credit, liquidity and interest rate risks. Managing these risks requires systems and processes to identify and evaluate these risks at various levels in the organization. Net interest income was $24.3 million in 2002, compared to $24.0 million and $25.0 million in 2001 and 2000, respectively. Flag's margin has been pressured downward over the past few years by a decreasing interest rate environment. Flag's refinancing of FHLB advances in 2001 and 2002, coupled with aggressive repricing efforts on the deposit base, helped Flag reduce interest rate expense by approximately 38% during 2002, and more than offset decreases in interest income. Net interest margin increased to 4.86% in 2002 compared to 4.83% and 4.99% in 2001 and 2000, respectively.

     Total interest income in 2002 was $36.7 million, compared to $44.5 million and $46.4 million in 2001 and 2000, respectively. Yields on average earning assets in 2002 decreased to 7.28% from 8.87% in 2001 and 9.18% in 2000. The falling interest rate environment, evidenced by a prime rate of 4.25% at the end of 2002 versus 8.50% at the beginning of 2000, has been the largest contributor to lower yields on earning assets.

     Total interest expense in 2002 was $12.4 million, compared to $20.6 million and $21.4 million in 2001 and 2000, respectively. Aggressive repricing of deposit accounts, accompanied by early repayment and refinancing of FHLB debt, has allowed Flag to significantly reduce interest expense over the time frame discussed. Flag's total deposits cost 2.81%, 4.06%, and 4.17% in 2002, 2001 and 2000, respectively, while FHLB and other borrowings cost 2.16%, 5.70% and 6.34% over the same time periods. (see TABLES 1 & 2).

TABLE  1  -  CONSOLIDATED  AVERAGE  BALANCES,  INTEREST,  AND  RATES  -  TAXABLE  EQUIVALENT  BASIS
(DOLLARS  IN  THOUSANDS)

                                                            YEARS  ENDED  DECEMBER  31,
                               -----------------------------------------------------------------------------------------
                                           2002                         2001                          2000
                               -----------------------------------------------------------------------------------------
                                         INTEREST  WEIGHTED            INTEREST  WEIGHTED            INTEREST  WEIGHTED
                               AVERAGE   INCOME/    AVERAGE   AVERAGE  INCOME/    AVERAGE   AVERAGE  INCOME/    AVERAGE
                               BALANCE   EXPENSE     RATE     BALANCE  EXPENSE     RATE     BALANCE  EXPENSE     RATE
                               --------  --------  ---------  -------  --------  ---------  -------  --------  ---------
ASSETS
Interest-earning assets:
  Loans . . . . . . . . . . .  $366,571    29,702      8.10%  378,867    36,798      9.71%  405,101    40,014      9.88%
  Taxable investment
   securities . . . . . . . .   120,364     6,513      5.41%  107,777     6,825      6.33%   84,833     5,471      6.45%
  Tax-free investment
   securities . . . . . . . .    10,294       768      7.46%   10,155       887      8.74%   11,180       861      7.70%
  Interest-bearing deposits
    in other banks. . . . . .     1,748        74      4.23%    2,962       159      5.37%    2,718       163      6.00%
  Federal funds sold. . . . .    12,760       186      1.46%    8,991       435      4.84%    7,066       409      5.79%
                               --------  --------  ---------  -------  --------  ---------  -------  --------  ---------
Total interest-
     earning assets . . . . .   511,737    37,243      7.28%  508,752    45,104      8.87%  510,898    46,918      9.18%
Other assets. . . . . . . . .    49,247                        52,064                        55,457
                               --------                       -------                       -------
    Total assets. . . . . . .  $560,984                       560,816                       566,355
                               ========                       =======                       =======

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand
     deposits . . . . . . . .  $131,967     2,151      1.63%  109,375     2,494      2.28%   90,539     2,228      2.46%
  Savings deposits. . . . . .    25,322       214      0.85%   25,283       371      1.47%   27,107       535      1.97%
  Other time deposits . . . .   244,113     8,900      3.65%  267,703    15,381      5.75%  284,307    16,237      5.71%
  Federal funds purchased . .     3,406        54      1.59%    3,210       158      4.92%    7,990       506      6.33%
  FHLB advances and
     other borrowings . . . .    48,715     1,053      2.16%   37,768     2,151      5.70%   30,349     1,925      6.34%
                               --------  --------  ---------  -------  --------  ---------  -------  --------  ---------
     Total interest-
      bearing liabilities . .   453,523    12,372      2.73%  443,339    20,555      4.64%  440,292    21,431      4.87%
Non-interest bearing
     demand deposits. . . . .    41,243                        47,624                        53,385
Other liabilities . . . . . .     7,353                        13,559                        18,825
Stockholders' equity. . . . .    58,865                        56,294                        53,853
                               --------                       -------                       -------
     Total liabilities and
      stockholders' equity. .  $560,984                       560,816                       566,355
                               ========                       =======                       =======
Tax-equivalent adjustment                     570                           569                           526
                                         --------                      --------                      --------
Net interest income . . . . .              24,301                        23,980                        24,961
                                         ========                      ========                      ========
Interest rate spread. . . . .                          4.55%                         4.23%                         4.31%
Net interest margin . . . . .                          4.86%                         4.83%                         4.99%
Interest-earning assets/
 interest-bearing liabilities                           113%                          115%                          116%



CONSOLIDATED  AVERAGE  BALANCES,  INTEREST,  AND  RATES

     TABLE 1 presents for the three years ended December 31, 2002, average balances of interest-earning assets and interest-bearing liabilities, and the weighted average interest rates earned and paid on those balances. In addition, interest rate spreads, net interest margins and the ratio of interest-earning assets versus interest-bearing liabilities for those years are presented. Average interest-earning assets were $511.7 million in 2002 versus $508.8 million in 2001 and $510.9 million in 2000. Average interest-bearing liabilities were $453.5 million in 2002 versus $443.3 million and $440.3 million in 2001 and 2000, respectively.
     .
     Flag's ratio average earning assets to average total assets was 91.2% in 2002, 90.7% in 2001 and 90.2% in 2000

     TABLE 2 shows the change in net interest income from 2001 to 2000 and from 2000 to 1999 due to changes in volumes and rates.

TABLE  2  -  RATE/VOLUME  VARIANCE  ANALYSIS  -  TAXABLE  EQUIVALENT  BASIS
(DOLLARS  IN  THOUSANDS)

                                                   YEARS  ENDED  DECEMBER  31,
                                       -----------------------------------------------------
                                         2002 COMPARED TO 2001       2001 COMPARED TO 2000
                                       --------------------------  -------------------------


                                                  RATE/     NET              RATE/    NET
                                        VOLUME    YIELD   CHANGE   VOLUME    YIELD   CHANGE
                                       --------  -------  -------  -------  -------  -------
INTEREST INCOME:
  LOANS . . . . . . . . . . . . . . .  $(1,005)  (6,091)  (7,096)  (2,564)    (651)  (3,215)
  TAXABLE INVESTMENT SECURITIES . . .      681     (993)    (312)   1,453      (99)   1,354
  TAX-FREE INVESTMENT SECURITIES    .       10     (129)    (119)     (89)     115       26
  INTEREST-BEARING DEPOSITS IN
    OTHER BANKS . . . . . . . . . . .      (20)     (65)     (85)      13      (17)      (4)
  FEDERAL FUNDS SOLD. . . . . . . . .       55     (304)    (249)      93      (67)      26
                                       --------  -------  -------  -------  -------  -------
     TOTAL INTEREST INCOME. . . . . .     (279)  (7,582)  (7,861)  (1,094)    (719)  (1,813)
INTEREST EXPENSE:
  INTEREST BEARING DEMAND DEPOSITS. .      515     (858)    (343)     464     (198)     266
  SAVINGS DEPOSITS. . . . . . . . . .        1     (158)    (157)     (36)    (128)    (164)
  OTHER TIME DEPOSITS . . . . . . . .   (1,355)  (5,126)  (6,481)    (948)      92     (856)
  FEDERAL FUNDS PURCHASED . . . . . .       10     (114)    (104)    (303)     (45)    (348)
  FHLB ADVANCES AND OTHER BORROWINGS.      623   (1,721)  (1,098)     471     (245)     226
                                       --------  -------  -------  -------  -------  -------
     TOTAL INTEREST EXPENSE . . . . .     (206)  (7,977)  (8,183)    (352)    (524)    (876)
                                       --------  -------  -------  -------  -------  -------
NET INTEREST INCOME . . . . . . . . .  $   (73)     395      322     (742)    (195)    (937)
                                       ========  =======  =======  =======  =======  =======


NON-INTEREST  INCOME

     Total non-interest income decreased to $7.4 million in 2002 from $10.7 million in 2001 and $12.0 million in 2000. The decrease in other income in 2002 resulted largely from the absence of a gain on the sale of branches. Flag recorded gains on the sale of branches in 2001 of $3.3 million and $5.1 million in 2000.

     Service charges on deposit accounts decreased during 2002 to $3.5 million from $3.9 million in 2001and $3.5 million in 2000. The decrease in 2002 from 2001 is due largely to the sale of two branch offices in December 2001 with approximately $31 million in deposits. The increase in 2001 over 2000 levels relates in part to increased demand deposits and lower earnings credits.

     Mortgage banking activities includes origination fees, service release premiums and the gain on the sale of mortgage loans originated solely for the purpose of being sold. The lower interest rate environment, coupled with more effective originators, helped Flag improve the income from its mortgage banking activities in 2002 by 21% as compared to 2001. Total income from mortgage banking activities increased to $2.9 million in 2002 from 2001 and 2000 levels of $2.4 million and $1.7 million, respectively.

     Effective December 31, 2001, Flag sold selected loans, deposits and property of its branches in Milan and McRae, Georgia and recognized a gain on sale of approximately $3.3 million.

     During 2000, Flag sold the loans, deposits and property of its bank branches in Cobbtown, Metter and Statesboro, Georgia and recognized a gain on sale of approximately $2.0 million. Flag also sold the loans, deposits and property of its bank branches in Blackshear, Homerville and Waycross, Georgia and recognized a gain on sale of approximately $3.1 million.

NON-INTEREST  EXPENSES

     Salary and employee benefits increased during 2002 to $18.6 million from $13.9 million in 2001 and $14.4 million in 2000. The increase in 2002 relates largely to the management restructuring undertaken in the first quarter of 2002, in which Flag took a special charge related to buyouts of employment contracts and severance of approximately $3.1 million. The decrease in 2001 compared to 2000 relates to the lower number of staff due to the sale of branch offices during 2000.

     Occupancy expenses continued a trend, decreasing to $3.6 million in 2002 from $3.8 million in 2001 and $4.3 million in 2000. This positive trend for Flag is the result of an effort to consolidate branch offices to improve individual branch performance as well as that of the consolidated company. This effort has resulted in 16 offices being closed or sold since the beginning of 2000.

     Professional fees increased to $1.8 million from $1.2 million in 2001 and were flat against 2000 levels of $1.7 million. The higher amounts in 2002 relate to approximately $350,000 of professional fees related to the management restructuring and private placement effected in the first quarter, whereas the higher amounts in 2000 relate to the professional fees incurred in conjunction with branch divestiture in six markets. Other expenses increased slightly over the prior year to $3.8 million from $3.7 million. Other expenses were $5.0 million in 2000 and relate in part to increased operating and conversion expense associated with the disposition of branches in six markets.

INVESTMENT  SECURITIES

          The composition of the investment securities portfolio reflects management's strategy of maintaining an appropriate combination of liquidity, interest rate risk and yield. Flag seeks to maintain an investment portfolio with minimal credit risk, investing mostly in obligations of the US Treasury or other state and federal governmental agencies.

          Investment securities increased to $138.9 million at December 31, 2002 from $131.5 million at December 31, 2001. At December 31, 2002, all investment securities outstanding were classified as available-for-sale. The increase in investments resulted from the investment of a portion of the proceeds received from the acquisition of branch offices from Encore Bank in November 2002. At December 31, 2002, gross unrealized gains in the total portfolio amounted to $3.2 million and gross unrealized losses amounted to $58,000.

     TABLE 3 reflects the carrying amount of the investment securities portfolio for the past three years.

TABLE  3  -  CARRYING  VALUE  OF  INVESTMENTS
(DOLLARS  IN  THOUSANDS)
                                        DECEMBER 31,
                                  2002     2001     2000
                                --------  -------  -------
SECURITIES AVAILABLE-FOR-SALE:
  U.S. TREASURIES AND AGENCIES  $ 23,577   25,859   22,554
  CORPORATE DEBT SECURITIES. .     2,201    2,673    2,014
  STATE, COUNTY AND MUNICIPAL.     9,972   10,572   10,652
  MORTGAGE-BACKED SECURITIES .    86,784   77,418   56,202
  TRUST PREFERRED SECURITIES .    15,886   14,448    8,811
  EQUITY SECURITIES. . . . . .       434      556      489
                                --------  -------  -------
        TOTAL. . . . . . . . .  $138,854  131,526  100,722
                                ========  =======  =======

LOANS

     Gross loans increased to $381.7 million in 2002 from $376.3 million at December 31, 2001. Gross loans decreased during the first half of 2002 to approximately $339.5 million as Flag chose to exit lower yielding and higher risk relationships. Flag's focus on existing markets, correspondent lending and the line of business purchased from BCG helped outstanding loans grow 12.5% during the second half of 2002.

     TABLE 4 shows the changes in the makeup of Flag's loan portfolio from 1998 through 2002.


TABLE  4  -  LOAN  PORTFOLIO
(DOLLARS  IN  THOUSANDS)
                                                                   DECEMBER  31,
                           ---------------------------------------------------------------------------------------------------
                               2002                2001                2000                1999                1998
                           --------  ---------  -------  ---------  -------  ---------  -------  ---------  -------  ---------
                                      PERCENT            PERCENT             PERCENT             PERCENT             PERCENT
                            AMOUNT   OF TOTAL   AMOUNT   OF TOTAL   AMOUNT   OF TOTAL   AMOUNT   OF TOTAL   AMOUNT   OF TOTAL
                           --------  ---------  -------  ---------  -------  ---------  -------  ---------  -------  ---------
COMMERCIAL/FINANCIAL
  /AGRICULTURAL . . . . .  $ 56,052      14.7%   74,569      19.8%   92,757      23.7%  117,728      27.6%  121,744      28.3%
REAL ESTATE CONSTRUCTION     68,169      17.7%   65,052      17.3%   37,501       9.6%   43,602      10.2%   31,814       7.4%
REAL ESTATE MORTGAGE. . .   240,182      62.9%  213,748      56.8%  228,508      58.4%  218,920      51.4%  205,753      47.8%
INSTALLMENT LOANS TO
  INDIVIDUALS . . . . . .    15,848       4.2%   17,793       4.7%   28,767       7.4%   40,620       9.5%   63,869      14.8%
LEASE FINANCINGS. . . . .     1,421       0.5%    5,153       1.4%    3,711       0.9%    5,226       1.2%    7,674       1.8%
                           --------  ---------  -------  ---------  -------  ---------  -------  ---------  -------  ---------
     TOTAL LOANS. . . . .   381,672       100%  376,315       100%  391,244       100%  426,096       100%  430,854       100%
LESS:
ALLOWANCE FOR LOAN LOSSES     6,888               7,348               6,583               7,017               6,194
                           --------             -------             -------             -------             -------
     TOTAL NET LOANS. . .  $374,784             368,967             384,661             419,079             424,660
                           ========             =======             =======             =======             =======






     TABLE 5 represents the expected maturities for commercial, financial, and agricultural loans and real estate construction loans at December 31, 2002. The table also presents the rate structure for these loans that mature after one year.


TABLE  5  -  LOAN  PORTFOLIO  MATURITY
(DOLLARS  IN  THOUSANDS)
                                                                             RATE STRUCTURE FOR LOANS
                                        MATURITY                              MATURITY OVER ONE YEAR
                            --------------------------------------------------------------------------------
                                     OVER ONE YEAR
                            ONE YEAR    THROUGH    OVER FIVE           FLOATING OR ADJUSTABLE  PREDETERMINED
                             OR LESS   FIVE YEARS    YEARS     TOTAL       INTEREST RATE           RATE
                            --------------------------------------------------------------------------------
COMMERCIAL, FINANCIAL, AND
   AGRICULTURAL. . . . . .  $  19,097      17,586     19,369   56,052                  22,959         13,996
REAL ESTATE - CONSTRUCTION     58,448       9,721          0   68,169                   8,615          1,106
                            ---------  ----------  ---------  -------  ----------------------  -------------
                            $  77,545      27,307     19,369  124,221                  31,574         15,102
                            =========  ==========  =========  =======  ======================  =============

PROVISION  AND  ALLOWANCE  FOR  LOAN  LOSSES

     TABLE 6 presents an analysis of activities in the allowance for loan losses for the past five years. An allowance for possible losses is provided through charges to Flag's earnings in the form of a provision for loan losses. The provision for loan losses was $4.5 million in 2002, $2.5 million in 2001 and $3.6 million in 2000. Flag's increase in the provision for loan losses during 2002 was needed to replenish the allowance for loan losses due to the higher than normal amount of net charge-offs experienced. The provision for loan losses included approximately $1.0 million in 2001 for certain large agricultural credits and approximately $1.8 million in 2000 related to retained loans in the branch divestitures and one agricultural credit in South Georgia.

      Management determines the level of the provision for loan losses based on outstanding loan balances, the levels of non-performing assets, and reviews of assets classified as substandard, doubtful, or loss and larger credits, together with an analysis of historical loss experience and current economic conditions.

     As shown in Table 6, the year-end allowance for loan losses decreased to $6.9 million at December 31, 2002, from $7.3 million at December 31, 2001. The decrease in the allowance during 2002 was the result of higher charge-offs of problem loans during 2002 than experienced in 2001. Net charge-offs were $5.0 million in 2002, $1.7 million in 2001, and $3.2 million in 2000. The allowance for loan losses was 1.80% of gross loans at December 31, 2002, versus 1.95% and 1.68% at December 31, 2001 and 2000, respectively.

     Management believes that the allowance for loan losses is both adequate and appropriate. However, the future level of the allowance for loan losses is highly dependent upon loan growth, loan loss experience, and other factors, which cannot be anticipated with a high degree of certainty.
     .

TABLE  6  -  ANALYSIS  OF  THE  ALLOWANCE  FOR  LOAN  LOSSES
(DOLLARS  IN  THOUSANDS)


                                                                  Years Ended December 31,
                                                     -------------------------------------------------
                                                       2002       2001      2000      1999      1998
                                                     -------------------------------------------------
Average loans . . . . . . . . . . . . . . . . . . .  $366,571   378,867   405,101   449,689   435,422
Allowance for loan losses, beginning
  of the period. . . . . . . . . .  . . . . . . . .     7,348     6,583     7,017     6,194     5,637
Charge-offs for the period:
  Commercial/financial/agricultural . . . . . . . .     1,009       400     1,246       722     1,834
  Real estate construction loans. . . . . . . . . .       284        24         -         -         -
  Real estate mortgage loans. . . . . . . . . . . .     3,737       980     2,308     1,305       296
  Installment loans to individuals. . . . . . . . .       462       453       894     1,007       818
  Lease financings. . . . . . . . . . . . . . . . .        77       206         6     1,056       314
                                                     -------------------------------------------------
Total charge-offs . . . . . . . . . . . . . . . . .     5,569     2,063     4,454     4,090     3,262
                                                     -------------------------------------------------
Recoveries for the period:
  Commercial/financial/agricultural . . . . . . . .       107       102        86        46        77
  Real estate construction loans. . . . .   . . . .         2         -         -         -         -
  Real estate mortgage loans. . . . . . . . . . . .       316       134       964        60        52
  Installment loans to individuals. . . . . . . . .       100        34        93       149       165
  Lease financings. . . . . . . . . . . . . . . . .        35        70       109         2        50
                                                     -------------------------------------------------
     Total recoveries . . . . . . . . . . . . . . .       560       340     1,252       257       344
                                                     -------------------------------------------------

       Net charge-offs for the period . . . . . . .     5,009     1,723     3,202     3,833     2,918
Provision for loan losses . . . . . . . . . . . . .     4,549     2,488     3,597     4,656     3,475
Allowance related to assets purchased and sold. . .         -         -      (829)        -         -
                                                     -------------------------------------------------
Allowance for loan losses, end of period. . . . . .  $  6,888     7,348     6,583     7,017     6,194
                                                     =================================================
Ratio of allowance for loan losses to total
  loans outstanding . . . . . . . . . . . . . . . .      1.80%     1.95%     1.68%     1.65%     1.44%
Ratio of net charge-offs during the period to total
  average loans outstanding during the period . . .      1.37%     0.45%     0.79%     0.85%     0.67%


ASSET  QUALITY

     At December 31, 2002, non-performing assets totaled $11.1 million compared to $20.5 million at the end of 2001. The decrease in 2002 is attributed to a combination of Flag's comprehensive loan review program, its intense management of problem assets, and the larger than normal amount of net charge-offs for the year. At December 31, 2002, there were no commitments to advance additional funds on any loan classified "non-accrual."

TABLE  7  summarizes  the non-performing assets for each of the last five years.


TABLE  7  -  RISK  ELEMENTS
(DOLLARS  IN  THOUSANDS)
                                                           DECEMBER  31,
                                           --------------------------------------------
                                             2002     2001     2000     1999     1998
                                           --------------------------------------------
LOANS ON NONACCRUAL . . . . . . . . . . .  $ 9,243   17,122    7,144   12,118    7,729
LOANS PAST DUE 90 DAYS AND STILL ACCRUING      122      594    4,701    2,775      813
OTHER REAL ESTATE OWNED . . . . . . . . .    1,718    2,831      992      939    2,251
                                           --------------------------------------------
TOTAL NON-PERFORMING ASSETS . . . . . . .  $11,083   20,547   12,837   15,832   10,793
                                           ============================================
TOTAL NON-PERFORMING LOANS AS A
  PERCENTAGE OF GROSS LOANS . . . . . . .     2.90%    5.57%    3.34%    3.78%    2.54%
                                           ============================================


RISK  ELEMENTS

     There may be additional loans within Flag's loan portfolio that may become classified as conditions may dictate; however, management was not aware of any such loans that are material in amount at December 31, 2002. At December 31, 2002, management was unaware of any known trends, events, or uncertainties that will have, or that are reasonably likely to have a material effect on the Bank's or Flag's liquidity, capital resources, or operations.

DEPOSITS  AND  BORROWINGS

     Total deposits increased approximately $69.1 million during 2002, totaling $509.7 million at December 31, 2002 compared to $440.6 million at December 31, 2001. The increase in Flag's deposit base in 2002 is attributable to the acquisition of the six banking offices with approximately $100 million in deposits in north metropolitan Atlanta in the fourth quarter with approximately $96 million in deposits.

     The maturities of time deposits of $100,000 or more issued by the Bank at December 31, 2002, are summarized inTABLE 8.


TABLE  8  -  MATURITIES  OF  TIME  DEPOSITS  OVER  $100,000
(DOLLARS  IN  THOUSANDS)

  THREE MONTHS OR LESS. . . . . . . . .  $ 34,566
  OVER THREE MONTHS THROUGH SIX MONTHS.    23,569
  OVER SIX MONTHS THROUGH TWELVE MONTHS    31,137
  OVER TWELVE MONTHS. . . . . . . . . .    12,956
                                         --------
                                         $102,228
                                         ========

     At December 31, 2002, the Bank was a shareholder in the Federal Home Loan Bank of Atlanta ("FHLB"). Through this affiliation, advances totaling $58.0 million were outstanding at rates competitive with time deposits of like maturities. Management anticipates continued utilization of this short- and long-term source of funds to minimize interest rate risk and to fund competitive fixed rate loans to customers.

     During 2002, Flag repaid $8.4 million in fixed rate advances from the FHLB prior to their original maturity date, incurring a prepayment penalty totaling approximately $266,000. In 2001, Flag repaid approximately $26 million in advances with prepayment penalties totaling approximately $1.1 million. These advances were repaid in both years due to a falling interest rate environment in which Flag could obtain new borrowings at significantly lower rates.

ASSET-LIABILITY  MANAGEMENT

     A primary objective of Flag's asset and liability management program is to control exposure to interest rate risk (the exposure to changes in net interest income due to changes in market interest rates) so as to enhance its earnings and protect its net worth against potential loss resulting from interest rate fluctuations.

     Historically, the average term to maturity or repricing (rate changes) of assets (primarily loans and investment securities) has exceeded the average repricing period of liabilities (primarily deposits and borrowings). TABLE 9 provides information about the amounts of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2002 that are expected to mature, prepay, or reprice in each of the future time periods shown (i.e., the interest rate sensitivity). As presented in this table, at December 31, 2002, the liabilities subject to rate changes within one year exceeded our assets subject to rate changes within one year. This mismatched condition suggests that an increasing rate environment would be detrimental to Flag's margin. However, interest bearing liabilities are not as sensitive to changing rates as are Flag's assets, so management believes a rising interest rate scenario would not result in a decrease in net interest income. Management assumptions and theories regarding the interest rate risk are the products of systems that project net interest income under various scenarios and considers the sensitivity of individual components of the balance sheet. This approach is believed to produce more accurate results than the approach summarized in the following table.

     Management carefully measures and monitors interest rate sensitivity and believes that its operating strategies offer protection against interest rate risk. As required by various regulatory authorities, Flag's Board of Directors has established an interest rate risk policy, which sets specific limits on interest rate risk exposure. Adherence to this policy is reviewed by Flag's executive committee and presented at least annually to the Board of Directors.

     Management has maintained positive ratios of average interest-earning assets to average interest-bearing liabilities. As represented in TABLE 1 this ratio, based on average balances for the respective years, was 113% in 2002, 115% in 2001 and 116% in 2000.

TABLE  9  -  INTEREST  RATE  SENSITIVITY  ANALYSIS
(DOLLARS  IN  THOUSANDS)
                                                               DECEMBER 31, 2002
                                                             MATURING OR REPRICING IN
                                          ----------------------------------------------------------
                                                      OVER 1 YEAR   OVER 3 YEARS
                                           ONE YEAR     THROUGH        THROUGH       OVER
                                           OR LESS      3 YEARS        5 YEARS      5YEARS    TOTAL
                                          ----------------------------------------------------------
INTEREST-EARNING ASSETS:
 ADJUSTABLE RATE MORTGAGES . . . . . . .  $ 127,982         4,949              -         -   132,931
 FIXED RATE MORTGAGES. . . . . . . . . .     26,356        41,977         18,085    20,833   107,251
 OTHER LOANS . . . . . . . . . . . . . .    109,109        13,439         12,371    19,177   154,096
 INVESTMENT SECURITIES . . . . . . . . .     47,089        25,981         11,263    61,316   145,649
 INTEREST-BEARING DEPOSITS
   IN OTHER BANKS AND FEDERAL FUNDS SOLD     36,715             -              -         -    36,715
                                          ----------------------------------------------------------
     TOTAL INTEREST-EARNING ASSETS . . .    347,251        86,346         41,719   101,326   576,642
                                          ----------------------------------------------------------
INTEREST-BEARING LIABILITIES:
 FIXED MATURITY DEPOSITS . . . . . . . .    216,441        43,056         14,290       548   274,335
 NOW AND MONEY MARKET DEMAND
    ACCOUNTS . . . . . . . . . . . . . .    170,857             -              -         -   170,857
PASSBOOK ACCOUNTS. . . . . . . . . . . .     24,500             -              -         -    24,500
FHLB ADVANCES. . . . . . . . . . . . . .      5,000             -         53,000         -    58,000
                                          ----------------------------------------------------------
TOTAL INTEREST-BEARING LIABILITIES . . .    416,798        43,056         67,290       548   527,692
                                          ----------------------------------------------------------
INTEREST RATE SENSITIVITY GAP. . . . . .    (69,547)       43,290        (25,571)  100,778    48,950
CUMULATIVE INTEREST RATE SENSITIVITY GAP  $ (69,547)      (26,257)       (51,828)   48,950
CUMULATIVE INTEREST RATE SENSITIVITY GAP
      TO TOTAL ASSETS. . . . . . . . . .     (10.9%)        (4.1%)         (8.1%)      7.7%


          TABLE 10 represents the expected maturity of investment securities by maturity date and average yields based on amortized cost at December 31, 2002. It should be noted that the composition and maturity/repricing distribution of the investment portfolio is subject to change depending on rate sensitivity, capital needs, and liquidity needs.

TABLE  10  -  EXPECTED  MATURITY  OF  INVESTMENT  SECURITIES  AVAILABLE-FOR-SALE
(DOLLARS  IN  THOUSANDS)

                                                              AFTER ONE BUT       AFTER FIVE BUT
                                         WITHIN ONE YEAR    WITHIN FIVE YEARS    WITHIN TEN YEARS    AFTER TEN YEARS     TOTAL
                                      -------------------  -------------------  ------------------  ------------------  --------
                                       AMOUNT     YIELD    AMOUNT     YIELD     AMOUNT     YIELD    AMOUNT     YIELD
                                      --------  ---------  -------  ----------  -------  ---------  -------  ---------  --------
U.S. TREASURY AND AGENCIES . . . . .  $    500      6.20%  $22,565       5.45%  $     -         -   $     -         -   $ 23,065
STATE, COUNTY AND MUNICIPALS . . . .       400      4.36%    3,612       3.80%    1,146      4.69%    4,432      4.42%     9,590
CORPORATE DEBT SECURITIES. . . . . .         -         -     2,024       6.63%        -         -         -         -      2,024
EQUITY SECURITIES. . . . . . . . . .         -         -         -          -         -         -       416         -        416
MORTGAGE-BACKED SECURITIES . . . . .       108      6.46%   29,122       3.92%   30,992      4.67%   25,068      6.33%    85,290
TRUST PREFERRED SECURITIES . . . . .         -         -       500       6.50%        -         -    14,866      9.34%    15,366
                                      --------  ---------  -------  ----------  -------  ---------  -------  ---------  --------
                                      $  1,008      5.50%  $57,823       4.63%  $32.138      4.67%  $44,782      7.08%  $135,751
                                      ========  =========  =======  ==========  =======  =========  =======  =========  ========

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

          The primary objectives of asset/liability management are to provide for adequate liquidity in order to meet the needs of customers and to maintain an optimal balance between interest-sensitive assets and interest-sensitive liabilities, so that Flag can also meet the investment requirements of its shareholders as market interest rates change. Daily monitoring of the sources and use of funds is necessary to maintain a position that meets both requirements

          The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities. Mortgage loans held for sale totaled $12.6 million at December 31, 2002, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market. Real estate-construction and commercial loans that mature in one year or less amounted to $77.5 million, or 19.7% of the total loan portfolio at December 31, 2002. Other short-term investments such as federal funds sold are additional sources of liquidity.

          The liability section of the balance sheet provides liquidity through depositors' interest bearing and non-interest bearing deposit accounts. Federal funds purchased, FHLB advances, other borrowings and securities sold under agreements to repurchase are additional sources of liquidity and represent Flag's incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet other short-term liquidity needs.

          As disclosed in Flag's consolidated statements of cash flows included in the consolidated financial statements, net cash used by operating activities was $6.8 million during 2002. The major uses of cash by operating activities were the changes in mortgage loans held for sale and the changes in other assets and liabilities. Net cash provided by investing activities of $48.5 million consisted primarily of funds acquired in the acquisition of the six north-metro Atlanta branch offices and proceeds from sales and maturities of investment securities, offset by net changes in loans, interest bearing deposits in other banks and purchases of investment securities. Net cash used by financing activities was $23.5 million, and consisted mostly of the net change in deposits and the increase in amounts due to the FHLB.

          In the opinion of management, Flag's liquidity position at December 31, 2002 is sufficient to meet its expected cash flow requirements. Reference should be made to the consolidated statements of cash flows appearing in the consolidated financial statements for the three-year analysis of the changes in cash and cash equivalents resulting from operating, investing and financing activities.

CAPITAL  RESOURCES  AND  DIVIDENDS

          Stockholders' equity at December 31, 2002 increased 12.5% to $60.7 million from $54.0 million at December 31, 2001. This increase is largely due to the 1,300,000 share private placement approved by Flag's Board of Directors during the first quarter of 2002. During 2002, 1,272,000 shares and 1,272,000 warrants had been sold for $11.7 million to the Company's management or employees.

     Flag continued its stock repurchase program during 2002. Flag repurchased 338,960 shares of its common stock in 2002, 755,257 shares of its common stock in 2001 and 145,244 shares of its common stock in 2000.

     The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") requires federal banking agencies to take "prompt corrective action" with regard to institutions that do not meet minimum capital requirements. As a result of FDICIA, the federal banking agencies introduced an additional capital measure called the "Tier 1 risk-based capital ratio." The Tier 1 ratio is the ratio of core capital to risk adjusted total assets. Note 12 to the Consolidated Financial Statements presents a summary of FDICIA's capital tiers compared to Flag's and the Bank's actual capital levels. The Bank exceeded all requirements of a "well-capitalized" institution at December 31, 2002.


TABLE  11  -  EQUITY  RATIOS

                                     YEARS ENDED DECEMBER 31,
                                  -------------------------------
                                    2002        2001       2000
                                  ---------  ----------  --------
RETURN ON AVERAGE ASSETS . . . .    (0.36%)        .72%      .77%
RETURN ON AVERAGE EQUITY . . . .    (3.39%)       7.12%     7.95%
DIVIDEND PAYOUT RATIO. . . . . .      N/A        46.27%    45.98%
AVERAGE EQUITY TO AVERAGE ASSETS     10.49%      10.04%     9.51%


     Provision  for  Income  Taxes

          The benefit for income taxes was $2.0 million in 2002, compared to a provision for income taxes of $1.8 million in 2001 and of $1.4 million in 2000. The effective tax rate in 2002 was higher than the Federal statutory rate of 34% due to interest income on tax exempt securities and general business credits. Also, during 2002 the amount of loss before income taxes was lower than the earnings before income taxes in prior years. The effect of tax exempt interest income and general business credits is greater in years that income (loss)
before taxes is lower. The tax rates for 2001 and 2000 are lower than the statutory Federal rate of 34% primarily due to interest income on tax exempt securities and general business credits. See Flag's consolidated financial statements  for  an  analysis  of  income  taxes.

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

RECENT  ACCOUNTING  PRONOUNCEMENTS

     Accounting standards that have been issued or proposed by the Financial Accounting Standards Board and other standard setting entities that do not require adoption until a future date are not expected to have a material impact on Flag's consolidated financial statements upon adoption.


ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company's net interest income and the fair value of its financial instruments (interest-earning assets and interest-bearing liabilities) are influenced by changes in market interest rates. The Company actively manages its exposure to interest rate fluctuations through policies established by its senior management and Board of Directors. The Company's senior management implements asset/liability management policies, develops and implements strategies to improve balance sheet positioning and net interest income and regularly assesses the interest rate sensitivity of the Bank.

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


           Changes in              Percentage         Percent Change in
        Interest  Rates          Change in Net         Market Value of
        (In Basis Points)       Interest Income       Portfolio  Equity
        -----------------       ---------------       -----------------
               300                    20%                    20%
               200                    20%                    20%
               100                    20%                    20%

As  of  December  31,  2002, the Company was in compliance with its ALCO policy.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The  following  financial  statements  are  included  herein:

     Report  of  Independent  Certified  Public  Accountants
     Consolidated Balance Sheets as of December 31, 2002 and 2001 Consolidated Statements of Operations for the years ended December 31,
       2002,  2001  and  2000
     Consolidated  Statements of Comprehensive Income (Loss) for the years ended
       December  31,  2002,  2001  and  2000
     Consolidated  Statements  of  Changes in Stockholders' Equity for the years ended  December  31,  2002,  2001  and  2000
     Consolidated  Statements  of  Cash  Flows  for the years ended December 31,
       2002,  2001  and  2000
     Notes  to  Consolidated  Financial  Statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To  the  Board  of  Directors
Flag  Financial  Corporation
Atlanta,  Georgia


We have audited the accompanying consolidated balance sheets of Flag Financial Corporation and subsidiary as of December 31, 2002 and 2001, and the related statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of Flag's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flag Financial Corporation and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



/s/  Porter  Keadle  Moore,  LLP



Atlanta,  Georgia
January  24,  2003


                                        FLAG FINANCIAL CORPORATION

                                       CONSOLIDATED BALANCE SHEETS

                                        DECEMBER 31, 2002 AND 2001

                                                  ASSETS
                                                  ------


                                                                                        2002       2001
                                                                                      ---------  --------
                                                                                        (In Thousands)
Cash and due from banks, including reserve requirements
 of $730 and $9,362                                                                   $ 14,006    20,078
Interest-bearing deposits in banks                                                       6,000         -
Federal funds sold                                                                      18,304         -
                                                                                      ---------  --------
     Cash and cash equivalents                                                          38,310    20,078
Interest-bearing deposits                                                               12,412       160
Investment securities available-for-sale                                               138,854   131,526
Other investments                                                                        6,795     5,835
Mortgage loans held-for-sale                                                            12,606     6,454
Loans, net                                                                             374,784   368,967
Premises and equipment, net                                                             21,063    13,944
Other assets                                                                            31,307    23,238
                                                                                      ---------  --------
                                                                                      $636,131   570,202
                                                                                      =========  ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Deposits:
 Demand                                                                               $ 40,039    48,554
 Interest-bearing demand                                                               170,857   119,986
 Savings                                                                                24,500    24,249
 Time                                                                                  172,107   162,570
 Time, over $100,000                                                                   102,228    85,223
                                                                                      ---------  --------
     Total deposits                                                                    509,731   440,582

Federal funds purchased and repurchase agreements                                            -    18,001
Advances from Federal Home Loan Bank                                                    58,000    39,448
Other borrowings                                                                             -     5,000
Other liabilities                                                                        7,651    13,148
                                                                                      ---------  --------
     Total liabilities                                                                 575,382   516,179
                                                                                      ---------  --------

Stockholders' equity:
 Preferred stock (10,000,000 shares authorized; none issued and outstanding)                 -         -
 Common stock ($1 par value, 20,000,000 shares authorized, 9,638,501 and
   8,277,995 shares issued in 2002 and 2001, respectively)                               9,639     8,278
 Additional paid-in capital                                                             23,463    11,355
 Retained earnings                                                                      35,225    39,223
 Accumulated other comprehensive income                                                  1,999     1,612
 Less: treasury stock, at cost; 1,246,961 shares in 2002 and 908,001 shares in 2001     (9,577)   (6,445)
                                                                                      ---------  --------
     Total stockholders' equity                                                         60,749    54,023
                                                                                      ---------  --------
                                                                                      $636,131   570,202
                                                                                      =========  ========

See  accompanying  notes  to  consolidated  financial  statements.

                                              FLAG FINANCIAL CORPORATION

                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                 FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                                     2002           2001       2000
                                                                                ---------------  -----------  -------
                                                                                 (In Thousands Except Per Share Data)

Interest income:
 Interest and fees on loans                                                     $       29,424       36,566   39,815
 Interest on investment securities                                                       6,989        7,375    6,005
 Interest-bearing deposits and federal funds sold                                          261          594      572
                                                                                ---------------  -----------  -------
     Total interest income                                                              36,674       44,535   46,392
                                                                                ---------------  -----------  -------
Interest expense:
 Deposits                                                                               11,264       18,246   19,000
 Borrowings                                                                              1,108        2,309    2,431
                                                                                ---------------  -----------  -------
     Total interest expense                                                             12,372       20,555   21,431
                                                                                ---------------  -----------  -------
     Net interest income before provision for loan losses                               24,302       23,980   24,961
Provision for loan losses                                                                4,549        2,488    3,597
                                                                                ---------------  -----------  -------
     Net interest income after provision for loan losses                                19,753       21,492   21,364
                                                                                ---------------  -----------  -------
Other income:
 Service charges on deposit accounts                                                     3,508        3,891    3,549
 Gain (loss) on sales of investment securities                                            (341)           -     (263)
 Mortgage banking activities                                                             2,902        2,399    1,653
 Gain on sale of branches                                                                    -        3,285    5,080
 Other                                                                                   1,326        1,093    1,943
                                                                                ---------------  -----------  -------
     Total other income                                                                  7,395       10,668   11,962
                                                                                ---------------  -----------  -------
Other expenses:
 Salaries and employee benefits                                                         18,611       13,946   14,374
 Professional fees                                                                       1,796        1,211    1,663
 Postage, printing and supplies                                                          1,019          898      991
 Communications                                                                          1,840        1,702    1,382
 Occupancy                                                                               3,589        3,764    4,273
 Other operating                                                                         4,150        4,180    4,950
                                                                                ---------------  -----------  -------
     Total other expenses                                                               31,005       25,701   27,633
                                                                                ---------------  -----------  -------
     Earnings (loss) before provision for income taxes and extraordinary item           (3,857)       6,459    5,693
Provision (benefit)  for income taxes                                                   (2,028)       1,753    1,409
                                                                                ---------------  -----------  -------
     Earnings (loss) before extraordinary item                                          (1,829)       4,706    4,284
Extraordinary item - loss on redemption of debt,
 net of income tax benefit of $101 in 2002 and $427 in 2001                                165          696        -
                                                                                ---------------  -----------  -------
     Net earnings (loss)                                                        $       (1,994)       4,010    4,284
                                                                                ===============  ===========  =======

Basic and diluted earnings (loss) per share:
    Earnings (loss) before extraordinary item                                   $         (.22)         .60      .52
    Extraordinary item                                                                    (.02)        (.09)       -
                                                                                ---------------  -----------  -------
     Net earnings (loss)                                                        $         (.24)         .51      .52
                                                                                ===============  ===========  =======

See  accompanying  notes  to  consolidated  financial  statements.

                                 FLAG FINANCIAL CORPORATION

                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                    FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                       2002     2001   2000
                                                                     -----------------------
                                                                         (In Thousands)

Net earnings (loss)                                                  $(1,994)  4,010   4,284
                                                                     --------  ------  -----

Other comprehensive income, net of tax:
 Unrealized gains on investment securities
   available-for-sale:
     Unrealized gains arising during the period,
       net of tax of $291, $1,169, and $177, respectively                475   1,907     288
     Reclassification adjustment for losses included
       in net earnings (loss), net of tax of $130 in 2002 and $100
       in 2000                                                           211       -     163

 Unrealized gain (loss) on cash flow hedges, net of tax of $183 in
   2002, $18 in 2001 and $247 in 2000                                   (299)    (29)    403
                                                                     --------  ------  -----

Other comprehensive income                                               387   1,878     854
                                                                     --------  ------  -----

Comprehensive income (loss)                                          $(1,607)  5,888   5,138
                                                                     ========  ======  =====

See  accompanying  notes  to  consolidated  financial  statements.

                                        FLAG FINANCIAL CORPORATION

                        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                           FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                         Accumulated
                                Common Stock     Additional                 Other
                             ------------------   Paid-in    Retained   Comprehensive   Treasury
                              Shares    Amount    Capital    Earnings   Income (Loss)     Stock     Total
                             ---------  -------  ----------  ---------  --------------  ---------  -------
                                                (In Thousands Except Share Data)
Balance, December 31, 1999   8,272,815  $ 8,273      11,342     34,754         (1,120)       (52)   53,197

Purchase of treasury stock           -        -           -         -               -       (876)    (876)

Exercise of stock options        2,590        2           6         -               -          -        8

Change in accumulated other
 comprehensive income                -        -           -         -             854          -      854

Net earnings                         -        -           -     4,284               -          -    4,284

Dividends declared                   -        -           -    (1,969)              -          -   (1,969)
                             ---------  -------  ----------  ---------  --------------  ---------  -------

Balance, December 31, 2000   8,275,405    8,275      11,348    37,069            (266)      (928)  55,498

Purchase of treasury stock           -        -           -         -               -     (5,517)  (5,517)

Exercise of stock options        2,590        3           7         -               -          -       10

Change in accumulated other
 comprehensive income                -        -           -         -           1,878          -    1,878

Net earnings                         -        -           -     4,010               -          -    4,010

Dividends declared                   -        -           -    (1,856)              -          -   (1,856)
                             ---------  -------  ----------  ---------  --------------  ---------  -------

Balance, December 31, 2001   8,277,995    8,278      11,355    39,223           1,612     (6,445)  54,023

Sale of common stock         1,272,000    1,272      10,435         -               -              11,707

Sale of warrants                     -        -       1,236         -               -          -    1,236

Purchase of treasury stock           -        -           -         -               -     (3,132)  (3,132)

Exercise of stock options       88,506       89         437         -               -          -      526

Change in accumulated other
 comprehensive income                -        -           -         -             387          -      387

Net loss                             -        -           -    (1,994)              -          -   (1,994)

Dividends declared                   -        -           -    (2,004)              -          -   (2,004)
                             ---------  -------  ----------  ---------  --------------  ---------  -------

Balance, December 31, 2002   9,638,501  $ 9,639      23,463    35,225           1,999     (9,577)  60,749
                             =========  =======  ==========  =========  ==============  =========  =======

See  accompanying  notes  to  consolidated  financial  statements.

                                              FLAG FINANCIAL CORPORATION

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                                           2002       2001      2000
                                                                                         ---------  --------  --------
                                                                                                 (In Thousands)
Cash flows from operating activities:
 Net earnings (loss)                                                                     $ (1,994)    4,010     4,284
 Adjustments to reconcile net earnings to net cash provided (used)
 by operating activities:
   Depreciation, amortization and accretion                                                 2,265     2,706     2,615
   Provision for loan losses                                                                4,549     2,488     3,597
   Deferred tax benefit                                                                    (1,947)   (1,159)     (219)
   Gain on sale of branches                                                                     -    (3,285)   (5,080)
   Loss on sales of securities                                                                341         -       263
   Loss (gain) on other real estate                                                          (128)        -       146
   Loss on disposal of premises and equipment                                                 912         -         -
   Change in:
     Mortgage loans held-for-sale                                                          (6,152)   (2,333)     (637)
     Other assets and liabilities                                                          (4,634)    5,862     1,554
                                                                                         ---------  --------  --------
         Net cash provided (used) by operating activities                                  (6,788)    8,289     6,523
                                                                                         ---------  --------  --------
Cash flows from investing activities (net of effect of branch sales and acquisitions):
 Net change in  interest-bearing deposits                                                 (12,252)    3,291      (660)
 Proceeds from sales and maturities of securities available-for-sale                       74,196    41,496    23,552
 Proceeds from sale of other investments                                                      154         -     1,081
 Purchases of other investments                                                            (1,114)     (474)      (28)
 Purchases of securities available-for-sale                                               (80,471)  (69,142)  (34,572)
 Net change in loans                                                                      (12,738)   (2,953)   (8,061)
 Proceeds from sales of real estate                                                                   1,194     1,903
 Purchases of premises and equipment                                                       (2,061)   (1,609)     (590)
 Cash acquired in branch acquisition, net of premium paid                                  84,167         -    48,790
 Cash paid in branch sale                                                                       -   (18,749)   (6,676)
 Cash paid in business acquisition                                                         (1,405)        -         -
                                                                                         ---------  --------  --------
         Net cash provided (used) by investing activities                                  48,476   (46,946)   24,739
                                                                                         ---------  --------  --------
Cash flows from financing activities (net of effect of branch sales and acquisitions):
 Net change in deposits                                                                   (27,400)   15,956   (24,920)
 Change in federal funds purchased and repurchase agreements                              (18,001)   17,340   (15,011)
 Change in other borrowings                                                                (5,000)    3,500     1,500
 Proceeds from FHLB advances                                                               53,000    40,000    21,000
 Payments of FHLB advances                                                                (34,448)  (32,525)  (16,200)
 Proceeds from exercise of stock options                                                      526        10         8
 Purchase of treasury stock                                                                (3,132)   (5,517)     (876)
 Proceeds from issuance of common stock                                                    11,707         -         -
 Proceeds from issuance of warrants                                                         1,236         -         -
 Cash dividends paid                                                                       (1,944)   (1,902)   (1,974)
                                                                                         ---------  --------  --------
         Net cash provided (used) by financing activities                                 (23,456)   36,862   (36,473)
                                                                                         ---------  --------  --------
Net change in cash and cash equivalents                                                    18,232    (1,795)   (5,211)
Cash and cash equivalents at beginning of year                                             20,078    21,873    27,084
                                                                                         ---------  --------  --------
Cash and cash equivalents at end of year                                                 $ 38,310    20,078    21,873
                                                                                         =========  ========  ========

                                       FLAG FINANCIAL CORPORATION

                            CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                          FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



                                                                               2002     2001     2000
                                                                              -------  -------  -------
                                                                                  (In Thousands)
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
   Interest                                                                   $12,814  20,820   20,382
   Income taxes                                                               $     -   1,910    1,442

Supplemental schedule of noncash investing and financing activities:
 Real estate acquired through foreclosure                                     $ 2,372   1,627    2,928
 Change in unrealized gain/loss on securities available-for-sale, net of tax  $   480   1,907      451
 Increase (decrease) in dividends payable                                     $    60     (46)      (5)
 Deposit liabilities assumed in branch acquisition                            $96,549       -   76,288
 Assets acquired in branch acquisition, other than cash
     and cash equivalents                                                     $ 8,221       -   22,191
 Assets disposed of in branch sale                                            $     -  14,858   62,212

See  accompanying  notes  to  consolidated  financial  statements.

                           FLAG FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     Basis  of  Presentation
     -----------------------
     The consolidated financial statements include the accounts of Flag Financial Corporation ("Flag") and its wholly-owned subsidiary, Flag Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation. Flag is a bank holding company formed in 1994 whose business is conducted by the Bank. Flag is subject to regulation under the Bank Holding Company Act of 1956. The Bank is primarily regulated by the Georgia Department of Banking and Finance ("DBF") and the Federal Deposit Insurance Corporation ("FDIC"). The Bank provides a full range of commercial, mortgage and consumer banking services in West-Central, Middle and South Georgia and metropolitan Atlanta, Georgia.

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

     Cash  and  Cash  Equivalents
     ----------------------------
     Cash equivalents include amounts due from banks, interest-bearing demand deposits with banks and federal funds sold. Generally, federal funds are sold for one-day periods. As of December 31, 2002, the Company maintained cash balances with financial institutions totaling $5,500,000 that exceeded federal deposit insurance limits.

     Investment  Securities
     ----------------------
     Flag classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are securities held for the purpose of generating profits on short-term differences in price. Securities held-to-maturity are those securities for which Flag has the ability and intent to hold to maturity. All other securities are classified as available-for-sale. As of December 31, 2002 and 2001, all of Flag's investment securities were classified as available-for-sale.

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

                           FLAG FINANCIAL CORPORATION

(1)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
     Other  Investments
     ------------------
     Other investments include Federal Home Loan Bank ("FHLB") stock, other equity securities with no readily determinable fair value and an investment in a limited partnership. Flag owns a 43% interest in a limited partnership, which invests in multi-family real estate and passes low income housing credits to the investors. Flag recognizes these tax credits in the year received. These investments are carried at cost, which approximates fair value.

     Mortgage  Loans  Held-for-Sale
     ------------------------------
     Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. The amount by which cost exceeds market value is accounted for as a valuation allowance. Changes, if any, in the valuation allowance are included in the determination of net earnings in the period in which the change occurs. Flag has recorded no valuation allowance related to its mortgage loans held-for-sale as their cost approximates market value. Gains and losses from the sale of loans are determined using the specific identification method.

     Loans  and  Interest  Income
     ----------------------------
     Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding unpaid principal balances, net of the allowance for loan losses, deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

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

     Allowance  for  Loan  Losses
     ----------------------------
     The allowance for loan losses is established through provisions for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collection of the principal is unlikely. The allowance is an amount which, in management's judgment, will be adequate to absorb losses on existing loans that may become uncollectible. The allowance is established through consideration of such factors as changes in the nature and volume of the portfolio, adequacy of collateral, delinquency trends, loan concentrations, specific problem loans, and economic conditions that may affect the borrower's ability to pay.

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

     Other  Real  Estate  Owned
     --------------------------
     Real estate acquired through foreclosure is carried at the lower of cost (defined as fair value at foreclosure) or fair value less estimated costs to dispose. Fair value is defined as the amount that is expected to be received in a current sale between a willing buyer and seller other than in a forced or liquidation sale. Fair values at foreclosure are based on appraisals. Losses arising from the acquisition of foreclosed properties are charged against the allowance for loan losses. Subsequent writedowns are provided by a charge to operations through the allowance for losses on other real estate in the period in which the need arises.

     Premises  and  Equipment
     ------------------------
     Premises and equipment are stated at cost less accumulated depreciation. Major additions and improvements are charged to the asset accounts while maintenance and repairs that do not improve or extend the useful lives of the assets are expensed currently. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is reflected in earnings for the period.

                           FLAG FINANCIAL CORPORATION

(1)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
     Premises  and  Equipment,  continued
     ------------------------------------
     Depreciation expense is computed using the straight-line method over the following estimated useful lives:

     Buildings and improvements       15-40 years
     Furniture and equipment          3-10 years

     Income  Taxes
     -------------
     Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

     In the event the future tax consequences of differences between the financial reporting bases and the tax bases of Flag's assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the ability to realize the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

     A deferred tax liability is not recognized for portions of the allowance for loan losses for income tax purposes in excess of the financial statement balance, as described in note 9. Such a deferred tax liability will only be recognized when it becomes apparent that those temporary differences will reverse in the foreseeable future.

     Stock-Based  Compensation
     -------------------------
     At December 31, 2002, Flag sponsors stock-based compensation plans, which are described more fully in Note 11. Flag accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if Flag had applied the fair value recognition provisions of Statement of Financing Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation (in thousands, except per share amounts).

                                                            Year Ended December 31
                                                          2002       2001       2000
                                                        ---------  ---------  --------
     Net earnings (loss) as reported                    $ (1,994)     4,010     4,284

     Deduct: Total stock-based employee compensation
       expense determined under fair-value based method
       for all awards, net of tax                         (1,839)      (880)     (873)
                                                        ---------  ---------  --------

     Pro forma net earnings (loss)                      $ (3,833)     3,130     3,411
                                                        =========  =========  ========

     Basic and diluted earnings (loss) per share:

       As reported                                      $   (.24)       .51       .52
                                                        =========  =========  ========

       Pro forma                                        $   (.47)       .40       .42
                                                        =========  =========  ========

                           FLAG FINANCIAL CORPORATION

(1)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
     Net  Earnings  Per  Common  Share
     ---------------------------------
     Flag is required to report earnings per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants on the face of the statements of operations. Basic earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. Additionally, Flag must reconcile the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share". Antidilutive stock options and warrants have not been included in the diluted earnings per share calculations. Antidilutive stock options and warrants totaled 2,152,427, 603,624, and 896,198 as of December 31, 2002, 2001 and 2000, respectively.
     For 2002, the potential effect of outstanding options and warrants would be antidilutive, and therefore is not presented. Earnings per common share amounts for the years ended December 31, 2001 and 2000 are as follows (in thousands, except share and per share amounts):

FOR THE YEAR ENDED DECEMBER 31, 2001
                                                Net Earnings   Common Share   Per Share
                                                (Numerator)    (Denominator)    Amount
                                               --------------  -------------  ----------
Basic earnings per share                       $        4,010      7,808,001  $      .51
Effect of dilutive securities - stock options               -         35,695           -
                                               --------------  -------------  ----------
Diluted earnings per share                     $        4,010      7,843,696  $      .51
                                               ==============  =============  ==========

FOR THE YEAR ENDED DECEMBER 31, 2000
                                               Net Earnings    Common Share   Per Share
                                                (Numerator)    (Denominator)    Amount
                                               --------------  -------------  ----------
Basic earnings per share                       $        4,284      8,210,485  $      .52
Effect of dilutive securities - stock options               -         15,521           -
                                               --------------  -------------  ----------
Diluted earnings per share                     $        4,284      8,226,006  $      .52
                                               ==============  =============  ==========


     Derivative  Instruments  and  Hedging  Activities
     -------------------------------------------------
     Flag recognizes the fair value of derivatives as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. The change in fair value of instruments used as fair value hedges is accounted for in the income of the period simultaneous with accounting for the fair value change of the item being hedged. The change in fair value of the effective portion of cash flow hedges is accounted for in comprehensive income rather than income, and the change in fair value of foreign currency hedges is accounted for in comprehensive income as part of the translation adjustment. The change in fair value of derivative instruments that are not intended as a hedge is accounted for in the income of the period of the change.

     Accumulated  Other  Comprehensive  Income
     -----------------------------------------
     At December 31, 2002 and 2001, accumulated other comprehensive income consisted of net unrealized gains on investment securities available-for-sale of $1,924,000 and $1,239,000, respectively; and net gains on derivatives of $75,000 and $374,000, respectively.

                                     ------
                           FLAG FINANCIAL CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(1)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
     Goodwill  and  Intangible  Assets
     ---------------------------------
     Effective January 1, 2002, Flag adopted SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 147, "Acquisitions of Certain Financial Institutions". SFAS No. 141 requires all business combinations completed after its adoption to be accounted for under the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. Upon adoption of SFAS No. 142, goodwill and some intangible assets will no longer be amortized and will be tested for impairment at least annually. SFAS No. 147 requires that the acquisition of all or a part of a financial institution that meets the definition of a business combination shall be accounted for in accordance with SFAS No. 141.

     Reclassifications
     -----------------
     Certain reclassifications have been made to the 2001 and 2000 financial statements to conform with classifications for 2002.

(2)  BUSINESS  COMBINATIONS
     Branch  Purchases
     -----------------
     On November 8, 2002, Flag acquired the Atlanta banking facilities of Encore Bank ("Encore Branches") for a total purchase price of $12,905,000, which was all paid in cash. The results of the Encore Branches have been included in the consolidated financial statements since that date. The Encore
     Branches provide an excellent platform for Flag to continue the metro Atlanta expansion strategy.

     The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (in thousands):

          Cash                            $  96,767
          Premises and equipment              8,059
          Deposit intangible                    900
          Goodwill                            5,214
                                           --------
               Total assets acquired        110,940
                                           --------

          Deposits                           97,817
          Accrued interest payable              218
                                           --------
               Total liabilities assumed     98,035
                                           --------
               Net assets acquired        $  12,905
                                          =========

     The deposit intangible is subject to amortization and has a weighted-average useful life of approximately ten years. The goodwill recorded is expected to be fully deductible for tax purposes.

     Other  Acquisitions  and  Dispositions
     --------------------------------------
     On November 12, 2002, Flag acquired the assets and the lending line of business of Bankers Capital Group, LLC ("BCG"). BCG is a company owned by certain members of management of Flag who purchased common stock and warrants during 2002 as described in note 10. The results of this line of business have been included in the consolidated financial statements since the date of acquisition. BCG is a commercial loan origination company, specializing in higher-yielding, non-traditional financing. As a result of the acquisition, Flag expects this line of business to become a source of high-yielding assets.

     The aggregate purchase price paid for BCG was $1,405,000 in cash, which was paid at the time of closing, and $1,500,000, which is contingently payable based on the future performance of BCG. If paid, the contingent consideration will increase the amount of goodwill recorded by Flag at the time that it is paid.

                           FLAG FINANCIAL CORPORATION

(2)  BUSINESS  COMBINATIONS,  CONTINUED
     Other  Acquisitions  and  Dispositions,  continued
     --------------------------------------------------
     The following table summarizes the estimated fair values of the assets acquired at the date of acquisition (amounts in thousands):


          Premises and equipment      $  130
          Goodwill                     1,275
                                      ------
               Total assets acquired  $1,405
                                      ======

     The  goodwill recorded is expected to be fully deductible for tax purposes.

     During 2001, Flag sold the loans, deposits and property of its branches in McRae and Milan, Georgia and recognized a gain of approximately $3,285,000.

     During 2000, Flag sold the loans, deposits, and property of its bank branches in Cobbtown, Metter and Statesboro, Georgia and recognized a gain on sale of approximately $2,011,000. Flag also sold the loans, deposits, and property of its bank branches in Blackshear, Homerville and Waycross, Georgia and recognized a gain on sale of approximately $3,069,000. Also during 2000, Flag acquired certain loans, deposits and property of bank branches in Montezuma, Oglethorpe, Cusseta and Buena Vista, Georgia for a net purchase price of approximately $5,462,000.

     Intangible  Assets  and  Goodwill
     ---------------------------------
     As a result of these business combinations, Flag has recorded intangible assets. As of December 31, 2002, Flag had recorded deposit intangible assets that are subject to amortization totaling $900,000 with accumulated amortization of $15,000. Flag recognized amortization expense on this intangible of $15,000 during the year ended December 31, 2002 and expects amortization expense to total $90,000 per year through 2012.

     The changes in the carrying amount of goodwill for the year ended December 31, 2002, are as follows:

               Balance as of January 1, 2002      $ 7,904,342
               Goodwill acquired during the year    6,489,286
                                                  -----------
               Balance as of December 31, 2002    $14,393,628
                                                  ===========

     The majority of the goodwill recorded as of January 1, 2002, resulted from Flag's adoption of SFAS No. 147 and this amount resulted from previously recognized unidentified intangible assets reclassified as goodwill. Flag tests its goodwill for impairment on an annual basis using the expected present value of future cash flows. Flag initially applied SFAS No. 141 and 142 on January 1, 2002. The pro forma effect of the adoption of these statements is shown in the table below:

                                                    2002     2001   2000
                                                  ---------  -----  -----
          Reported net earnings (loss)            $ (1,994)  4,010  4,284
          Add back goodwill amortization                 -     515    184
                                                  ---------  -----  -----
          Adjusted net earnings (loss)            $ (1,994)  4,525  4,468
                                                  =========  =====  =====

          Basic and diluted earnings per share:
          Reported net earnings (loss)            $   (.24)    .51    .52
          Goodwill amortization                          -     .07    .02
                                                  ---------  -----  -----

                                                  $   (.24)    .58    .54
                                                  =========  =====  =====

                           FLAG FINANCIAL CORPORATION

(3)  INVESTMENT  SECURITIES
     Investment securities available-for-sale at December 31, 2002 and 2001 are summarized as follows (in thousands):

                                                   December 31, 2002
                                     ---------------------------------------------
                                                   Gross       Gross     Estimated
                                     Amortized   Unrealized  Unrealized    Fair
                                        Cost       Gains       Losses      Value
                                     ----------  ----------  ----------  ---------
U.S. Treasuries and agencies         $   23,065         512           -     23,577
State, county and municipals              9,590         383           1      9,972
Equity securities                           416          72          54        434
Mortgage-backed securities               85,290       1,497           3     86,784
Corporate debt securities                 2,024         177           -      2,201
Trust preferred securities               15,366         520           -     15,886
                                     ----------  ----------  ----------  ---------
                                     $  135,751       3,161          58    138,854
                                     ==========  ==========  ==========  =========

                                                   December 31, 2001
                                     ----------  ----------  ----------  ---------
                                                   Gross       Gross     Estimated
                                     Amortized   Unrealized  Unrealized    Fair
                                        Cost       Gains       Losses      Value
                                     ----------  ----------  ----------  ---------
U.S. Treasuries and agencies         $   25,263         596           -     25,859
State, county and municipals             10,470         206         104     10,572
Equity securities                           863         103         410        556
Mortgage-backed securities               76,534       1,001         117     77,418
Collateralized mortgage obligations       2,544         129           -      2,673
Trust preferred securities               13,855         593           -     14,448
                                     ----------  ----------  ----------  ---------
                                     $  129,529       2,628         631    131,526
                                     ==========  ==========  ==========  =========


     The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2002, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  Amortized   Estimated
                                                     Cost     Fair Value
                                                  ----------  ----------
     U.S. Treasuries and agencies, state, county
      and municipals and corporate debt:
        Within 1 year                             $      900         907
        1 to 5 years                                  28,201      29,057
        5 to 10 years                                  1,146       1,211
        More than 10 years                             4,432       4,575
        Equity securities                                416         434
        Mortgage-backed securities                    85,290      86,784
        Trust preferred securities                    15,366      15,886
                                                  ----------  ----------
                                                  $  135,751     138,854
                                                  ==========  ==========

                           FLAG FINANCIAL CORPORATION

(3)  INVESTMENT  SECURITIES,  CONTINUED
     Proceeds from sales of securities available-for-sale during 2002, 2001 and 2000 totaled approximately $17,723,000, $306,000,and $14,706,000, respectively. Gross gains of approximately $72,000 and gross losses of approximately $413,000 were realized on those sales during 2002. No gain or loss was realized on those sales during 2001. Gross losses of approximately $263,000 were realized on those sales for the year ended December 31, 2000.

     Securities and interest-bearing deposits with a carrying value of approximately $103,853,000 and $94,443,000 at December 31, 2002 and 2001,
     respectively, were pledged to secure advances from FHLB, U.S. Government and other public deposits.

(4)  LOANS
     Major classifications of loans at December 31, 2002 and 2001 are summarized as follows (in thousands):

                                               2002     2001
                                             --------  -------
     Commercial, financial and agricultural  $ 56,052   74,569
     Real estate - construction                68,189   65,052
     Real estate - mortgage                   240,162  213,748
     Installment loans to individuals          15,848   17,793
     Lease financings                           1,421    5,153
                                             --------  -------
        Gross loans                           381,672  376,315
     Less allowance for loan losses             6,888    7,348
                                             --------  -------
                                             $374,784  368,967
                                             ========  =======

     Flag concentrates its lending activities in the origination of permanent residential mortgage loans, permanent residential construction loans, commercial mortgage loans, commercial business loans, and consumer installment loans. The majority of Flag's real estate loans are secured by real property located in West-Central, Middle and South Georgia and metropolitan Atlanta, Georgia.

     Flag has recognized impaired loans of approximately $1,513,0000 and $10,259,000 at December 31, 2002 and 2001, respectively, with a total allowance for loan losses related to these loans of approximately $910,000 and $2,893,000, respectively. The average balance of impaired loans was approximately $4,236,000, $3,650,000 and $977,000 during 2002, 2001 and
     2000, respectively. Interest income on impaired loans of approximately $88,000, $480,000 and $839,000 was recognized for cash payments received in 2002, 2001 and 2000, respectively.

     Activity in the allowance for loan losses is summarized as follows for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                      2002     2001     2000
                                                    --------  -------  -------
     Balance at beginning of year                   $ 7,348    6,583    7,017
     Provisions charged to operations                 4,549    2,488    3,597
     Loans charged off                               (5,569)  (2,063)  (4,454)
     Recoveries on loans previously charged off         560      340    1,252
     Allowance related to loans sold and purchased        -        -     (829)
                                                    --------  -------  -------
     Balance at end of year                         $ 6,888    7,348    6,583
                                                    ========  =======  =======

     Mortgage loans secured by 1-4 family residences totaling approximately $50,700,000 and $33,519,000 were pledged as collateral for outstanding FHLB advances as of December 31, 2002 and 2001, respectively.

                           FLAG FINANCIAL CORPORATION

(5)  PREMISES  AND  EQUIPMENT
     Premises and equipment at December 31, 2002 and 2001 are summarized as follows (in thousands):

                                     2002     2001
                                    -------  ------
     Land and land improvements     $ 6,311   1,911
     Buildings and improvements      15,832  11,943
     Furniture and equipment         16,478  16,672
                                    -------  ------
                                     38,621  30,526
     Less accumulated depreciation   17,558  16,582
                                    -------  ------

                                    $21,063  13,944
                                    =======  ======

     Depreciation expense approximated $2,037,000, $2,273,000, and $3,573,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

(6)  TIME  DEPOSITS
     At December 31, 2002, contractual maturities of time deposits are summarized as follows (in thousands):

YEAR ENDING DECEMBER 31,
------------------------
                2003                      $216,441
                2004                        24,155
                2005                        18,901
                2006                         7,425
                2007                         6,865
                Thereafter                     548
                                          --------
                                          $274,335
                                          ========


(7)  ADVANCES  FROM  FEDERAL  HOME  LOAN  BANK
     Advances from FHLB are collateralized by FHLB stock, certain investment securities and certain first mortgage loans. Advances from FHLB outstanding at December 31, 2002 mature and bear fixed interest rates as follows (in thousands):

     Maturing In  Amount    Interest Rate
     -----------  -------  ---------------
     2003         $ 5,000            1.859%
     2007          53,000   1.220% - 1.590%
                  -------

                  $58,000   1.220% - 1.859%
                  =======

     In 2002 and 2001, Flag repaid $9,434,000 and $26,000,000, respectively, in advances from the FHLB prior to their original maturity date and incurred a prepayment penalty of approximately $266,000 and $1,123,000, respectively. These advances were repaid due to a falling interest rate environment in which Flag could obtain new borrowings at significantly lower rates. These redemptions of debt have been recorded as an extraordinary item, net of income taxes of approximately $101,000 and $427,000, in the 2002 and 2001 statements of operations, respectively.

                           FLAG FINANCIAL CORPORATION

(8)  OTHER  BORROWINGS
     Other borrowings as of December 31, 2001 consisted of a line of credit with a bank with a total commitment amount of $5,000,000. The line of credit bore interest at .5% below the prime rate and was secured by common stock of the Bank. The line of credit was repaid in 2002 and expired on October 1, 2002.

(9)  INCOME  TAXES
     The following is an analysis of the components of income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                      2002     2001     2000
                    --------  -------  ------
          Current.  $   (81)   2,912   1,628
          Deferred   (1,947)  (1,159)   (219)
                    --------  -------  ------

                    $(2,028)   1,753   1,409
                    ========  =======  ======

     The differences between income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate to earnings
     (loss) before taxes for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):

                                                                  2002     2001    2000
                                                               --------  ------  ------
     Pretax income (loss) at statutory rate                    $(1,311)  2,196   1,936
     Add (deduct):
          Tax-exempt interest income                              (316)   (309)   (366)
          State income taxes, net of federal effect               (343)    258     228
          Increase in cash surrender value of life insurance       (63)    (52)    (79)
          General business credits                                 (42)   (123)   (120)
          Other                                                     47    (217)   (190)
                                                               --------  ------  ------

                                                               $(2,028)  1,753   1,409
                                                               ========  ======  ======

     The following summarizes the net deferred tax asset. The deferred tax asset is included as a component of other assets at December 31, 2002 and 2001 (in thousands).

                                                              2002   2001
                                                             ------  -----
     Deferred tax assets:
          Allowance for loan losses                         $2,615  2,738
          Net operating loss carryforwards and credits       2,601    201
          Nondeductible interest on non-accrual loans          139    139
          Nondeductible expenses                               313    158
          Nondeductible loss                                   138      -
          Other                                                417    454
                                                            ------  -----
               Total gross deferred tax assets               6,223  3,690
                                                            ------  -----
     Deferred tax liabilities:
          Premises and equipment                               400     77
          Unrealized gain on cash flow hedges                   46    299
          Goodwill                                             270      -
          Unrealized gain on securities available-for-sale   1,179    759
          Other                                                 23     30
                                                            ------  -----
              Total gross deferred tax liabilities           1,918  1,165
                                                            ------  -----
              Net deferred tax asset                        $4,305  2,525
                                                            ======  =====

                           FLAG FINANCIAL CORPORATION

(9)  INCOME  TAXES,  CONTINUED
     As of December 31, 2002, Flag had federal and state net operating loss carryforwards totaling $5,157,000 and $6,452,000, respectively, that will begin to expire in 2017 unless previously utilized.

     The  Internal  Revenue  Code  ("IRC")  was  amended during 1996 and the IRC section 593 reserve method for loan losses for thrift institutions was repealed. Effective January 1, 1996, certain banks that have been merged into the Bank began to compute their tax bad debt reserves under the rules of IRC section 585, which apply to commercial banks. In years prior to 1996, these banks obtained tax bad debt deductions approximating $2.9 million in excess of their financial statement allowance for loan losses for which no provision for federal income tax was made. These amounts were then subject to federal income tax in future years pursuant to the prior IRC section 593 provisions if used for purposes other than to absorb bad debt losses. Effective January 1, 1996, approximately $2.9 million of the excess reserve is subject to recapture only if the Bank ceases to qualify as a bank pursuant to the provisions of IRC section 585.

(10) STOCKHOLDERS'  EQUITY
     During 2002, the Company sold 1,272,000 shares of common stock through a private placement at a price between $9.10 and $10.10 per share. The private placement resulted in total proceeds of $11,707,740 and was completed on May 17, 2002. The proceeds of this offering were used for general corporate purposes.

     Shares of preferred stock may be issued from time to time in one or more series as established by resolution of the Board of Directors of Flag, up to a maximum of 10000000 shares. Each resolution shall include the number of shares issued, preferences, special rights and limitations as determined by the Board.

(11) EMPLOYEE  AND  DIRECTOR  BENEFIT  PLANS
     Defined  Contribution  Plan
     ---------------------------
     Flag sponsors the Flag Financial Profit Sharing Thrift Plan that is qualified pursuant to IRC section 401(k). The plan allows eligible employees to defer a portion of their income by making contributions into the plan on a pretax basis. The plan provides a matching contribution based on a percentage of the amount contributed by the employee. The plan also provides that the Board of Directors may make discretionary profit-sharing contributions up to 15% of eligible compensation to the plan. The plan allows participants to direct up to 75% of their account balance and/or contributions to be invested in the common stock of Flag. The trustee of the plan is required to purchase the Flag stock at market value and may not acquire more than 25% of the issued and outstanding shares. During the years ended December 31, 2002, 2001 and 2000, the Company contributed approximately $430,000, $420,000, and $391,000, respectively, to this plan under its matching provisions.

     Directors'  Retirement  Plan
     ----------------------------
     The Bank sponsors a defined contribution postretirement benefit plan to provide retirement benefits to certain of their Board of Directors and to provide death benefits for their designated beneficiaries. Under this plan, the Bank purchased split-dollar whole life insurance contracts on the lives of each Director. The increase in cash surrender value of the contracts, less the Bank's cost of funds, constitutes their contribution to the plan each year. In the event the insurance contracts fail to produce positive returns, the Bank has no obligation to contribute to the plan. At December 31, 2002 and 2001, the cash surrender value of the insurance contracts was approximately $4,629,000 and $4,478,000, respectively. Expenses incurred for benefits were approximately $6,000 and $8,250, during 2002 and 2001, respectively.

     Stock  Option  Plan  and  Warrants
     ----------------------------------
     Flag sponsors an employee stock incentive plan and a director stock incentive plan. The plans were adopted for the benefit of directors and key officers and employees in order that they may purchase Flag stock at a price equal to the fair market value on the date of grant. A total of 1,314,000 shares were reserved for possible issuance under the employee plan and 266,938 shares were reserved under the director plan. The options generally vest over a four-year period and expire after ten years.

                           FLAG FINANCIAL CORPORATION

(11) EMPLOYEE  AND  DIRECTOR  BENEFIT  PLANS,  CONTINUED
     Stock  Option  Plan  and  Warrants,  continued
     ----------------------------------
     In connection with the Company's private placement in 2002, warrants for 1,236,000 shares were issued to the purchasers of the common stock for $1 per warrant. The warrants allow each holder to purchase one additional share of common stock for each share purchased in connection with the private placement and were issued as of the date of issuance of common stock sold in the private placement. The warrants will be exercisable for a period of ten years following issuance at the private placement price of $9.10 per share.

     A summary of activity in the warrants and stock option plans is presented below:

                                          2002                  2001                   2000
                                 ----------------------  --------------------  ---------------------
                                              Weighted              Weighted               Weighted
                                              Average               Average                Average
                                               Price                 Price                  Price
                                   Shares    Per Share    Shares   Per Share    Shares    Per Share
                                 ----------  ----------  --------  ----------  ---------  ----------
Outstanding , beginning of year    998,095   $     9.22  949,949   $     9.48   813,409   $    10.34
Granted during the year          1,415,000         9.12   90,250         6.93   257,751         6.62
Cancelled during the year         (172,162)       10.25  (39,514)        9.20  (118,621)        9.73
Exercised during the year          (88,506)        5.94   (2,590)        3.47    (2,590)        3.47
                                 ----------  ----------  --------  ----------  ---------  ----------

Outstanding, end of year         2,152,427   $     9.21  998,095   $     9.22   949,949   $     9.48
                                 ==========  ==========  ========  ==========  =========  ==========

A summary of options and warrants outstanding as of December 31, 2002 is presented below:

                               Weighted                Options     Weighted
Options          Range of      Average               and Warrants   Average
and Warrants    Price per       Price       Years     Currently      Price
Outstanding       Share       Per Share   Remaining  Exercisable   Per Share
------------  --------------  ----------  ---------  ------------  ---------
      20,029  $  3.46 - 5.13  $     4.06          7        12,897       3.93
   1,836,317     6.00 - 9.69        8.70          9     1,493,596       8.84
     296,081   10.00 - 13.75       12.72          6       404,894      12.17
------------  --------------  ----------  ---------  ------------  ---------

   2,152,427  $10.00 - 13.75  $     9.21          9     1,911,387       9.51
============  ==============  ==========  =========  ============  =========

     The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions: dividend yield of 2.35%, volatility of .2973 to .9803; risk free interest rate ranging from 3.85% to 6.00% and an expected life of 5 years. The weighted average grant-date fair value of options and warrants granted in 2002, 2001 and 2000 was $1.82, $1.79, and $5.21, respectively.

                           FLAG FINANCIAL CORPORATION

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 that Flag and the Bank meet all capital adequacy requirements to which they are subject.

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

                                                                                          To Be Well
                                                                                       Capitalized Under
                                                                  For Capital          Prompt Corrective
                                                Actual         Adequacy Purposes       Action Provisions
                                           ----------------  ---------------------  ------------------------
                                            Amount   Ratio     Amount      Ratio       Amount       Ratio
                                           --------  ------  ----------  ---------  ------------  ----------
                                           (000's)            (000's)                 (000's)
AS OF DECEMBER 31, 2002:
 Total Capital (to Risk Weighted Assets)
   Flag consolidated. . . . . . . . . . .  $ 51,551   11.3%  $   36,347      8.00%           N/A         N/A
   Flag Bank. . . . . . . . . . . . . . .  $ 46,088   10.2%  $   36,103      8.00%  $     45,129       10.0%
 Tier 1 Capital (to Risk Weighted Assets)
   Flag consolidated. . . . . . . . . . .  $ 45,910   10.1%  $   18,173      4.00%           N/A         N/A
   Flag Bank. . . . . . . . . . . . . . .  $ 40,447    9.0%  $   18,052      4.00%  $     27,078        6.0%
 Tier 1 Capital (to Average Assets)
   Flag consolidated. . . . . . . . . . .  $ 45,910    7.6%  $   24,127      4.00%           N/A         N/A
   Flag Bank. . . . . . . . . . . . . . .  $ 40,447    6.8%  $   23,779      4.00%  $     29,724        5.0%

AS OF DECEMBER 31, 2001:
 Total Capital (to Risk Weighted Assets)
   Flag consolidated. . . . . . . . . . .  $ 51,196   11.5%  $   35,754       8.0%           N/A         N/A
   Flag Bank. . . . . . . . . . . . . . .  $ 53,211   12.0%  $   35,458       8.0%  $     44,322       10.0%
 Tier 1 Capital (to Risk Weighted Assets)
   Flag consolidated. . . . . . . . . . .  $ 45,640   10.3%  $   17,877       4.0%           N/A         N/A
   Flag Bank. . . . . . . . . . . . . . .  $ 47,897   10.8%  $   17,729       4.0%  $     26,593        6.0%
 Tier 1 Capital (to Average Assets)
   Flag consolidated. . . . . . . . . . .  $ 45,640    8.1%  $   22,634       4.0%           N/A         N/A
   Flag Bank. . . . . . . . . . . . . . .  $ 47,897    8.5%  $   22,512       4.0%  $     28,141        5.0%

     Banking regulations limit the amount of dividends the Bank can pay to Flag without prior regulatory approval. These limitations are a function of excess regulatory capital and net earnings in the year the dividend is declared. In 2003, the Bank cannot pay dividends without prior regulatory approval.

                           FLAG FINANCIAL CORPORATION

(13) COMMITMENTS  AND  CONTINGENCIES
     Flag is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its cost of funds. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated balance sheets. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

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

     Flag's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. All standby letters of credit are secured at December 31, 2002 and 2001.

                                                         2002     2001
                                                        -------  ------
          Financial instruments whose contract amounts
              represent credit risk (in thousands):
                  Commitments to extend credit          $53,621  71,599
                  Standby letters of credit             $ 1,245     955

     In connection with its private placement of common stock, in 2002 Flag agreed to guarantee loans used to fund the purchase of stock and warrants by certain employees. The loans approximate $2,427,000 and the guarantees are collateralized by the stock and warrants purchased.

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

     Derivative instruments that are used as part of Flag's interest rate risk-management strategy include interest rate contracts. As a matter of policy, Flag does not use highly leveraged derivative instruments for interest rate risk management. During 2001, Flag settled a previously outstanding interest rate contract. The gain realized upon settlement is being recognized over the original life of the contract.

                           FLAG FINANCIAL CORPORATION

(13) COMMITMENTS  AND  CONTINGENCIES,  CONTINUED
     By using derivative instruments, Flag is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes Flag, and, therefore, creates a repayment risk for Flag. When the fair value of a derivative contract is negative, Flag owes the counterparty and, therefore, it has no repayment risk. Flag minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically.

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

     For the year ended December 31, 2002, there were no material amounts recognized which represented the ineffective portion of cash flow hedges. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

(14) RELATED  PARTY  TRANSACTIONS
     Flag conducts transactions with its directors and executive officers, including companies in which they have beneficial interest, in the normal course of business. It is the policy of Flag that loan transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time for comparable loans to other persons. The following is a summary of activity for related party loans for 2002 (in thousands).

          Balance at December 31, 2001                      $1,097
          New loans                                          2,917
          Repayments                                          (377)
          Changes in directors and executive officers, net    (916)
                                                            -------

          Balance at December 31, 2002                      $2,721
                                                            =======

     At December 31, 2002, deposits from directors, executive officers and their related interests aggregated approximately $2,904,000. These deposits were taken in the normal course of business at market interest rates.

                           FLAG FINANCIAL CORPORATION

(15) FLAG  FINANCIAL  CORPORATION  (PARENT  COMPANY  ONLY) FINANCIAL INFORMATION

                                         Balance Sheets

                                   December 31, 2002 and 2001

                                             Assets
                                             ------


                                                                                 2002     2001
                                                                               --------  -------
                                                                                (In Thousands)
Cash                                                                           $  2,880      706
Investment securities                                                             1,276    1,403
Investment in subsidiary                                                         55,268   56,538
Equipment, net                                                                        -       32
Other assets                                                                      1,840    1,013
                                                                               --------  -------

                                                                               $ 61,264   59,692
                                                                               ========  =======
                                Liabilities and Stockholders' Equity
                                ------------------------------------
Accounts payable and accrued expenses                                          $    515      669
Other borrowings                                                                      -    5,000
Stockholders' equity                                                             60,749   54,023
                                                                               --------  -------
                                                                               $ 61,264   59,692
                                                                               ========  =======


                                        Statements of Operations

                          For the Years Ended December 31, 2002, 2001 and 2000


                                                                                  2002    2001    2000
                                                                                --------  -----  -------
                                                                                    (In Thousands)
Income:
 Dividend income from subsidiaries                                              $ 5,021   3,250   2,000
 Interest income                                                                      5       5       6
 Other                                                                                2       3   7,715
                                                                                --------  -----  -------
         Total income                                                             5,028   3,258   9,721
                                                                                --------  -----  -------
Operating expenses:
 Interest expense                                                                    42      93     110
 Loss on investments                                                                380       -       -
 Other                                                                              851     200  10,278
                                                                                --------  -----  -------
         Total operating expenses                                                 1,273     293  10,388
                                                                                --------  -----  -------
         Earnings (loss)before income tax benefit and dividends received in excess of earnings of subsidiaries and equity in undistributed
           earnings of subsidiaries                                               3,755   2,965    (667)
Income tax benefit                                                                  209     107   1,004
                                                                                --------  -----  -------
         Earnings before dividends received in excess of earnings of
           subsidiaries and equity in undistributed earnings  of subsidiaries     3,964   3,072     337
Dividends received in excess of earnings of subsidiaries                         (5,958)      -       -
Equity in undistributed earnings of subsidiaries                                      -     938   3,947
                                                                                --------  -----  -------
         Net earnings (loss)                                                    $(1,994)  4,010   4,284
                                                                                ========  =====  =======

                           FLAG FINANCIAL CORPORATION

(15) FLAG FINANCIAL CORPORATION (PARENT COMPANY ONLY) FINANCIAL INFORMATION, CONTINUED

                                     Statements of Cash Flows

                       For the Years Ended December 31, 2002, 2001 and 2000


                                                                          2002     2001     2000
                                                                        --------  -------  -------
                                                                              (In Thousands)
Cash flows from operating activities:
 Net earnings (loss)                                                    $(1,994)   4,010    4,284
 Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
     Depreciation and amortization                                            3       15      502
     Loss on investments                                                    380        -        -
     Write down of premises and equipment                                    29        -        -
     Dividends received in excess of earnings of subsidiaries             5,958        -        -
     Equity in undistributed earnings of subsidiaries                         -     (938)  (3,947)
     Change in other assets and liabilities                              (1,162)  (1,020)     148
                                                                        --------  -------  -------

           Net cash provided by operating activities                      3,214    2,067      987
                                                                        --------  -------  -------

Cash flows from investing activities:
 Purchase of investment securities                                          (50)    (450)       -
 Proceeds from sale of investment securities                                117       34        1
 Purchase of equipment                                                        -        -     (328)
 Proceeds from sale of equipment to subsidiary                                -    2,590        -
 Investment in subsidiary                                                (4,500)       -        -
                                                                        --------  -------  -------

           Net cash used (provided) by investing activities              (4,433)   2,174     (327)
                                                                        --------  -------  -------

Cash flows from financing activities:
 Sale of common stock                                                    11,707        -        -
 Sale of stock warrants                                                   1,236
 Change in other borrowings                                              (5,000)   3,500    1,500
 Exercise of stock options                                                  526       10        8
 Purchase of treasury stock                                              (3,132)  (5,517)    (876)
 Dividends paid                                                          (1,944)  (1,902)  (1,974)
                                                                        --------  -------  -------

           Net cash used (provided) by financing activities               3,393   (3,909)  (1,342)
                                                                        --------  -------  -------

Net change in cash                                                        2,174      332     (682)

Cash at beginning of year                                                   706      374    1,056
                                                                        --------  -------  -------

Cash at end of year                                                     $ 2,880      706      374
                                                                        ========  =======  =======

                           FLAG FINANCIAL CORPORATION

(16) QUARTERLY  OPERATING  RESULTS  (UNAUDITED)
     The following is a summary of the unaudited condensed consolidated quarterly operating results of Flag for the years ended December 31, 2002 and 2001 (amounts in thousands, except per share amounts):

                                                               2002
                                            ----------------------------------------
                                                          QUARTER ENDED
                                              DEC. 31   SEPT. 30  JUNE 30  MARCH 31
                                            ----------  --------  -------  ---------
Interest income                             $    9,117     9,611    9,116     8,830
Interest expense                                 2,978     2,866    2,882     3,646
                                            ----------  --------  -------  ---------
Net interest income                              6,139     6,745    6,234     5,184
Provision for loan losses                          150       195      150     4,054
                                            ----------  --------  -------  ---------
Net interest income after provision
 for loan losses                                 5,989     6,550    6,084     1,130
Noninterest income                               2,042     1,984    1,833     1,536
Noninterest expense                              6,362     6,440    6,239    11,964
                                            ----------  --------  -------  ---------
Earnings (loss) before income taxes
 and extraordinary item                          1,669     2,094    1,678    (9,298)
Provision (benefit) for income taxes               367       656      376    (3,427)
                                            ----------  --------  -------  ---------

Earnings (loss) before extraordinary item        1,302     1,438    1,302    (5,871)
Extraordinary item                                   -         -        -       165
                                            ----------  --------  -------  ---------

Net earnings (loss)                         $    1,302     1,438    1,302    (6,036)
                                            ==========  ========  =======  =========

Net earnings (loss) per share               $      .16       .17      .16      (.78)
                                            ==========  ========  =======  =========

Weighted average shares outstanding              8,391     8,393    8,260     7,750
                                            ==========  ========  =======  =========

                                                               2001
                                            ----------------------------------------
                                                         QUARTER ENDED
                                              DEC. 31   SEPT. 30  JUNE 30  MARCH 31
                                            ----------  --------  -------  ---------

Interest income                             $   10,013    11,118   11,550    11,854
Interest expense                                 4,785     5,101    5,215     5,454
                                            ----------  --------  -------  ---------
Net interest income                              5,228     6,017    6,335     6,400
Provision for loan losses                        1,900        84      252       252
                                            ----------  --------  -------  ---------
Net interest income after provision
 for loan losses                                 3,328     5,933    6,083     6,148
Noninterest income                               5,226     1,931    1,678     1,833
Noninterest expense                              6,746     6,260    6,466     6,229
                                            ----------  --------  -------  ---------
Earnings before income taxes
Provision for income taxes                       1,808     1,604    1,295     1,752
                                                   509       438      323       483
                                            ----------  --------  -------  ---------

Earnings before extraordinary item               1,299     1,166      972     1,269
Extraordinary item                                 696         -        -         -
                                            ----------  --------  -------  ---------

Net earnings                                $      603     1,166      972     1,269
                                            ==========  ========  =======  =========

Net earnings per share                      $      .08       .15      .12       .16
                                            ==========  ========  =======  =========

Weighted average shares outstanding              7,465     7,769    7,973     8,032
                                            ==========  ========  =======  =========

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

     Cash  and  Cash  Equivalents  and  Interest-Bearing  Deposits
     -------------------------------------------------------------
     For cash, due from banks, federal funds sold and interest-bearing deposits with other banks the carrying amount is a reasonable estimate of fair value.

     Securities  Available-for-Sale
     ------------------------------
     Fair values for securities available-for-sale are based on quoted market prices.

     Other  investments
     ------------------
     The  carrying  value  of  other  investments  approximates  fair  value.

     Loans  and  Mortgage  Loans  Held-for-Sale
     ------------------------------------------
     The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value.

     Cash  Surrender  Value  of  Life  Insurance
     -------------------------------------------
     The carrying value of cash surrender value of life insurance approximates fair value.

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

     Federal  Funds  Purchased,  Repurchase  Agreements  and  Other  Borrowings
     --------------------------------------------------------------------------
     For federal funds purchased and repurchase agreements, the carrying amount is a reasonable estimate of fair value.

     Advances  from  the  Federal  Home  Loan  Bank
     ----------------------------------------------
     The fair value of the FHLB fixed rate borrowings are estimated using discounted cash flows, based on the current incremental borrowing rates for similar types of borrowing arrangements.

     Commitments  to  Originate  First  Mortgage  Loans,  Commitments  to Extend
          ----------------------------------------------------------------------
     Credit  and  Standby  Letters  of  Credit
     ----------------------------------------
     Because commitments to originate first mortgage loans, commitments to extend credit and standby letters of credit are generally short-term and at variable rates, the contract value and estimated fair value associated with these instruments are immaterial.

     Interest  Rate  Contracts
     -------------------------
     The fair value of interest rate contracts is obtained from dealer quotes. These values represent the amount the Company would receive to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.

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

     The carrying amount and estimated fair values of Flag's financial instruments at December 31, 2002 and 2001 are as follows (In Thousands):

                                                            2002                  2001
                                                    ---------------------  --------------------
                                                    CARRYING   ESTIMATED   CARRYING  ESTIMATED
                                                     AMOUNT    FAIR VALUE   AMOUNT   FAIR VALUE
                                                    ---------  ----------  --------  ----------
ASSETS:
 Cash and cash equivalents                          $  38,310      38,310    20,078      20,078
 Interest-bearing deposits                             12,412      12,412       160         160
 Investment securities available-for-sale             138,854     138,854   131,526     131,526
 Other investments                                      6,795       6,795     5,835       5,835
 Mortgage loans held-for-sale                          12,606      12,606     6,454       6,454
 Loans, net                                           374,784     376,214   368,967     369,611
 Cash surrender value of life insurance                 4,629       4,629     4,478       4,478
 Interest rate contracts                                  121         121       673         673

LIABILITIES:
 Deposits                                           $ 509,731     517,139   440,582     444,957
 Federal funds purchased and repurchase agreements          -           -    18,001      18,001
 FHLB advances                                         58,000      58,653    39,448      39,904
 Other borrowings                                           -           -     5,000       5,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                                    PART III
                                    --------

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Information relating to the directors and executive officers of the Company is set forth under the captions "Proposal 1 - Election of Directors-Nominees, - Information Regarding Nominees and Continuing Directors and - Executive Officers" in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders to be held on April 15, 2003. Such information is incorporated herein by reference.

     Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by directors and executive officers of the Company and the Bank is set forth under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement referred to above. Such information is incorporated herein by reference. To the Company's knowledge, no person was the beneficial owner of more than 10% of the Company's common stock during 2002.


ITEM  11.     EXECUTIVE  COMPENSATION

     Information relating to executive compensation is set forth under the captions "Proposal 1- Election of Directors- Director Compensation" and "Executive Compensation" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     Information regarding ownership of the Company's common stock by management and beneficial owners of 5% of the Company's common stock is set forth under the caption "Proposal 1 - Election of Directors - Management Stock Ownership" in the Proxy Statement referred in Item 10 above and is incorporated herein by reference.

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2002.

--------------------------------------------------------------------------------------------------------------
                                         Equity Compensation Plan Table
--------------------------------------------------------------------------------------------------------------
                                     (a)                           (b)                          (c)
-------------------------  ---------------------------  -----------------------------  -----------------------
Plan category              Number of securities to be   Weighted-average exercise      Number of securities
                           issued upon exercise of      price of outstanding           remaining available for
                           outstanding options,         options, warrants and rights   future issuance under
                           warrants and rights          equity compensation plans
                           (excluding securities
                           reflected in column (a))
-------------------------  ---------------------------  -----------------------------  -----------------------
Equity compensation plans
approved by security                         2,152,427                           9.21                  664,511
holders
-------------------------  ---------------------------  -----------------------------  -----------------------
Equity compensation plans
not approved by security                             0                              -                        0
holders
-------------------------  ---------------------------  -----------------------------  -----------------------
Total                                        2,152,427                           9.21                  664,511
-------------------------  ---------------------------  -----------------------------  -----------------------


ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Information regarding certain transactions between the Bank and directors and executive officers of the Company and the Bank is set forth under the caption "Related Party Transactions" in the Proxy Statement referred to in Item 10 above and is incorporated herein by reference.


ITEM  14.     CONTROLS  AND  PROCEDURES

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

ITEM  15.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     Information relating to the fees paid to the Company's independent accountants is set forth under the captions "Audit Fees" and "Other Fees" in the Proxy Statement referred to in Item 10 above and is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM  16.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)     The  list  of  financial  statements  is  included  at  Item  8.

(a)(2) The financial statement schedules are either included in the financial statements or are not applicable.

(a)(3)     Exhibit  List

EXHIBIT  NO.                       DESCRIPTION
-----------                        -----------

     3.1 Articles of Incorporation of the Company, as amended through October 15, 1993 (incorporated by reference from Exhibit 3.1(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

     3.2 Bylaws of the Company, as amended through March 30, 1998 (incorporated by reference from Exhibit 3.1(ii) to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

     3.3 Amendment to Bylaws of the Company as adopted by resolution of Board of Directors on October 19, 1998 (incorporated by reference from Exhibit 3.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

     3.4 Amendment to Bylaws of the Company as adopted by resolution of the Board of Directors on December 20, 2000 (incorporated by reference from Exhibit 3.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

     3.5 Amendment to Bylaws of the Company as adopted by resolution of the Board of Directors on February 19, 2001 (incorporated by reference from Exhibit 3.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

     4.1 Instruments Defining the Rights of Security Holders (See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibits 3.2, 3.3, 3.4 and 3.5 hereto)

     10.1* Amended and Restated Employment Agreement between J. Daniel Speight, Jr. and the Company dated as of February 21, 2002 (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31,
               2001)

     10.2* Amended and Restated Employment Agreement between John S. Holle and the Company dated as of January 1, 2001 (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000), as cancelled pursuant to the Cancellation Agreement between John S. Holle and the Company dated as of February 20, 2002, as amended as of March 26, 2002 (each incorporated by reference to exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

     10.3* Amended and Restated Employment Agreement between Charles O. Hinely and the Company dated as of February 21, 2002 (incorporated by reference from Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
               2001), as cancelled pursuant to the Cancellation Agreement between Charles O. Hinely and the Company dated as of July 31, 2002

     10.4* Employment Agreement between Stephen W. Doughty and the Company dated January 13, 2003

     10.5* Employment Agreement between J. Thomas Wiley, Jr. and the Company dated January 13, 2003

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

     10.16* Form of Deferred Compensation Plan by and between The Citizens Bank and individuals listed on exhibit cover page (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

     10.17* Flag Financial Corporation 1994 Employees Stock Incentive Plan (as amended and restated through March 30, 1998) (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

     10.18* Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended through September 18, 1997) (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

     10.19* First Amendment to the Flag Financial Corporation 1994 Employees Stock Incentive Plan (as amended and restated as of March 30,
               1998), dated as of March 15, 1999 (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

     10.20* Second Amendment to the Flag Financial Corporation 1994 Employees Stock Incentive Plan (as amended and restated as of March 30,
               1998), dated as of January 16, 2001 (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

     10.21* First Amendment to the Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended and restated as of September 18,
               1997), dated as of December 21, 1998 (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

     10.22* Second Amendment to the Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended and restated as of September 18,
               1997), dated as of October 25, 1999 (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

     10.23* Third Amendment to the Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended and restated as of September 18,
               1997), dated January 16, 2001 (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

     10.24*    Third  Amendment  to  Flag  Financial  Corporation 1994 Employees
               Stock  Incentive  Plan  (as  amended and restated as of March 30,
               1998), dated as of February 19, 2002 (incorporated by reference from exhibit of same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

     10.25* Fourth Amendment to Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended and restated as of September 18,
               1997), dated as of February 19, 2002 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the
               quarter  ended  March  31,  2002)

         21 Subsidiaries (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

         23    Consent  of  Porter  Keadle  Moore,  LLP

       99.1    Certifications  by  Chief  Executive  Officer and Chief Financial
               Officer
____________________

          * The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-K.



(b)  Reports  on  Form  8-K  filed  during  Fourth  Quarter  of  2002

     Report on Form 8-K filed on November 22, 2002 reporting the Company's acquisition of six branches from Encore Bank.

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

                                   FLAG  FINANCIAL  CORPORATION
                                          (Registrant)


Date:  March  27,  2003                    By: /s/  Joseph  W.  Evans
                                              --------------------------
                                               Joseph  W.  Evans
                                               Chief  Executive  Officer

                                  Certification

I, Joseph W. Evans, Chief Executive Officer of Flag Financial Corporation, certify that:

1.   I  have  reviewed  the  annual  report  on  Form  10-K  of  Flag  Financial
     Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March  27,  2003

                                   /s/  Joseph  W.  Evans
                                   ----------------------
                                   Joseph  W.  Evans
                                   Chief  Executive  Officer

                                  Certification

I, J. Daniel Speight, Chief Financial Officer of Flag Financial Corporation, certify that:

1.   I  have  reviewed  this  annual  report  on  Form  10-K  of  Flag Financial
     Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March  27,  2003

                                   /s/  J.  Daniel  Speight
                                   ------------------------
                                   J.  Daniel  Speight
                                   Chief  Financial  Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 27, 2003:


     Signature                            Title
     ---------                            -----

/s/  William  H.  Anderson,  II           Director
----------------------------------------
          William  H.  Anderson,  II


/s/  H.  Speer  Burdette,  III            Director
----------------------------------------
          H.  Speer  Burdette,  III


/s/  Stephen  W.  Doughty                 Vice  Chairman,  Chief  Risk
----------------------------------------  Management Officer and Director
          Stephen  W. Doughty


/s/  David  B.  Dunaway                   Director
----------------------------------------
          David  B.  Dunaway


/s/  Joseph  W. Evans                     Chairman, President and Chief
----------------------------------------  Executive  Officer
          Joseph  W.  Evans               (principal  executive  officer)


/s/  James  W.  Johnson                   Director
----------------------------------------
          James  W.  Johnson


/s/  J.  Daniel  Speight                  Vice  Chairman,  Chief
----------------------------------------  Financial  Officer,  Secretary
          J. Daniel Speight               and Director (principal financial
                                          officer)


/s/  J.  Thomas  Wiley, Jr.               Vice Chairman, Chief Banking
----------------------------------------  Officer
          J.  Thomas  Wiley,  Jr.         and  Director


/s/Dennis  J.  Zember                     Treasurer
----------------------------------------  (principal  accounting  officer)
          Dennis  J.  Zember

EXHIBIT  INDEX
--------------

     The following exhibits are filed as part of or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

EXHIBIT  NO.                         DESCRIPTION
-----------                          -----------

        3.1 Articles of Incorporation of the Company, as amended through October 15, 1993 (incorporated by reference from Exhibit 3.1(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

        3.2 Bylaws of the Company, as amended through March 30, 1998 (incorporated by reference from Exhibit 3.1(ii) to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

        3.3 Amendment to Bylaws of the Company as adopted by resolution of Board of Directors on October 19, 1998 (incorporated by reference from Exhibit 3.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

        3.4 Amendment to Bylaws of the Company as adopted by resolution of the Board of Directors on December 20, 2000 (incorporated by reference from Exhibit 3.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

        3.5 Amendment to Bylaws of the Company as adopted by resolution of the Board of Directors on February 19, 2001 (incorporated by reference from Exhibit 3.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

        4.1 Instruments Defining the Rights of Security Holders (See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibits 3.2, 3.3, 3.4 and 3.5 hereto)

      10.1* Amended and Restated Employment Agreement between J. Daniel Speight, Jr. and the Company dated as of February 21, 2002 (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31,
               2001)

      10.2* Amended and Restated Employment Agreement between John S. Holle and the Company dated as of January 1, 2001 (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000), as cancelled pursuant to the Cancellation Agreement between John S. Holle and the Company dated as of February 20, 2002, as amended as of March 26, 2002 (each incorporated by reference to exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

      10.3* Amended and Restated Employment Agreement between Charles O. Hinely and the Company dated as of February 21, 2002 (incorporated by reference from Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
               2001), as cancelled pursuant to the Cancellation Agreement between Charles O. Hinely and the Company dated as of July 31, 2002

      10.4* Employment Agreement between Stephen W. Doughty and the Company dated January 13, 2003

      10.5* Employment Agreement between J. Thomas Wiley, Jr. and the Company dated January 13, 2003

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

     10.16* Form of Deferred Compensation Plan by and between The Citizens Bank and individuals listed on exhibit cover page (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

     10.17* Flag Financial Corporation 1994 Employees Stock Incentive Plan (as amended and restated through March 30, 1998) (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

     10.18* Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended through September 18, 1997) (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

     10.19* First Amendment to the Flag Financial Corporation 1994 Employees Stock Incentive Plan (as amended and restated as of March 30, 1998), dated as of March 15, 1999 (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

     10.20* Second Amendment to the Flag Financial Corporation 1994 Employees Stock Incentive Plan (as amended and restated as of March 30, 1998), dated as of January 16, 2001 (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

     10.21* First Amendment to the Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended and restated as of September 18, 1997), dated as of December 21, 1998 (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

     10.22* Second Amendment to the Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended and restated as of September 18, 1997), dated as of October 25, 1999 (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

     10.23* Third Amendment to the Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended and restated as of September 18, 1997), dated January 16, 2001 (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

     10.24*    Third  Amendment  to Flag Financial Corporation 1994 Employees
               Stock  Incentive  Plan  (as  amended and restated as of March 30,
               1998), dated as of February 19, 2002 (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

     10.25* Fourth Amendment to Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended and restated as of September 18,
               1997), dated as of February 19, 2002 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the
               quarter  ended  March  31,  2002)

        22 Subsidiaries (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

        23     Consent  of  Porter  Keadle  Moore,  LLP

      99.1     Certifications  by  Chief  Executive  Officer and Chief Financial
               Officer
____________________

     * The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-K.