Form 10-Q
period 2003-03-31
FLAG FINANCIAL CORP
filed 2003-05-15
CIK 897509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from _____ to ______

                         Commission file number 0-24532

                           FLAG FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Georgia                                      58-2094179
--------------------------------------------------------------------------------
      (State of incorporation)              (I.R.S. Employer Identification No.)

3475 Piedmont Road N. E. Suite 550
         Atlanta, Georgia                                    30305
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (404) 760-7700
--------------------------------------------------------------------------------
                               (Telephone Number)

     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES XX   NO

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  YES XX   NO

             Common stock, par value $1 per share: 8,464,472 shares
                         outstanding as of May 08, 2003

FLAG FINANCIAL CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                 Page
PART I     Financial Information

  Item 1.  Financial Statements

           Consolidated Balance Sheets at March 31, 2003,
             December 31, 2002 and March 31, 2002. . . . . . . . . . . . . . . . .  3

           Consolidated Statements of Operations for the Three Months
             Ended March 31, 2003 and 2002 . . . . . . . . . . . . . . . . . . . .  4

           Consolidated Statements of Comprehensive Income for the
             Three Months Ended March 31, 2003 and 2002. . . . . . . . . . . . . .  5

           Consolidated Statements of Cash Flows for the Three Months
             Ended March 31, 2003 and 2002 . . . . . . . . . . . . . . . . . . . .  6

           Notes to Consolidated Financial Statements. . . . . . . . . . . . . . .  7

  Item 2.  Management's Discussion and Analysis of Financial Condition
             And Results of Operations . . . . . . . . . . . . . . . . . . . . . .  9

  Item 3.  Market Risk Information . . . . . . . . . . . . . . . . . . . . . . . . 16

  Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . 16


PART II    Other Information

  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

  Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . 17

  Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . 17

  Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . 17

  Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . 17


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FLAG FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS



                                                                  MARCH 31,    DECEMBER 31,     MARCH 31,
                                                                    2003           2002           2002
                                                                -------------------------------------------
ASSETS                                                            (UNAUDITED)      (AUDITED)    (UNAUDITED)
------

Cash and due from banks. . . . . . . . . . . . . . . . . . . .    15,260,779     14,006,428     14,586,901
Interest-bearing deposits in banks . . . . . . . . . . . . . .     6,000,000      6,000,000              -
Federal funds sold . . . . . . . . . . . . . . . . . . . . . .    48,113,000     18,304,000      1,437,000
                                                                -------------  -------------  -------------
    Total cash and cash equivalents. . . . . . . . . . . . . .    69,373,779     38,310,428     16,023,901
                                                                -------------  -------------  -------------
Interest-bearing deposits. . . . . . . . . . . . . . . . . . .    12,453,149     12,411,492        160,311
Investment securities available-for-sale . . . . . . . . . . .   126,777,199    138,853,580    122,092,669
Other investments. . . . . . . . . . . . . . . . . . . . . . .     6,795,257      6,795,257      5,835,098
Mortgage loans held-for-sale . . . . . . . . . . . . . . . . .    11,856,927     12,606,080      3,800,656
Loans, net . . . . . . . . . . . . . . . . . . . . . . . . . .   368,653,749    374,783,897    337,289,308
Premises and equipment, net. . . . . . . . . . . . . . . . . .    20,828,134     21,063,278     13,989,471
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .    31,577,762     31,306,554     26,204,413
                                                                -------------  -------------  -------------
               Total assets. . . . . . . . . . . . . . . . . .  $648,315,956    636,130,566    525,395,827
                                                                =============  =============  =============

LIABILITIES
-----------

Non interest-bearing deposits. . . . . . . . . . . . . . . . .  $ 40,977,116     40,039,052     40,319,470
Interest-bearing demand deposits . . . . . . . . . . . . . . .   210,567,589    170,856,638    132,525,964
Savings. . . . . . . . . . . . . . . . . . . . . . . . . . . .    25,328,050     24,500,243     25,516,338
Time . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   243,688,411    274,334,991    233,675,679
                                                                -------------  -------------  -------------
   Total deposits. . . . . . . . . . . . . . . . . . . . . . .   520,561,166    509,730,924    432,037,451
                                                                -------------  -------------  -------------
Advances from Federal Home Loan Bank . . . . . . . . . . . . .    58,000,000     58,000,000     30,000,000
Accrued expenses and other liabilities . . . . . . . . . . . .     7,780,686      7,650,689      8,123,225
                                                                -------------  -------------  -------------
                Total liabilities. . . . . . . . . . . . . . .   586,341,852    575,381,613    470,160,676
                                                                -------------  -------------  -------------

STOCKHOLDERS' EQUITY
--------------------

Preferred stock (10,000,000 shares authorized, none
     issued and outstanding)                                               -              -              -
Common stock ($1 par value, 20,000,000 shares authorized,
     9,664,751,  9,638,501 and 9,393,006 shares issued at
     March 31, 2003, December 31, 2002 and
     March 31, 2002, respectively. . . . . . . . . . . . . . .     9,664,751      9,638,501      9,393,006
Additional paid-in capital . . . . . . . . . . . . . . . . . .    23,645,117     23,463,132     21,292,328
Retained earnings. . . . . . . . . . . . . . . . . . . . . . .    36,226,996     35,224,936     32,697,411
Accumulated other comprehensive income . . . . . . . . . . . .     2,013,950      1,999,094      1,319,916
Less: Treasury stock at cost; 1,246,961 shares at March 31,
    2003, 1,246,961 shares at December 31, 2002 and 1,236,961
    shares at March 31, 2002, respectively . . . . . . . . . .    (9,576,710)    (9,576,710)    (9,467,510)
                                                                -------------  -------------  -------------
                  Total stockholders' equity . . . . . . . . .    61,974,104     60,748,953     55,235,151
                                                                -------------  -------------  -------------
                  Total liabilities and stockholders' equity .  $648,315,956    636,130,566   $525,395,827
                                                                =============  =============  =============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                          THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                       ------------------------
                                                                          2003         2002
                                                                              (UNAUDITED)
INTEREST INCOME
  Interest and fees on loans. . . . . . . . . . . . . . . . . . . . .   7,219,738    7,000,932
  Interest on securities. . . . . . . . . . . . . . . . . . . . . . .   1,663,063    1,787,410
  Interest on federal funds sold and interest-bearing deposits. . . .     198,537       41,957
                                                                       ------------------------
        Total interest income . . . . . . . . . . . . . . . . . . . .   9,081,338    8,830,299
                                                                       ------------------------
INTEREST EXPENSE
  Interest on deposits. . . . . . . . . . . . . . . . . . . . . . . .   2,629,784    3,272,021
  Interest on borrowings. . . . . . . . . . . . . . . . . . . . . . .     213,396      373,822
                                                                       ------------------------
        Total interest expense. . . . . . . . . . . . . . . . . . . .   2,843,180    3,645,843
                                                                       ------------------------
        Net interest income before provision for loan losses. . . . .   6,238,158    5,184,456
PROVISION FOR LOAN LOSSES . . . . . . . . . . . . . . . . . . . . . .     256,000    4,054,000
                                                                       ------------------------
        Net interest income after
          provision for loan losses . . . . . . . . . . . . . . . . .   5,982,158    1,130,456
                                                                       ------------------------
OTHER INCOME
  Service charges on deposit accounts . . . . . . . . . . . . . . . .     903,644      886,082
  Mortgage banking activities . . . . . . . . . . . . . . . . . . . .     860,532      286,296
  Other income. . . . . . . . . . . . . . . . . . . . . . . . . . . .     688,996      728,986
                                                                       ------------------------
        Total other income. . . . . . . . . . . . . . . . . . . . . .   2,453,172    1,901,364
                                                                       ------------------------
OTHER EXPENSES
  Salaries and employee benefits. . . . . . . . . . . . . . . . . . .   3,812,492    7,037,762
  Professional fees . . . . . . . . . . . . . . . . . . . . . . . . .     276,653    1,093,938
  Postage, printing and supplies. . . . . . . . . . . . . . . . . . .     252,962      306,304
  Communications. . . . . . . . . . . . . . . . . . . . . . . . . . .     513,588      614,772
  Occupancy . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     782,020    1,073,604
  Other operating . . . . . . . . . . . . . . . . . . . . . . . . . .     651,083    2,201,902
                                                                       ------------------------
        Total other expenses. . . . . . . . . . . . . . . . . . . . .   6,288,798   12,328,282
                                                                       ------------------------
        Earnings (loss) before provision for
           income taxes . . . . . . . . . . . . . . . . . . . . . . .   2,146,532   (9,296,462)
  Provision for income taxes. . . . . . . . . . . . . . . . . . . . .     639,254   (3,426,137)
                                                                        -----------------------
         Earnings (loss) before extraordinary item. . . . . . . . . .   1,507,278   (5,870,325)
Extraordinary item - loss on redemption of debt, net of income tax.
          benefit of $101,377 in 2002 . . . . . . . . . . . . . . . .           -      165,404
                                                                       ------------------------
         Net earnings (loss). . . . . . . . . . . . . . . . . . . . .  $1,507,278  $(6,035,729)
                                                                       ========================


 Basic earnings (loss) per share before extraordinary item  . . . . .  $     0.18  $     (0.76)
 Extraordinary item   . . . . . . . . . . . . . . . . . . . . . . . .           -        (0.02)
                                                                       ------------------------
 Basic earnings (loss) per share  . . . . . . . . . . . . . . . . . .  $     0.18  $     (0.78)
                                                                       ========================


Diluted earnings (loss) per share before extraordinary item   . . . .  $     0.17  $     (0.76)
Extraordinary item  . . . . . . . . . . . . . . . . . . . . . . . . .           -        (0.02)
                                                                       ------------------------
Diluted earnings (loss) per share   . . . . . . . . . . . . . . . . .  $     0.17  $     (0.78)
                                                                       ========================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                                2003          2002
                                                                            -------------------------
                                                                                    (UNAUDITED)
Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,507,278   $(6,035,729)
Other comprehensive income, net of tax:
    Unrealized gains (losses) on investment
      securities available-for-sale:
       Unrealized gains (losses) arising during the period,
         net of tax of $88,003 and $130,901 respectively . . . . . . . . .      143,584      (213,576)
       Less:  Reclassification adjustment for gains included in
         net earnings, net of  tax of $33,058 and $2,579 respectively. . .      (53,937)       (4,209)

       Unrealized loss on cash flow hedges, net of tax of $45,840
         and $45,837 respectively. . . . . . . . . . . . . . . . . . . . .      (74,791)      (74,787)
                                                                            -------------------------

Other comprehensive income (loss). . . . . . . . . . . . . . . . . . . . .       14,856      (292,572)
                                                                            -------------------------


Comprehensive  income (loss) . . . . . . . . . . . . . . . . . . . . . . .  $ 1,522,134   $(6,328,301)
                                                                            =========================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                       THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                   ----------------------------
                                                                                       2003           2002
                                                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,507,278   $ (6,035,729)
     Adjustment to reconcile net earnings (loss) to net
        cash provided by (used in) operating activities:
             Depreciation, amortization and accretion . . . . . . . . . . . . . .       607,747        532,717
             Provision for loan losses. . . . . . . . . . . . . . . . . . . . . .       256,000      4,054,000
             Gain on sale of available-for-sale securities. . . . . . . . . . . .       (86,995)        (6,788)
             Gain on sale of loans. . . . . . . . . . . . . . . . . . . . . . . .      (407,968)      (222,892)
             (Gain) loss on sale, write-down of fixed assets. . . . . . . . . . .        (1,650)       365,866
             Gain on sale of other real estate. . . . . . . . . . . . . . . . . .      (106,387)       (24,186)
             Change in:
                    Mortgage loans held-for-sale. . . . . . . . . . . . . . . . .     1,157,121      2,876,363
                    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (718,876)    (8,199,651)
                                                                                   ----------------------------
                       Net cash provided by (used in) operating activities. . . .     2,206,270     (6,660,300)
                                                                                   ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net change in interest-bearing deposits. . . . . . . . . . . . . . . . . . .       (41,657)          (218)
     Proceeds from sales and maturities of investment
         securities available-for-sale. . . . . . . . . . . . . . . . . . . . . .    29,472,787     11,126,015
     Purchases of investment securities available-for-sale. . . . . . . . . . . .   (17,204,835)    (2,371,300)
     Purchases of other investments . . . . . . . . . . . . . . . . . . . . . . .             -        (50,000)
     Net change in loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,874,148     27,623,781
     Proceeds from sale of other real estate. . . . . . . . . . . . . . . . . . .       587,946        493,259
     Proceeds from sale of premises and equipment . . . . . . . . . . . . . . . .         1,650         44,200
     Purchases of premises and equipment. . . . . . . . . . . . . . . . . . . . .      (317,589)      (761,257)
     Purchases of cash surrender value life insurance . . . . . . . . . . . . . .       (48,628)       (44,575)
                                                                                   ----------------------------
                     Net cash provided by investing activities. . . . . . . . . .    18,323,822     36,059,905
                                                                                   ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .    10,830,242     (8,543,875)
     Change in federal funds purchased. . . . . . . . . . . . . . . . . . . . . .             -    (18,001,000)
     Change in other borrowed funds . . . . . . . . . . . . . . . . . . . . . . .             -     (5,000,000)
     Payments of FHLB advances. . . . . . . . . . . . . . . . . . . . . . . . . .             -     (9,448,435)
     Purchase of treasury stock . . . . . . . . . . . . . . . . . . . . . . . . .             -     (3,022,871)
     Proceeds from exercise of stock options. . . . . . . . . . . . . . . . . . .       208,234        173,568
     Proceeds from issuance of stock. . . . . . . . . . . . . . . . . . . . . . .             -      9,835,260
     Proceeds from issuance of warrants . . . . . . . . . . . . . . . . . . . . .             -      1,044,000
     Cash dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (505,217)      (489,992)
                                                                                   ----------------------------
                    Net cash provided by (used in) financing activities . . . . .    10,533,259    (33,453,345)
                                                                                   ----------------------------

                      Net change in cash and cash equivalents . . . . . . . . . .    31,063,351     (4,053,740)
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD . . . . . . . . . . . . . .    38,310,428     20,077,641
                                                                                   ----------------------------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . . . . . . . . . . . . .  $ 69,373,779     16,023,091
                                                                                   ============================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The accompanying consolidated financial statements have not been audited. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods.

The accounting principles followed by Flag Financial Corporation ("Flag") and its bank subsidiary and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry. Certain principles, which significantly affect the determination of financial position, results of operations, and cash flows are summarized below and in Flag's annual report on Form 10-K for the year ended December 31, 2002.

Note  1.  Basis  of  Presentation

The consolidated financial statements include the accounts of Flag and its wholly owned subsidiary, Flag Bank (Atlanta, Georgia). All significant inter-company accounts and transactions have been eliminated in consolidation.

The consolidated financial information furnished herein represents all adjustments that are, in the opinion of management, necessary to present a fair statement of the results of operations, and financial position for the periods covered herein and are normal and recurring in nature. For further information, refer to the consolidated financial statements and footnotes included in Flag's annual report on Form 10-K for the year ended December 31, 2002.

Note  2.  Earnings  Per  Share

Net earnings (loss) per common share are based on the weighted average number of common shares outstanding during each period. The calculation of basic and diluted earnings (loss) per share is as follows:

                                                        THREE  MONTHS ENDED
                                                             MARCH 31,
                                                     -------------------------
                                                         2003         2002
                                                     -------------------------
  Basic earnings (loss) per share:
  Net earnings(loss). . . .. . . . . . . .           $ 1,507,278   (6,035,729)
  Weighted average common shares
      outstanding. . . . . . . . . . . . .             8,396,207    7,750,248
  Basic earnings (loss) per share. . . . .           $      0.18        (0.78)

  Diluted earnings (loss) per share:
  Net earnings (loss). . . . . . . . . . .           $ 1,507,278   (6,035,729)
  Effect of dilutive securities -
      stock options. . . . . . . . . . . .               478,808            -
  Diluted earnings (loss) per share. . . .           $      0.17        (0.78)

Note 3. Stock-based Compensation

Flag sponsors stock-based compensation plans. Flag accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if Flag had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                       Three Months Ended March 31,
                                                            2003         2002
                                                        ------------  -----------

     Net earnings (loss) as reported                    $ 1,507,278   (6,035,729)

     Deduct: Total stock-based employee compensation
     expense determined under fair-value based method
     for all awards, net of tax                             (76,546)    (459,648)
                                                        ------------  -----------

     Pro forma net earnings (loss)                      $ 1,430,732   (6,495,377)
                                                        ============  ===========

     Basic earnings (loss) per share:

     As reported                                        $       .18        ( .78)
                                                        ============  ===========

     Pro forma                                          $       .17        ( .84)
                                                        ============  ===========

     Diluted Earnings (loss) per share:

     As reported                                        $       .17        (.78)
                                                        ============  ===========

     Pro forma                                          $       .16        (.84)
                                                        ============  ===========

Note 4. Goodwill and Intangible Assets

The majority of the goodwill recorded as of January 1, 2002, resulted from Flag's adoption of SFAS No. 147 and this amount resulted from previously recognized unidentified intangible assets reclassified as goodwill. Flag tests its goodwill for impairment on an annual basis using the expected present value of future cash flows. Flag initially applied SFAS No. 141 and 142 on January 1, 2002. Flag restated its financial statements in 2002 for the adoption of SFAS No. 141 and 142 resulting in an after-tax increase in net income for the first quarter of 2002 of $80,811.

ITEM 2:  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition as of March 31, 2003 compared to December 31, 2002 and the results of our operations for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002. These comments should be read in conjunction with our consolidated financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect," "estimate," "anticipate" and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties.
Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

FINANCIAL CONDITION

ASSETS  AND  FUNDING
Total assets were $648.3 million at March 31, 2003, an increase of $12.2 million or 1.9% from December 31, 2002, and $122.9 million or 23.4% from March 31, 2002. This increase in total assets is mainly attributable to the purchase of six Atlanta branches with approximately $100 million in deposits.

At March 31, 2003, earning assets represented 90.6% of total assets compared to December 31, 2002 levels of 90.7% and March 31, 2002 levels of 91.0%. Flag's earning asset mix at the end of the first quarter contained significant amounts of short-term investments due to the fourth quarter 2002 purchase of six banking offices with approximately $100.0 million in deposits. Federal funds sold and interest bearing deposits in other banks amounted to $66.6 million or 11.3% of earning assets, compared to March 31, 2002 when only 0.33% of earning assets were federal funds sold or interest bearing deposits in other banks. Flag's investment portfolio (including securities available for sale and other investments) was $133.6 million at the end of the first quarter of 2003 compared to the end of 2002 levels of $145.6 million and first quarter of 2002 levels of $127.9 million. Gross loans outstanding at March 31, 2003 represented approximately 63.9% of total earning assets. This level represents a decrease of $6.6 million or 1.7% from December 31, 2002, and an increase of $30.2 million or 8.7% from March 31, 2002 when gross loans outstanding totaled $344.8 million.

Flag's funding mix continues to benefit from disciplined sales and repricing behavior. At March 31, 2003, demand deposits amounted to approximately $251.5 million or 48.3% of total deposits. This represents an increase of $41.0 million from December 31, 2002 levels of $210.5 million and an increase of $78.7 million from March 31, 2002 levels of $172.8 million. Time deposits at March 31, 2003 and 2002 accounted for 46.8% and 54.1% of total deposits, respectively.

In addition to customer deposits, Flag relies on advances from the Federal Home Loan Bank (FHLB) for funding. At March 31, 2003 advances from the FHLB amounted to $58 million, compared to $58 million at December 31, 2002 and $30 million at March 31, 2002. During 2002, Flag restructured substantially all of its borrowings from the FHLB to take advantage of the low interest rate environment. At March 31, 2003, December 31, 2002, and March 31, 2002, advances from the FHLB amounted to 10.0%, 10.2% and 6.5% of total funding.

LIQUIDITY  AND  CAPITAL  RESOURCES
The Company maintains borrowing lines with various other financial institutions including the Federal Home Loan Bank. At March 31, 2003, the Company had total borrowing agreements of approximately $98 million of which $58 million was advanced.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Shareholders' equity at March 31, 2003, amounted to $61.9 million or 9.6% of total assets. This compares to $61 million or 9.5% of total assets at December 31, 2002, and $55.2 million or 10.5% of total assets at March 31, 2002. The increase in shareholders' equity of $6.7 million from the same date a year ago is primarily attributable to an increase in retained earnings of $3.5 million and a $694,000 increase in accumulated other comprehensive income resulting primarily from the unrealized gains on the investment portfolio.

RESULTS  OF  OPERATIONS

OVERVIEW OF THE THREE MONTH PERIOD ENDING MARCH 31, 2003
Net earnings for the quarter ended March 31, 2003 were $1.5 million or $.17 per diluted share. This compares to a net loss for the three months ending March 31, 2002 of $6.0 million or $.78 per share. The net loss in 2002 included an after tax restructuring charge of $3.4 million, an after tax provision for loan losses of $2.5 million, and an after tax extraordinary charge of $165,000 related to the prepayment of a portion of the Flag's FHLB borrowings. Flag's annualized return on assets (ROA) and return on equity (ROE) for the first quarter of 2003 were 0.95% and 9.94%, respectively.

NET  INTEREST  INCOME
Net interest income for the three months ending March 31, 2003 increased approximately $1.1 million or 20.3% over the comparable period in 2002. Net interest income as a percentage of average earning assets increased approximately 0.08% from 4.28% to 4.36%.

Interest income for the first quarter of 2003 was approximately $9.1 million representing an increase of $251,000 or 2.8%. This increase in interest income was the net effect of substantially higher levels of earning assets and lower yields resulting from the low interest rate environment during 2003. The yield on earning assets for the first quarter of 2003 was 6.35% compared to 7.29% for the same period in 2002. The impact of these lower yields on earning assets was more than offset by a 22.8% increase in earning assets.

Interest expense decreased approximately $803,000 to $2.8 million during the quarter ended March 31, 2003 versus $3.6 million during the quarter ended March 31, 2002, a decrease of approximately 22%. Total cost of funds for the first quarter of 2003 was 2.01% compared to 3.09% in the same quarter in 2002. This decrease resulted from a significant improvement in the funding mix such that at March 31, 2003, approximately 48% were demand deposits.

Lower borrowing costs on FHLB advances also contributed to the decline in interest expense. Interest expense on advances from the FHLB was approximately $213,000 in the first quarter of 2003 compared to $374,000 in the same quarter of 2002.

NON-INTEREST  INCOME  AND  EXPENSE
Non-interest income for the three months ended March 31, 2003 increased $552,000 or 29.0% compared to the first three months of 2002. The increase in non-interest income is mostly attributed to an increase of $575,000 in mortgage related income (origination fees, gain on sale of loans and service release premiums) from $286,000 at March 31, 2002 to $861,000 at March 31, 2003.
Service charges on deposit accounts increased only slightly from $886,000 in the first quarter of 2002 to $904,000 in the first quarter of 2003.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Non-interest expense decreased $6.0 million to $6.3 million for the quarter ended March 31, 2003 compared to the same period in 2002. Most of this decrease relates to the pre-tax restructuring charges of approximately $5.4 million that Flag recorded in 2002. During 2002, Flag focused on improving the efficiency of its people and locations. At March 31, 2003, Flag had $2.7 million of assets per employee and $27.0 million of assets per location, reflecting improvements of 42.1% and 28.8%, respectively over the comparable period in 2002.

INCOME  TAXES
Income tax expense for the first quarter of 2003 was $639,000 compared to income tax benefit of $3.5 million for the same period in 2002. The effective tax rate for the quarter ended March 31, 2003 was 30% compared 37% for the quarter ended March 31, 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

LOANS
Flag engages in a full complement of lending activities, including real estate-related, commercial and financial loans and consumer installment loans. Flag generally concentrates lending efforts on real estate related loans. As of March 31, 2003, Flag's loan portfolio consisted of 82.9% real estate-related loans, 13.0% commercial and financial loans, and 4.1% consumer installment loans. While risk of loss is primarily tied to the credit quality of the various borrowers, risk of loss may also increase due to factors beyond Flag's control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the real estate portfolio. Of the target areas of lending activities, commercial and financial loans are generally considered to have a greater risk of loss than real estate loans or consumer installment loans.

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are represented in the following table: (000's omitted)

                                    MARCH 31,  DECEMBER 31,  MARCH 31,
                                      2003         2002        2002
                                   ----------  ------------  ---------
Commercial/financial/agricultural  $   48,824        57,473     63,504
Real estate - construction             75,172        68,169     68,584
Real estate - mortgage                 55,246        57,560     45,533
Real estate - other                   180,476       182,622    149,979
Installment loans to individuals       15,338        15,848     17,219
                                   ----------  ------------  ---------
Total loans                           375,056       381,672    344,819

Less: Allowance for loan losses         6,402         6,888      7,530
                                   ----------  ------------  ---------
Total net loans                    $  368,654       374,784    337,289
                                   ==========  ============  =========


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

The provision for loan losses for the first quarter of 2003 was $256,000 versus $4.1 million for the comparable period in 2002. The allowance for loan and lease losses at March 31, 2003, was $6.4 million, compared to $7.5 million at March 31, 2002. The allowance for loan losses as a percentage of gross loans was 1.71% and 2.18% at March 31, 2003, and 2002, respectively.

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

                                                               THREE MONTHS ENDED
                                                                     MARCH 31
                                                                2003         2002
                                                             -----------  ----------
Balance of allowance for loan losses at beginning of period  $     6,888       7,348

Provision charged to operating expense                               256       4,054

Charge offs:
   Commercial                                                          -         407
   Real estate - mortgage                                              -         286
   Real estate - other                                               791       3,094
   Consumer                                                           57         141
                                                             -----------  ----------
      Total charge-offs                                              848       3,928

Recoveries:
   Commercial                                                         25          24
   Real estate - mortgage                                              7           5
   Real estate - other                                                30           -
   Consumer                                                           44          27
                                                             -----------  ----------
      Total recoveries                                               106          56

                                                             -----------  ----------
      Net charge-offs                                                742       3,872
                                                             -----------  ----------

Balance of allowance for loan losses at end of period        $     6,402       7,530
                                                             ===========  ==========


NON-PERFORMING  ASSETS
Non-performing assets (nonaccrual loans, real estate owned and repossessions) totaled approximately $11.3 million at March 31, 2003, compared to $11.1 million at December 31, 2002, and $10.5 million at March 31, 2002. These levels as a percentage of total assets represented 1.74%, 1.74% and 2.00%, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Flag has a loan review function that continually monitors selected accruing loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. The loan review function also identifies loans with high degrees of credit or other risks. The focus of loan review is to maintain a low level of non-performing assets and to return current non-performing assets to earning status.

      NON-PERFORMING ASSETS (000's omitted)              MARCH 31,  DECEMBER 31,  MARCH 31,
                                                            2003        2002        2002
                                                         ---------  ------------  ---------
      Loans on nonaccrual . . . . . . . . . . . . . . .  $  7,914         9,243      8,914
      Loans past due 90 days and still accruing . . . .       234           122        221
      Other real estate owned and reposessions. . . . .     3,149         1,718      1,395
                                                         ---------  ------------  ---------
      Total non-performing assets . . . . . . . . . . .  $ 11,297        11,083     10,530
                                                         =========  ============  =========
      Total non-performing assets as a percentage of
        total assets. . . . . . . . . . . . . . . . . .      1.74%         1.74%      2.00%

CAPITAL

At March 31, 2003, Flag and its bank were in compliance with various regulatory capital requirements administered by Federal and State banking agencies. The following is a table representing the Company's consolidated Tier-1 Capital, Tangible Capital, and Risk-Based Capital:

                                       MARCH 31, 2003

-----------------------------------------------------------------------------------------
                                          ACTUAL          REQUIRED         EXCESS
                                          AMOUNT     %     AMOUNT     %    AMOUNT     %
-----------------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets)   $52,874  11.48%  $49,986  8.00%  $ 2,888  3.48%
Tier 1 Capital (to Risk Weighted Assets)  $47,119  10.23%  $24,993  4.00%  $22,126  6.23%
Tier 1 Capital (to Average Assets)        $47,119   7.54%  $18,424  4.00%  $28,695  3.54%

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

As of March 31, 2003, there were no substantial changes in the composition of the Company's market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2002. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2002 included in the Company's 2002 Annual Report on Form 10-K.


ITEM  4.  CONTROLS  AND  PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

PART 2. OTHER INFORMATION
FLAG FINANCIAL CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------

PART II.  Other  Information

Item 1.  Legal  Proceedings  -  None

Item 2.  Changes  in  Securities  -  None

Item 3.  Defaults  upon  Senior  Securities  -  None

Item 4.  Submission  of  Matters  to  a  Vote  of  Security  Holders  -  None

Item 5.  Other  Information

Pursuant to Rule 14a-14(c)(1) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company's 2004 Annual Meeting of Shareholders must notify the Company in writing to the Secretary of the Company, at 3475 Piedmont Road, N.E., Suite 550, Atlanta, Georgia, 30305, of the contents of such proposal no later than December 15, 2003 to be included in the 2004 Proxy Materials. A shareholder must notify the Company before January 15, 2004 of a proposal for the 2004 Annual Meeting that the shareholder intends to present other than by inclusion in the Company's proxy material. If the Company does not receive such notice prior to January 15, 2004, proxies solicited by the management of the Company will confer discretionary authority upon the management of the Company to vote upon any such matter.

Item 6.  Exhibits  and  Report  on  Form  8-K

         (a)  Exhibits

         99.1 Certification by Chief Executive Officer and Chief Financial Officer.


         (b)  Reports  on  Form  8-K

         Reports  on  Form  8-K  filed  during the First Quarter of 2003: None.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY
--------------------------------------------------------------------------------













                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Flag Financial Corporation

                                   By: /s/ Joseph W. Evans
                                      ---------------------

                                   Joseph W. Evans
                                   (Chief Executive Officer)

                                   Date:  5/14/03
                                        -------------------


                                   By: /s/ J. Daniel Speight
                                      ----------------------

                                   J. Daniel Speight
                                   (Chief Financial Officer)

                                   Date:  5/14/03
                                        --------------------

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May  14,  2003

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May  14,  2003

                                   /s/  J.  Daniel  Speight
                                   ------------------------
                                   J.  Daniel  Speight
                                   Chief  Financial  Officer