Form 10-Q
period 2003-06-30
FLAG FINANCIAL CORP
filed 2003-08-13
CIK 897509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

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

      3475 Piedmont Road N.E. Suite 550
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

                                   YES XX   NO

             Common stock, par value $1 per share: 8,489,472 shares
                        Outstanding as of August 5, 2003

FLAG  FINANCIAL  CORPORATION  AND  SUBSIDIARY


                                TABLE OF CONTENTS


                                                                        Page
PART  I Financial Information


  Item 1.  Financial Statements
             Consolidated Balance Sheets at June 30, 2003 and
               December 31, 2002 and June 30, 2002 . . . . . . . . . .     3

             Consolidated Statements of Operations for the Six Months
               and Quarters Ended June 30, 2003 and 2002 . . . . . . .     4

             Consolidated Statements of Comprehensive Income for the
               Six Months and Quarters Ended June 30, 2003 and 2002. .     5

             Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 2003 and 2002. . . . . . . . . . . . . .     6


             Notes to Consolidated Financial Statements. . . . . . . .     7

  Item 2.  Management's Discussion and Analysis of Financial Condition
            And Results of Operations. . . . . . . . . . . . . . . . .     9

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk.    15

  Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . .    15


PART II  Other Information

  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .    16

  Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . .    16

  Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . .    16

  Item 4.  Submission of Matters to a Vote of Security Holders . . . .    16

  Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . .    16

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .    17

PART  I.  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS
FLAG  FINANCIAL  CORPORATION  AND  SUBSIDIARY

CONSOLIDATED  BALANCE  SHEETS
------------------------------------------------------------------------------------------------------------

                                                                    JUNE 30,     DECEMBER 31,     JUNE 30,
                                                                      2003           2002           2002
                                                                  ------------------------------------------
ASSETS                                                             (UNAUDITED)     (AUDITED)    (UNAUDITED)
------
Cash and due from banks. . . . . . . . . . . . . . . . . . . . .  $ 20,054,559     14,006,428    13,991,856
Interest-bearing deposits in banks . . . . . . . . . . . . . . .     9,286,538      6,000,000             -
Federal funds sold . . . . . . . . . . . . . . . . . . . . . . .    16,128,000     18,304,000       479,000
                                                                  ------------------------------------------
    Total cash and cash equivalents. . . . . . . . . . . . . . .    45,469,097     38,310,428    14,470,856
                                                                  ------------------------------------------
Interest-bearing deposits                 .. . . . . . . . . . .     8,051,000     12,411,492             -
Investment securities available-for-sale . . . . . . . . . . . .   108,870,890    138,853,580   124,513,166
Other investments. . . . . . . . . . . . . . . . . . . . . . . .    14,345,257      6,795,257     6,148,798
Mortgage loans held-for-sale . . . . . . . . . . . . . . . . . .    14,023,673     12,606,080     5,491,417
Loans, net . . . . . . . . . . . . . . . . . . . . . . . . . . .   387,073,682    374,783,897   348,863,329
Premises and equipment, net. . . . . . . . . . . . . . . . . . .    17,026,974     21,063,278    13,760,004
Other assets               . . . . . . . . . . . . . . . . . . .    28,565,803     31,306,554    24,413,528
                                                                  ------------------------------------------
               Total assets. . . . . . . . . . . . . . . . . . .  $623,426,376    636,130,566   537,661,098
                                                                  ==========================================

LIABILITIES
-----------

Non interest-bearing deposits. . . . . . . . . . . . . . . . . .  $ 40,905,413     40,039,052    37,785,842
Interest-bearing demand deposits . . . . . . . . . . . . . . . .   216,271,641    170,856,638   126,466,847
Savings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25,322,188     24,500,243    25,576,785
Time . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   214,223,166    274,334,991   223,469,329
                                                                  ------------------------------------------
   Total deposits. . . . . . . . . . . . . . . . . . . . . . . .   496,722,408    509,730,924   413,298,803
                                                                  ------------------------------------------
Advances from Federal Home Loan Bank . . . . . . . . . . . . . .    53,000,000     58,000,000    47,000,000
Federal funds purchased and other borrowings . . . . . . . . . .     3,775,656      1,334,386     8,558,670
Accrued interest payable and other liabilities . . . . . . . . .     6,273,201      6,316,303     9,474,746
                                                                  ------------------------------------------
                Total liabilities. . . . . . . . . . . . . . . .   559,771,265    575,381,613   478,332,219
                                                                  ------------------------------------------

STOCKHOLDERS' EQUITY
--------------------

Preferred stock (10,000,000 shares authorized, none
     issued and outstanding) . . . . . . . . . . . . . . . . . .             -              -             -
Common stock ($1 par value, 20,000,000 shares authorized,
     9,736,433,  9,638,501 and 9,629,406 shares issued at
     June 30, 2003, December 31, 2002 and
     June 30, 2002, respectively            .. . . . . . . . . .     9,736,433      9,638,501     9,629,406
Additional paid-in capital . . . . . . . . . . . . . . . . . . .    24,315,698     23,463,132    23,417,860
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . .    37,240,056     35,224,936    33,495,864
Accumulated other comprehensive income . . . . . . . . . . . . .     1,939,634      1,999,094     2,253,259
Less: Treasury stock at cost; 1,246,961 shares at June 30,2003,
    1,246,961 shares at December 31, 2002 and 1,236,961 shares
    at June 30, 2002, respectively . . . . . . . . . . . . . . .    (9,576,710)    (9,576,710)   (9,467,510)
                                                                  ------------------------------------------
                  Total stockholders' equity            .. . . .    63,655,111     60,748,953    59,328,879
                                                                  ------------------------------------------
                  Total liabilities and stockholders' equity . .  $623,426,376    636,130,566   537,661,098
                                                                  ==========================================

 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED  STATEMENTS  OF  OPERATIONS
---------------------------------------------------------------------------------------------------------------

                                                                                  (UNAUDITED)
                                                                 THREE  MONTHS  ENDED     SIX  MONTHS  ENDED
                                                                        JUNE  30,             JUNE  30,
                                                                 ----------------------------------------------
                                                                    2003       2002        2003        2002
INTEREST INCOME
  Interest and fees on loans. . . . . . . . . . . . . . . . . .  $7,220,313  7,303,073  14,440,051  14,304,005
  Interest on securities. . . . . . . . . . . . . . . . . . . .   1,325,109  1,780,966   2,988,172   3,568,376
  Interest on federal funds sold and interest-bearing deposits.     180,229     31,913     378,766      73,870
                                                                 ----------------------------------------------
        Total interest income . . . . . . . . . . . . . . . . .   8,725,651  9,115,952  17,806,989  17,946,251
                                                                 ----------------------------------------------
INTEREST EXPENSE
  Interest on deposits:
     Demand                                                         781,263    461,320   1,524,762   1,001,528
     Savings. . . . . . . . . . . . . . . . . . . . . . . . . .      36,198     55,513      74,596     109,666
     Time . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,586,812  2,152,776   3,434,699   4,830,436
  Interest on other borrowings. . . . . . . . . . . . . . . . .     202,115    211,941     415,511     585,763
                                                                 ----------------------------------------------
        Total interest expense  . . . . . . . . . . . . . . . .   2,606,388  2,881,550   5,449,568   6,527,393
                                                                 ----------------------------------------------
        Net interest income before provision for loan losses. .   6,119,263  6,234,402  12,357,421  11,418,858
PROVISION FOR LOAN LOSSES . . . . . . . . . . . . . . . . . . .     315,000    150,000     571,000   4,204,000
                                                                 ----------------------------------------------
        Net interest income after provision for loan losses . .   5,804,263  6,084,402  11,786,421   7,214,858
                                                                 ----------------------------------------------
OTHER INCOME
  Fees and service charges on deposit accounts. . . . . . . . .     817,552    795,260   1,721,196   1,681,342
  Mortgage banking activities . . . . . . . . . . . . . . . . .   1,482,622    767,704   2,343,154   1,054,000
  Insurance commissions and brokerage fees       .. . . . . . .     163,381    118,675     375,355     246,732
  Other income. . . . . . . . . . . . . . . . . . . . . . . . .   1,073,140    151,727   1,550,162     752,656
                                                                 ----------------------------------------------
        Total other income. . . . . . . . . . . . . . . . . . .   3,536,695  1,833,366   5,989,867   3,734,730
                                                                 ----------------------------------------------
OTHER EXPENSES
  Salaries and employee benefits. . . . . . . . . . . . . . . .   4,266,781  3,740,347   8,079,273  10,778,109
  Occupancy.. . . . . . . . . . . . . . . . . . . . . . . . . .     914,944    817,520   1,696,964   1,891,124
  Professional fees . . . . . . . . . . . . . . . . . . . . . .     164,101    315,069     440,754   1,409,007
  Postage, printing and supplies. . . . . . . . . . . . . . . .     275,909    235,962     528,871     542,266
  Amortization of intangibles . . . . . . . . . . . . . . . . .      22,500          -      37,500           -
  Communications and data . . . . . . . . . . . . . . . . . . .     692,267    512,128   1,205,855   1,126,900
  Other operating . . . . . . . . . . . . . . . . . . . . . . .     746,656    618,326   1,382,739   2,820,228
                                                                 ----------------------------------------------
        Total other expenses. . . . . . . . . . . . . . . . . .   7,083,158  6,239,352  13,371,956  18,567,634
                                                                 ----------------------------------------------
        Earnings (loss) before provision for
           income taxes and extraordinary item. . . . . . . . .   2,257,800  1,678,416   4,404,332  (7,618,046)
  Provision for income taxes (benefit). . . . . . . . . . . . .     735,972    376,055   1,375,226  (3,050,082)
                                                                 ----------------------------------------------
        Earnings (loss) before extraordinary item . . . . . . .   1,521,828  1,302,361   3,029,106  (4,567,964)
  Extraordinary item - loss on  redemption of debt, net of
         income tax benefit of $101,377 in 2002 . . . . . . . .           -          -           -     165,404
                                                                 ----------------------------------------------
         Net earnings (loss). . . . . . . . . . . . . . . . . .  $1,521,828  1,302,361   3,029,106  (4,733,368)
                                                                 ==============================================
  Basic earnings (loss) per share before extraordinary item . .  $     0.18       0.16        0.36       (0.57)
  Extraordinary item. . . . . . . . . . . . . . . . . . . . . .           -          -           -       (0.02)
                                                                 ----------------------------------------------
  Basic earnings (loss) per share . . . . . . . . . . . . . . .        0.18       0.16        0.36       (0.59)
                                                                 ==============================================

  Diluted earnings (loss) per share before extraordinary item..  $     0.17       0.15        0.34       (0.57)
  Extraordinary item. . . . . . . . . . . . . . . . . . . . . .           -          -           -       (0.02)
                                                                 ----------------------------------------------
  Diluted earnings (loss) per share . . . . . . . . . . . . . .  $     0.17       0.15        0.34       (0.59)
                                                                 ==============================================

  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  INCOME
---------------------------------------------------------------------------------------------------------------

                                                                                     (UNAUDITED)
                                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                           JUNE 30,                JUNE 30,
                                                                      2003         2002        2003        2002
                                                                   ------------------------------------------------
Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . .  $1,521,828   1,302,361   3,029,106   (4,733,368)
Other comprehensive income, net of tax:
    Unrealized (losses) gains on investment
      securities available-for-sale:
       Unrealized gains arising during the period,
         net of tax of $75,830, $611,067, $12,173 and
         $480,166, respectively . . . . . . . . . . . . . . . . .    (123,722)    997,004      19,862      783,428
       Plus:  Reclassification adjustment for losses (gains)
          included in net earnings(loss) net of tax of  $30,281,
          $6,819, $2,777 and $4,240, respectively  .. . . . . . .      49,406      11,126      (4,531)       6,917
     Unrealized gain on cash flow hedges, net of tax of $45,837,
         $45,840 and $91,674  respectively. . . . . . . . . . . .           -     (74,787)    (74,791)    (149,574)
                                                                   ------------------------------------------------
Other comprehensive (loss) income   . . . . . . . . . . . . . . .     (74,316)    933,343     (59,460)     640,771
                                                                   ------------------------------------------------
Comprehensive income (loss) . . . . . . . . . . . . . . . . . . .  $1,447,512   2,235,704   2,969,646   (4,092,597)
                                                                   ================================================

SEE  ACCOMPANYING  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
--------------------------------------------------------------------------------------------------------

                                                                                  SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                             ---------------------------
                                                                                 2003           2002
                                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . .  $  3,029,106    (4,733,368)
     Adjustment to reconcile net earnings (loss) to net
        cash provided by (used in) operating activities:
             Depreciation, amortization and accretion . . . . . . . . . . .     1,732,947     1,011,166
             Provision for loan losses. . . . . . . . . . . . . . . . . . .       571,000     4,204,000
             (Gain) loss on sale of available-for-sale securities . . . . .        (7,308)       11,157
             (Gain) loss on sale of fixed assets. . . . . . . . . . . . . .      (922,182)      365,866
             Gain on sale of other real estate                . . . . . . .       (84,643)      (43,535)
             Change in:
                    Mortgage loans held-for-sale. . . . . . . . . . . . . .    (1,417,593)      962,710
                    Other . . . . . . . . . . . . . . . . . . . . . . . . .     1,208,090    (6,355,411)
                                                                             ---------------------------
                       Net cash provided by (used in) operating activities.     4,109,417    (4,577,415)
                                                                             ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net change in interest-bearing deposits. . . . . . . . . . . . . . . .     4,360,492       160,093
     Proceeds from sales and maturities of investment
         securities available-for-sale. . . . . . . . . . . . . . . . . . .    52,930,130    45,784,353
     Purchases of investment securities available-for-sale. . . . . . . . .   (23,517,335)  (37,855,680)
     Purchases of other investments . . . . . . . . . . . . . . . . . . . .    (7,550,000)     (363,700)
     Net change in loans. . . . . . . . . . . . . . . . . . . . . . . . . .   (12,860,785)   15,899,760
     Proceeds from sale of other real estate. . . . . . . . . . . . . . . .     1,538,317     1,133,824
     Proceeds from sale of premises and equipment          .. . . . . . . .     4,323,544       166,090
     Purchases of premises and equipment. . . . . . . . . . . . . . . . . .      (458,576)   (1,122,814)
     Purchases of cash surrender value life insurance . . . . . . . . . . .       (85,801)      (55,998)
                                                                             ---------------------------
                     Net cash provided by investing activities. . . . . . .    18,679,986    23,745,928
                                                                             ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in deposits . . . . . . . . . . . . . . . . . . . . . . . .   (13,008,516)  (27,282,522)
     Change in federal funds purchased and repurchase agreements. . . . . .       691,270    (9,442,330)
     Change in other borrowed funds . . . . . . . . . . . . . . . . . . . .     1,750,000    (5,000,000)
     Proceeds from FHLB advances. . . . . . . . . . . . . . . . . . . . . .             -    35,000,000
     Payments of FHLB advances. . . . . . . . . . . . . . . . . . . . . . .    (5,000,000)  (27,448,435)
     Purchase of treasury stock . . . . . . . . . . . . . . . . . . . . . .             -    (3,022,871)
     Proceeds from issuance of stock. . . . . . . . . . . . . . . . . . . .       138,000    11,707,740
     Proceeds from exercise of stock options. . . . . . . . . . . . . . . .       800,498       471,020
     Proceeds from issuance of warrants . . . . . . . . . . . . . . . . . .        12,000     1,236,000
     Cash dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . .    (1,013,986)     (993,900)
                                                                             ---------------------------
                    Net cash used in financing activities            .. . .   (15,630,734)  (24,775,298)
                                                                             ---------------------------

                      Net change in cash and cash equivalents . . . . . . .     7,158,669    (5,606,785)
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        .. . . . . . .    38,310,428    20,077,641
                                                                             ---------------------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . . . . . . . . . .  $ 45,469,097    14,470,856
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

NOTE  2.  EARNINGS  PER  SHARE
Net earnings (loss) per common share are based on the weighted average number of common shares outstanding during each period. The calculation of basic and diluted earnings (loss) per share is as follows:

                                             THREE  MONTHS  ENDED     SIX MONTHS ENDED
                                                   JUNE  30,              JUNE 30,
                                             ---------------------------------------------
                                                2003       2002       2003        2002
                                             ---------------------------------------------
Basic earnings (loss) per share:
Net earnings (loss)                          $1,521,828  1,302,361  3,029,106  (4,733,368)
Weighted average common shares outstanding    8,470,308  8,260,185  8,433,462   8,006,625
Per share amount                             $     0.18       0.16       0.36       (0.59)

Diluted earnings (loss) per share:
Net earnings (loss)                          $1,521,828  1,302,361  3,029,106  (4,733,368)
Effect of stock options and warrants            659,958    283,508    560,805           -
Diluted earnings (loss) per share            $     0.17       0.15       0.34       (0.59)


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

                                                         Three months ended       Six months ended
                                                              June  30,               June  30,
                                                          2003         2002        2003        2002
                                                       -----------  ----------  ----------  -----------
Net earnings (loss) as reported                        $1,521,828   1,302,361   3,029,106   (4,733,368)
Compensation expense determined by fair value method      (76,546)   (459,648)   (153,092)    (919,295)
                                                       -----------  ----------  ----------  -----------
Pro forma net earnings (loss)                          $1,445,282     842,713   2,876,014   (5,652,663)
                                                       ===========  ==========  ==========  ===========

Basic earnings (loss) per share:
As reported                                            $      .18         .16         .36         (.59)
                                                       ===========  ==========  ==========  ===========
Pro forma                                              $      .17         .10         .34         (.71)
                                                       ===========  ==========  ==========  ===========

Diluted earnings (loss) per share:
As reported                                            $      .17         .15         .34         (.59)
                                                       ===========  ==========  ==========  ===========
Pro forma                                              $      .16         .10         .32         (.71)
                                                       ===========  ==========  ==========  ===========

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------

NOTE  4.  LOANS
Flag engages in a full complement of lending activities, including real estate-related, commercial and financial loans and consumer installment loans. Flag generally concentrates lending efforts on real estate related loans. As of June 30, 2003, Flag's loan portfolio consisted of 82.2% real estate-related loans, 14.3% commercial and financial loans, and 3.4% consumer installment loans. While risk of loss is primarily tied to the credit quality of the various borrowers, risk of loss may also increase due to factors beyond the Flag's control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the real estate portfolio. Of the target areas of lending activities, commercial and financial loans are generally considered to have a greater risk of loss than real estate loans or consumer installment loans.

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are represented in the following table:

                                   JUNE 30,   DECEMBER 31,  JUNE 30,
                                     2003         2002        2002
                                   ---------  ------------  --------
Commercial/financial/agricultural  $  56,347        57,473    46,032
Real estate - Construction            77,927        68,169    75,380
Real estate - mortgage                55,203        57,560    51,062
Real estate - other                  190,449       182,622   165,597
Installment loans to individuals      13,589        15,848    18,455
                                   ---------  ------------  --------
Total loans                          393,515       381,672   356,526
Less: Allowance for loan losses        6,441         6,888     7,662
                                   ---------  ------------  --------
Total net loans                    $ 387,074       374,784   348,864
                                   =========  ============  ========

NOTE  5.  GOODWILL  AND  INTANGIBLE  ASSETS
The majority of the goodwill recorded as of January 1, 2002, resulted from Flag's adoption of SFAS No. 147 and this amount resulted from previously recognized unidentified intangible assets reclassified as goodwill. Flag tests its goodwill for impairment on an annual basis using the expected present value of future cash flows. Flag initially applied SFAS No. 141 and 142 on January 1, 2002. Flag restated its financial statements in 2002 for the adoption of SFAS No. 141 and 142 resulting in an after-tax increase in net income of $80,106 for the quarter ended June 30, 2002 and of $160,917 for the six months ended June30, 2002.

ITEM  2
MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS
--------------------------------------------------------------------------------

FORWARD-LOOKING  STATEMENTS
The following discussion and comments contain "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect", "estimate", "anticipate", and "believe", as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, (i) the strength of the U.S. economy as well as the strength of the local economies in which operations are conducted; (ii) the effects of changing interest rates which could lower margins; (iii) inflation, interest rate, market and monetary fluctuations; (iv) unanticipated regulatory proceedings or legal actions, or changes in accounting policies and practices as adopted by the Financial Accounting Standards Board; (v) issues involved in the integration of acquisitions; and (vi) the timely development of products and services that position Flag to succeed in an increasingly competitive industry. If we are unsuccessful in managing the risks relating to these factors, together with other risks incident to the operation of our business, our financial condition, results of operations and cash flows could be adversely affected. Forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

CRITICAL  ACCOUNTING  POLICIES
The accounting and reporting policies of Flag Financial Corporation and its subsidiary are in accordance with accounting principles generally accepted in the United States and conform to general practices and policies within the banking industry. Flag's financial position and results of operations are affected by management's application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in Flag's consolidated financial position and/or consolidated results of operations. The more critical accounting and reporting policies include the accounting for securities, loans and leases, the allowance for loan and lease losses and income taxes. The most critical and meaningful accounting policies are those involved with the allowance for loan and lease losses. These specific accounting policies involve the use of estimates and require significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in Flag's consolidated financial position or consolidated results of operations.

In the case of the allowance for loan and lease losses, Flag maintains an allowance appropriate for the quality of the loan portfolio and sufficient to meet anticipated future loan losses. This allowance is charged as an expense against Flag's earnings and, therefore, directly affects its results of operations. Flag also utilizes a comprehensive loan review and risk identification process and analyzes financial trends to determine the adequacy of the allowance. Many factors are considered when evaluating the allowance. The analysis is based on historical loss trends; trends in criticized and classified loans in the portfolio; trends in past due and non-accrual loans; trends in portfolio volume, composition, maturity, and concentrations; changes in local and regional economic market conditions; the accuracy of the loan review and risk identification system, and the experience, ability, and depth of lending personnel and management.

In determining the appropriate level of the allowance for Flag, management relies primarily on analysis of the major components of the loan portfolio such as commercial loans, commercial real estate loans, consumer loans, construction loans, residential real estate loans, and all other loans and unfunded commitments. Flag has established a minimum loss factor for certain problem loan grade categories and for general categories of all other loans. All significant problem loans are reviewed individually to establish either the minimum loss factor (formula) or a specific reserve higher than the formula. All significant non-problem loans are reserved at the greater of the minimum loss rate for the category of loans or the weighted average historical loss rate over a defined loss horizon. Other homogenous loan pools such as the consumer loans, construction loans, and residential mortgage loans are reserved at the greater of the minimum loss rate or the weighted average historical loss rate as computed in the histoical analysis.

Management evaluates the allowance on a quarterly basis. Through this evaluation, the appropriate provision for loan losses is determined by considering the current allowance level, actual loan losses and loan recoveries.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS
--------------------------------------------------------------------------------

OVERVIEW  OF  FINANCIAL  CONDITION
Total assets were $623.4 million at June 30, 2003, a decrease of $12.7 million or 2.0% from December 31, 2002. Earning assets totaled $564.2 million or 90.5% of total assets at June 30, 2003 compared to $576.6 million or 90.6% of total assets at December 31, 2002. Stockholders' equity increased $4.3 million or 7.3% to $63.7 million at June 30, 2003.

LOANS
Gross loans outstanding at June 30, 2003 totaled $393.5 million, an increase of $11.8million over December 31, 2002 balances. Mortgage loans held-for-sale increased from $12.6 million at December 31, 2002 to $14.0 million at June 30, 2003. Flag's construction and mortgage lending business has improved solidly due in part to the lower interest rate environment. Construction loans increased 14.3% to $77.9 million at June 30, 2003, and mortgage loans held-for-sale increased 11.1% or $1.4 million to $14.0 million at June 30, 2003. Loans outstanding including mortgage loans held-for-sale comprised 72.2% of earning assets at June 30, 2003, compared to 68.4% at December 31, 2002.

INVESTMENT  SECURITIES
Investment securities at June 30, 2003 totaled $123.2 million, a decrease of $22.4 million or 15.4% from December 31, 2002. Yield and price levels on bonds during the first half of 2003 allowed Flag to sell $24.1 million of lower yielding investments with an after tax loss of approximately $1,300. The low rate environment has also contributed to faster prepayments on the mortgage backed securities within Flag's investment portfolio. Flag has been unwilling to reinvest most of the proceeds in the current market and has carried most of these proceeds in federal funds sold or interest bearing deposits in other banks. Investment securities comprised 21.8% and 25.3% of earning assets at June 30, 2003 and December 31, 2002, respectively.

FEDERAL  FUNDS  SOLD  AND  INTEREST  BEARING  DEPOSITS
Short term investments (federal funds sold and interest bearing deposits) totaled $33.5 million at June 30, 2003, a decrease of $3.2 million from December 31, 2002. Historically, Flag has maintained lower levels of short term investments, choosing instead to invest more heavily in loans and investment securities. Our level of short term investments has remained high during the first half of 2003 as we have been unwilling to invest at current market interest rates. Short term investments amounted to 6.0% of earning assets at June 30, 2003 and 6.3% of earning assets at December 31, 2002.

PREMISES  AND  EQUIPMENT
Premises and equipment at June 30, 2003 totaled $17.0 million compared to $21.1 million at December 31, 2002. This decrease in premises and equipment related to the sale of one of Flag's banking centers for $4.5 million during the second quarter of 2003. Flag maintained a branch location in the center under a lease negotiated with the buyer.

DEPOSITS  AND  OTHER  FUNDING
Total deposits at June 30, 2003 were $496.7 million, a decrease of $13.0 million or 2.6% over December 31, 2002 balances. Interest-bearing demand deposits (money market and NOW accounts) have increased 26.6% or $45.4 million over this period, due largely to sales efforts focused in the Atlanta deposit market that Flag entered in November of 2002. Flag's focus and success on growing demand deposits has allowed Flag to reduce rates on time deposits that historically have carried higher rates. Time deposits have decreased $60.1 million or 21.9% to $214.2 million at June 30, 2003.

ADVANCES  FROM  THE  FEDERAL  HOME  LOAN  BANK
Advances from the Federal Home Loan Bank (FHLB) amounted to $53 million at June 30, 2003 compared to $58 million at December 31, 2002. This decrease related to one advance totaling $5 million that matured in the second quarter of 2003.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS
--------------------------------------------------------------------------------

LIQUIDITY  AND  MARKET  RISK  SENSITIVITY
Liquidity management involves Flag's ability to maintain adequate short-term assets to meet the cash flow expectations of depositors and other lending institutions, and to provide funds for the growth in earning assets. Liquidity is managed daily by understanding the cash flow expectations of depositors and other lending institutions and maintaining enough liquid assets to meet these expectations. As of June 30, 2003, Flag had $282.5 million of deposits due on demand and $216.0 million of time deposits and other borrowings due within one year. Potential liquidity needs of these liabilities are met with liquid assets (assets that can be easily converted to cash). Liquid assets at June 30, 2003 totaled $190.8 million and included cash and due from banks, federal funds sold and interest bearing deposits with other banks, investment securities available-for-sale, other investments and mortgage loans held-for-sale. In addition to using liquid assets to meet potential liquidity needs, Flag maintains available lines of credit with other financial institutions. These include federal funds and other lines of credit totaling $46 million and a line of credit with the Federal Home Loan Bank totaling $95 million. At June 30, 2003, $55 million of the available $141 million in total lines was advanced to Flag.

Market rate sensitivity is the tendency for changes in the interest rate environment to be reflected in Flag's net interest income and results of operations. Flag seeks to balance maturities and rates on earning assets and the corresponding funding such that interest rate fluctuations have a minimal impact on earnings and the value of Flag's equity.

Historically, the average term to maturity or repricing (rate changes) of assets (primarily loans and investment securities) has exceeded the average repricing period of liabilities (primarily deposits and borrowings). Flag's liabilities over the past year have shifted from mostly time deposits with longer maturities to demand deposits which reprice daily. This shift in funding results from sales and pricing disciplines that in the long run will prove profitable, but currently shows Flag with more liabilities repricing in the early months of a rate change than do earning assets. This would indicate that Flag's net interest income would be negatively impacted by rising rates. Flag believes, however, that the growing demand deposit base will not reprice upwards to the same degree and intensity as Flag's assets and that there is opportunity for improvement in net interest income should rates begin to rise.

Management carefully measures and monitors market rate sensitivity and believes that its operating strategies offer protection against interest rate risk. As required by various regulatory authorities, Flag's Board of Directors established an interest rate risk policy, which sets specific limits on interest rate risk exposure. Adherence to this policy is reviewed by Flag's executive committee and presented at least annually to the Board of Directors.

CAPITAL
At June 30, 2003, the capital ratios of Flag and Flag Bank (the "Bank") were adequate compared to the minimum regulatory capital requirements. Minimum regulatory capital levels for banks and holding companies require Tier one capital (core capital accounts less intangible assets) to risk-weighted assets of at least 4%, total capital (tier one capital plus a portion of the allowance for loan losses) to risk-weighted assets of 8%, and tier one capital to average assets of at least 4%. The following table reflects Flag's capital position with respect to the regulatory minimums as of June 30, 2003:

                                          ACTUAL              REQUIRED        EXCESS
                                          AMOUNT       %      AMOUNT     %    AMOUNT     %
--------------------------------------------------------------------------------------------
Total Capital (to Risk Weighted Assets).  $54,910     11.53%  $50,886  8.00%  $ 4,024  3.53%
Tier 1 Capital (to Risk Weighted Assets)  $48,923     10.28%  $25,443  4.00%  $23,480  6.28%
Tier 1 Capital (to Average Assets) . . .  $48,923      7.94%  $19,044  4.00%  $29,879  3.94%

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS
--------------------------------------------------------------------------------

PROVISION  AND  ALLOWANCE  FOR  POSSIBLE  LOAN  AND  LEASE  LOSSES
The following table presents an analysis of the allowance for loan losses for the six month periods ended June 30, 2003 and 2002:

                                                              2003   2002
                                                             ------  -----
Balance of allowance for loan losses at beginning of period  $6,888  7,348
Provision charged to operating expense                          571  4,204
Charge offs:
   Commercial                                                   155    574
   Real estate - mortgage                                        32    338
   Real estate - other                                          945  3,116
   Consumer                                                     121    273
                                                             ------  -----
      Total charge-offs                                       1,253  4,301
Recoveries:
   Commercial                                                    57     77
   Construction                                                   -      1
   Real estate - mortgage                                        12     11
   Real estate - other                                           82    269
   Consumer                                                      84     53
                                                             ------  -----
      Total recoveries                                          235    411
                                                             ------  -----
      Net charge-offs                                         1,018  3,890
                                                             ------  -----
Balance of allowance for loan losses at end of period        $6,441  7,662
                                                             ======  =====


See "Critical Accounting Policies" for an explanation of our methodology for determining the appropriate level for the allowance and its effect on our results of operations.

NON-PERFORMING  ASSETS
Non-performing assets (nonaccrual loans, real estate owned and repossessions) totaled approximately $9.4 million at June 30, 2003, compared to $11.1 million at December 31, 2002. These levels as a percentage of total assets represented 1.51% and 1.74% respectively.

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

Non-performing assets                               JUNE 30,   DECEMBER 31,   JUNE 30,
                                                      2003         2002         2002
                                                   ----------  -------------  ---------
Loans on nonaccrual . . . . . . . . . . . . . . .  $   6,808          9,243     10,470
Loans past due 90 days and still accruing       .        197            122         46
Other real estate owned  and repossessions. . . .      2,407          1,718      1,018
                                                   ----------  -------------  ---------
Total non-performing assets            .. . . . .  $   9,412         11,083     11,534
                                                   ==========  =============  =========
Total non-performing assets as a percentage of
  total assets. . . . . . . . . . . . . . . . . .       1.51%          1.74%      2.14%

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS
--------------------------------------------------------------------------------

RESULTS  OF  OPERATIONS  FOR  THE SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

NET INCOME - Net income for the six month period ended June 30, 2003 was $3.0 million or $0.34 per diluted share compared to a net loss of $4.7 million or $0.59 per diluted share for the same period in 2002.

NET INTEREST INCOME - Net interest income for the six month period ended June 30, 2003 totaled $12.4 million, an increase of 8.2% over the same period in 2002. Total interest income decreased only slightly, by 0.7% to $17.8 million; however, interest expense decreased substantially. Total interest expense for the six month period ended June 30, 2003 was $5.4 million, a decrease of 16.5% or $1.1 million. This improvement in interest expense is attributed largely to the shift towards demand deposits and aggressive repricing of time deposits.

PROVISION FOR LOAN LOSSES - Flag's provision for loan losses in the first six months of 2003 amounted to $571,000, compared to $4.2 million for the same period in 2002. The unusually large provision in 2002 related to a special provision of $4.0 million which reflected both the results of an in-depth study of the loan portfolio at the subsidiary bank where recent management changes had occurred and a revision of the estimation process used by the Company. See "Critical Accounting Policies" and "Allowance for Possible Loan and Lease Losses."

NON-INTEREST INCOME - Non-interest income totaled $6.0 million for the six month period ending June 30, 2003. This increase of $2.3 million or 60% relates primarily to an increase in income from Flag's mortgage banking line of business. Mortgage banking revenues, buoyed by the low interest rate environment and refinancing trends, increased dramatically from $1.1 million in the first six months of 2002 to $2.3 million in the first six months of 2003. Service charges on deposit accounts remained mostly constant, improving slightly to $1.7 million in the first six months of 2003, an increase of 2.4%. Other non-interest income improved by $798,000 to $1.6 million, due mostly to the non-recurring gain on the sale of fixed assets in the first six months of 2003 totaling $922,000.

NON-INTEREST EXPENSE - Non-interest expense for the six month period ending June 30, 2003 totaled $13.4 million, a decrease of $5.2 million from the same period in 2002. Flag recorded approximately $5.4 million of pre-tax charges in the first half of 2002 related to a management restructuring. These charges included legal and professional fees, contract terminations and severance payments related to Flag's twenty percent reduction in employee work force.

PROVISION FOR INCOME TAXES - Flag's provision for income taxes during the first six months of 2003 amounted to $1.4 million for an effective tax rate of 31.2%. During the first six months of 2002, Flag recorded an income tax benefit of approximately $3.1 million for an effective rate of 40.0%.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS
--------------------------------------------------------------------------------

RESULTS  OF  OPERATIONS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

NET INCOME - Net income for the quarter ended June 30, 2003 was $1.5 million or $.17 per diluted share, compared to $1.3 million or $.15 per diluted share for the quarter ended June 30, 2002. Flag's return on average assets was .97% and ..95% for the second quarter of 2003 and 2002, respectively, while return on equity was 9.65% and 9.03% on average equity of $63.7 and $57.7 for the same quarters.

INTEREST INCOME - Interest income for the quarter ended June 30, 2003 was $8.7 million, a decrease of $390,000 compared to levels for the same quarter in 2002. Interest income and fees on loans in the current quarter decreased $83,000, or 1.1%, to $7.2 million compared to the same quarter in 2002. Although loans outstanding increased during the quarter, yields on loans declined from 8.4% in the second quarter of 2002 to 7.5% in the second quarter of 2003. Interest on investment securities also declined during the quarter from $1.8 million in the second quarter of 2002 to $1.3 million in the second quarter of 2003, due in part to the lower interest rate environment and lower average balances of investment securities. Interest on federal funds sold and interest bearing deposits in other banks increased during the second quarter of 2003 as Flag maintained higher levels of liquidity than in the past. Interest on federal funds sold and interest bearing deposits in other banks increased $148,000 to $180,000 when comparing the second quarters of 2002 and 2003, respectively.

Yields on earning assets decreased during the quarter ended June 30, 2003 when compared to the second quarter of 2002. Yields on earning assets for the current quarter were 6.23% compared to the quarter ended June 30, 2002 when earning assets yielded 7.53%.

INTEREST EXPENSE - Interest expense for the second quarter of 2003 was $2.6 million, a decrease of $275,000 over the same quarter in 2002. This decrease in interest expense came despite an 18.9% increase in total funding, from $468.9 million to $553.5 million at June 30, 2003 and 2002, respectively. Demand deposits (interest-bearing and non-interest bearing) comprised 46.5% of total funding at June 30, 2003 compared to 35.0% at June 30, 2002. This improvement in funding along with lower renewal rates on time deposits helped reduce Flag's cost of funds to 1.89% for the second quarter of 2003 compared to 2.47% in the second quarter of 2002.

NET INTEREST INCOME - Net interest income for the quarter ended June 30, 2003 was $6.1 million, a decrease of 1.8% from the quarter ended June 30, 2002. Flag's net interest margin (net interest income divided by average earning assets) decreased from 5.15% to 4.52% on average earning assets of $485.7 million and $562.5 million for the quarters ended June 30, 2002 and June 30, 2003, respectively.

NON-INTEREST INCOME - Non-interest income for the quarter ended June 30, 2003 totaled $3.5 million, an increase of 92.9% compared to the quarter ended June 30, 2002. Flag's income from mortgage banking activities continued to benefit from the low interest rate environment, increasing income from $768,000 to $1.5 million during the second quarter of 2002 and 2003, respectively. Gains on the sale of real estate also contributed to strong non-interest income as Flag sold or divested several pieces of real estate that produced a non-recurring gain of $922,000 for the second quarter of 2003. Non-interest income comprised 28.8 % of total revenue during the second quarter of 2003 compared to 16.7% in the second quarter of 2002.

NON-INTEREST EXPENSE - Non-interest expense for the second quarter of 2003 totaled $7.1 million compared to $6.2 million in the same quarter of 2002. Salaries and benefits increased from $3.7 million in 2002 to $4.3 million in 2003, an increase of 16.2%. This increase was due largely to increased mortgage commissions related to Flag's significantly improved mortgage operation. Occupancy expense increased 11.9% to $915,000 for the second quarter of 2003 as compared to the second quarter of 2002. Included in occupancy expense for the second quarter of 2003 was a non-recurring charge of $115,000 related to Flag's decision to exit its operation center in south Atlanta which was under lease until December 31, 2004. Decreases in professional fees of $151,000 offset increases in communications and data expense of $180,000 when comparing the quarters ended June 30, 2002 to June 30, 2003.

INCOME TAXES - Income tax expense for the quarter ended June 30, 2003 totaled $736,000 compared to $376,000 for the same quarter of 2002. Flag's effective tax rate was 32.6% and 22.4% for the second quarters of 2003 and 2002, respectively.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS
--------------------------------------------------------------------------------

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

As of June 30, 2003, there were no substantial changes in the composition of Flag's market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2002. The foregoing disclosures related to the market risk of Flag should be read in conjunction with Flag's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2002 included in Flag's 2002 Annual Report on Form 10-K.

ITEM  4.  CONTROLS  AND  PROCEDURES

As of the end of the period covered by this report, Flag carried out an evaluation, under the supervision and with the participation of Flag's management, including Flag's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation o f Flag's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, Flag's Chief Executive Officer and Chief Financial Officer concluded that Flag's disclosure controls and procedures are effective in timely alerting them to material information relating to Flag (including its consolidated subsidiary) that is required to be included in Flag's periodic filings with the Securities and Exchange Commission. There have been no significant changes in Flag's internal controls or, to Flag's knowledge, in other factors that could significantly affect those internal controls subsequent to the date Flag carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

PART  2.  OTHER  INFORMATION
FLAG  FINANCIAL  CORPORATION  AND  SUBSIDIARY
--------------------------------------------------------------------------------


PART  II.  Other  Information

Item  1.  Legal  Proceedings  -

On April 8, 2003, in the Superior Court of Upson County, Flag Bank initiated legal action against a group of defendants including, but not limited to, Adam Runsdorf and Westek Georgia LLC for purposes of collection on certain loans and guarantees totaling approximately $245,000. Adam Runsdorf and Westek Georgia LLC filed a counterclaim on July 30, 2003 alleging claims and damages in excess of $4 million. While the counterclaim presents no substantive basis, it is purportedly based on the failure of the Bank to provide additional financing allegedly promised to these and other defendants in exchange for their guarantees. The counterclaim is viewed as a defensive move by these defendants, does not appear to present any real substantive claims, and is not anticipated to result in any significant financial loss or expense to the Bank.

Item  2.  Changes  in  Securities

Flag issued the following numbers of shares of common stock and warrants at the prices and on the dates indicated to members of its senior management team in a private placement under Rule 506 of the Securities Act of 1933, as amended. The warrants were purchased at a price of $1.00 per warrant, are immediately exercisable in full and have a ten-year term.

                                                          Stock Purchase Price/
       Date Issued    No. of Shares    No. of Warrants    Warrant Exercise Price
       -----------    -------------    ---------------    ----------------------
          05/12/03           12,000             12,000                     11.50

Item  3.  Defaults  upon  Senior  Securities  -  None

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     (a)  The  2003  Annual  Meeting  of Shareholders was held on April 15, 2003

     (b)  Election  of  Directors

          The following are the results of the votes cast by shareholders present at the 2003 annual meeting of Shareholders, by proxy or in person, for the following directors to serve until the 2006 Annual Meeting of Shareholders:

                                                 For         Withhold
                                              ---------      --------

          William  H.  Anderson,  II          6,588,875       22,807
          H.  Speer  Burdette,  III           6,582,766       28,916
          J.  Thomas  Wiley,  Jr.             6,588,102       23,580


     (c) Ratifying the appointment of Porter Keadle Moore LLP, as independent accountants of the Company for the fiscal year ending December 31, 2003. The shareholders voted 6,551,357 shares in the affirmative, 28,218 shares in the negative, with 32,113 shares abstaining for the ratification and appointment of Porter Keadle Moore LLP as independent accountants for the Company for the fiscal year ending December 31, 2003.


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

OTHER  INFORMATION
FLAG  FINANCIAL  CORPORATION  AND  SUBSIDIARY
--------------------------------------------------------------------------------


Item 6.   Exhibits  and  Report  on  Form  8-K

          (a)  Exhibits

          31.1   Section  302  Certification  by  Chief  Executive  Officer

          31.2   Section  302  Certification  by  Chief  Financial  Officer

          32.1 Section 906 Certification by Chief Executive Officer and Chief Financial Officer

          (b)  Reports on Form 8-K

          Reports  on  Form  8-K  filed  during  the  Second  Quarter  of  2003:

          April 17, 2003: Report on Form 8-K containing Flag's first quarter 2003 earnings press release pursuant to Item 9 (Regulation FD disclosure).

FLAG  FINANCIAL  CORPORATION  AND  SUBSIDIARY
--------------------------------------------------------------------------------


                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Flag  Financial  Corporation

                              By:  /s/ Joseph  W  Evans
                                   --------------------------

                              Joseph  W.  Evans
                              (Chief  Executive  Officer)

                              Date:   8/12/03
                                   --------------------------


                              By:  /s/ J. Daniel Speight, Jr.
                                   --------------------------

                              J.  Daniel  Speight,  Jr.
                              (Chief  Financial  Officer)

                              Date:   8/12/03
                                   --------------------------