Form 10-Q
period 2003-09-30
FLAG FINANCIAL CORP
filed 2003-11-13
CIK 897509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to ______

Commission file number 0-24532

FLAG FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Georgia	58-2094179

(State of incorporation)	(I.R.S. Employer Identification No.)

3475 Piedmont Road N.E. Suite 550
Atlanta, Georgia	30305

(Address of principal executive offices)	(Zip Code)

(404) 760-7700
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

YES XX NO

Common stock, par value $1 per share: 8,510,981 shares
outstanding as of October 31, 2003

Flag Financial Corporation and Subsidiary

Table of Contents
Page
PART I Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets at September 30, 2003 and
December 31, 2002 and September 30, 2002	3

Consolidated Statements of Operations for the Nine Months and
Quarters Ended September 30, 2003 and 2002	4

Consolidated Statements of Comprehensive Income for the
Nine Months and Quarters Ended September 30, 2003 and 2002	5

Consolidated Statements of Cash Flows for the Nine Months
Ended September 30, 2003 and 2002	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition
And Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	16

Item 4. Controls and Procedures	16

PART II Other Information

Item 1. Legal Proceedings	17

Item 2. Changes in Securities	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits and Reports on Form 8-K	17

Part I. Financial Information
Item 1. Financial Statements
Flag Financial Corporation and Subsidiary

Consolidated Balance Sheets

	September 30,	December 31,	September 30,
	2003	2002	2002

ASSETS	(UNAUDITED)	(AUDITED)	(UNAUDITED)

Cash and due from banks	$17,433,857	14,006,428	12,401,953
Interest-bearing deposits in banks	19,200,963	6,000,000	-
Federal funds sold	-	18,304,000	-

Total cash and cash equivalents	36,634,820	38,310,428	12,401,953

Interest-bearing deposits	99,000	12,411,492	-
Investment securities available-for-sale	123,728,068	138,853,580	118,096,869
Other investments	15,265,257	6,795,257	7,142,682
Mortgage loans held-for-sale	4,829,334	12,606,080	7,561,919
Loans, net	428,291,726	374,783,897	376,582,848
Premises and equipment, net	16,766,237	21,063,278	13,171,474
Other assets	29,037,483	31,306,554	24,074,034

Total assets	$654,651,925	636,130,566	559,031,779

LIABILITIES

Non interest-bearing deposits	$41,475,017	40,039,052	39,347,937
Interest-bearing demand deposits	244,361,676	170,856,638	126,039,129
Savings	25,240,735	24,500,243	25,401,806
Time	200,513,656	274,334,991	232,300,619

Total deposits	511,591,084	509,730,924	423,089,491

Advances from Federal Home Loan Bank	53,000,000	58,000,000	62,000,000
Federal funds purchased and other borrowings	18,364,743	1,334,386	5,703,000
Borrowings under line of credit	1,350,000	-	-

Accrued interest payable and other liabilities	6,150,673	6,316,303	7,752,575

Total liabilities	590,456,500	575,381,613	498,545,066

STOCKHOLDERS' EQUITY

Preferred stock (10,000,000 shares authorized, none
issued and outstanding)	-	-	-
Common stock ($1 par value, 20,000,000 shares authorized,
9,757,004, 9,638,501 and 9,631,451 shares issued at
September 30, 2003, December 31, 2002 and
September 30, 2002, respectively)	9,757,004	9,638,501	9,631,451
Additional paid-in capital	24,433,382	23,463,132	23,426,500
Retained earnings	38,276,056	35,224,936	34,424,737
Accumulated other comprehensive income	1,305,693	1,999,094	2.471,535
Less: Treasury stock at cost; 1,246,961 shares at September 30,2003,
1,246,961 shares at December 31, 2002 and 1,236,961 shares
at September 30, 2002, respectively	(9,576,710)	(9,576,710)	(9,467,510)

Total stockholders' equity	64,195,425	60,748,953	60,486,713

Total liabilities and stockholders' equity	$654,651,925	636,130,566	559,031,779

See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Operations

		(UNAUDITED)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Interest Income
Interest and fees on loans	$7,756,520	7,869,733	22,196,571	22,173,738
Interest on securities	1,383,247	1,726,540	4,371,419	5,294,916
Interest on federal funds sold and interest-bearing deposits	127,268	14,705	506,034	88,575

Total interest income	9,267,035	9,610,978	27,074,024	27,557,229

Interest Expense
Interest on deposits:
Demand	820,420	487,950	2,345,182	1,489,478
Savings	37,096	56,102	111,692	165,768
Time	1,413,094	2,026,869	4,847,793	6,857,305
Interest on other borrowings	219,072	295,143	634,583	880,906

Total interest expense	2,489,682	2,866,064	7,939,250	9,393,457

Net interest income before provision for loan losses.	6,777,353	6,744,914	19,134,774	18,163,772
Provision for Loan Losses	375,000	195,000	946,000	4,399,000

Net interest income after provision for loan losses.	6,402,353	6,549,914	18,188,774	13,764,772

Other Income
Fees and service charges on deposit accounts	850,477	848,152	2,571,673	2,529,494
Mortgage banking activities	1,143,613	808,331	3,486,767	1,862,331
Insurance commissions and brokerage fees	48,661	182,686	424,016	429,418
Other income	289,559	145,204	1,839,721	897,860

Total other income	2,332,310	1,984,373	8,322,177	5,719,103

Other Expenses
Salaries and employee benefits	3,938,901	3,989,371	12,018,174	14,767,480
Occupancy	825,281	876,378	2,522,245	2,767,502
Professional fees	123,200	165,790	563,954	1,574,797
Postage, printing and supplies	229,852	220,347	758,723	762,613
Amortization of intangibles	22,500	-	60,000	-
Communications and data	625,951	484,814	1,831,806	1,611,714
Other operating	737,621	706,050	2,120,360	3,526,278

Total other expenses	6,503,306	6,442,750	19,875,262	25,010,384

Earnings (loss) before provision for
income taxes and extraordinary item	2,231,357	2,091,537	6,635,689	(5,526,509)
Provision for income taxes (benefit)	684,971	655,433	2,060,197	(2,394,649)

Earnings (loss) before extraordinary item	1,546,386	1,436,104	4,575,492	(3,131,860)
Extraordinary item – loss on redemption of debt, net of
income tax benefit of $101,377 in 2002	-	-	-	165,404

Net earnings (loss)	$1,546,386	1,436,104	4,575,492	(3,297,264)

Basic earnings (loss) per share before extraordinary item	$0.18	0.17	0.54	(0.39)
Extraordinary item	-	-	-	(0.02)

Basic earnings (loss) per share	$0.18	0.17	0.54	(0.41)

Diluted earnings (loss) per share before extraordinary item	$0.17	0.17	0.51	(0.39)
Extraordinary item	-	-	-	(0.02)

Diluted earnings (loss) per share	$0.17	0.17	0.51	(0.41)

See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	(UNAUDITED)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net earnings (loss)	$1,546,386	1,436,104	4,575,492	(3,297,264)
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on investment
securities available-for-sale:
Unrealized gains arising during the period,
net of tax of $386,891, $179,619, $374,718 and
$659,785, respectively	(631,244)	293,063	(611,382)	1,076,491
Plus: Reclassification adjustment for losses (gains) included in
net earnings(loss) net of tax of $1,653, $4,430 and $4,240, respectively	(2,697)	-	(7,228)	6,917
Reclassification of gain on cash flow hedges, net of tax of $45,837, $45,840
and $137,512, respectively	-	(74,787)	(74,791)	(224,361)

Other comprehensive (loss) income	(633,941)	218,276	(693,401)	859,047

Comprehensive income (loss)	$912,445	1,654,380	3,882,091	(2,438,217)

See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2003	2002

	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$4,575,492	$(3,297,264)
Adjustment to reconcile net earnings (loss) to net
cash provided by (used in) operating activities:
Depreciation, amortization and accretion	2,606,396	1,525,439
Provision for loan losses	946,000	4,399,000
(Gain) loss on sale of available-for-sale securities	(11,658)	11,157
(Gain) loss on sale of fixed assets	(922,182)	365,866
Gain on sale of other real estate	(112,569)	(56,639)
Change in:
Mortgage loans held-for-sale	7,776,746	(1,107,792)
Other	650,325	(8,048,558)

Net cash provided by (used in) operating activities	15,508,550	(6,208,791)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in interest-bearing deposits	12,312,492	160,093
Proceeds from sales and maturities of investment
securities available-for-sale	69,032,778	53,921,872
Purchases of investment securities available-for-sale	(55,874,263)	(39,355,680)
Purchases of other investments	(8,920,000)	(1,113,700)
Proceeds from sale of other investments	450,000	-
Net change in loans	(54,453,829)	(12,014,759)
Proceeds from sale of other real estate	1,933,018	1,271,452
Proceeds from sale of premises and equipment	4,344,757	430,763
Purchases of premises and equipment	(691,036)	(1,297,089)
Purchases of cash surrender value life insurance	(122,974)	(133,023)

Net cash (used in) provided by investing activities	(31,989,057)	1,869,929

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	1,860,160	(17,491,834)
Change in federal funds purchased and repurchase agreements	17,030,357	(12,298,000)
Change in other borrowed funds	1,350,000	(5,000,000)
Proceeds from FHLB advances	-	46,000,000
Payments of FHLB advances	(5,000,000)	(23,448,435)
Purchase of treasury stock	-	(3,022,872)
Proceeds from issuance of stock	138,000	11,707,740
Proceeds from exercise of stock options	938,754	481,705
Proceeds from issuance of warrants	12,000	1,236,000
Cash dividends paid	(1,524,372)	(1,501,130)

Net cash provided by (used in) financing activities	14,804,899	(3,336,826)

Net change in cash and cash equivalents	(1,675,608)	(7,675,688)
Cash and cash equivalents at beginning of period	38,310,428	20,077,641

Cash and cash equivalents at end of period	$36,634,820	$12,401,953

See Accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

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

The consolidated financial information furnished herein represents all adjustments that are, in the opinion of management, necessary to present a fair statement of the results of operations, and financial position for the periods covered herein and are normal and recurring in nature. For further information, refer to the consolidated financial statements and footnotes included in Flag’s annual report on Form 10-K for the year ended December 31, 2002.

Note 2. Earnings Per Share
Net earnings (loss) per common share are based on the weighted average number of common shares outstanding during each period. The calculation of basic and diluted earnings (loss) per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Basic earnings (loss) per share:
Net earnings (loss)	$1,546,386	1,436,104	4,575,492	(3,297,264)
Weighted average common shares outstanding	8,500,030	8,393,364	8,455,895	8,136,955
Per share amount	$0.18	0.17	0.54	(0.41)

Diluted earnings (loss) per share:
Net earnings (loss)	$1,546,386	1,436,104	4,575,492	(3,297,264)
Effect of stock options and warrants	664,901	252,268	585,831	-
Diluted earnings (loss) per share	$0.17	0.17	0.51	(0.41)

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
Net earnings (loss) as reported	$1,546,386	1,436,104	4,575,492	(3,297,264)
Compensation expense determined by fair value method	(76,546)	(459,648)	(229,638)	(1,378,944)

Pro forma net earnings (loss)	$1,469,840	976,456	4,345,854	(4,676,208)

Basic earnings (loss) per share:
As reported	$.18	.17	.54	(.41)

Pro forma	$.17	.12	.51	(.57)

Diluted earnings (loss) per share:
As reported	$.17	.17	.51	(.41)

Pro forma	$.16	.11	.48	(.57)

Notes to Consolidated Financial Statements

Note 4. Loans
Flag engages in a full complement of lending activities, including real estate-related, commercial and financial loans and consumer installment loans. Flag generally concentrates lending efforts on real estate related loans. As of September 30, 2003, Flag’s loan portfolio consisted of 82.2% real estate-related loans, 13.4% commercial and financial loans, and 4.4% consumer installment loans. While risk of loss is primarily tied to the credit quality of the various borrowers, risk of loss may also increase due to factors beyond the Flag’s control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the real estate portfolio. Of the target areas of lending activities, commercial and financial loans are generally considered to have a greater risk of loss than real estate loans or consumer installment loans.

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are represented in the following table: (in thousands)

	September 30,	December 31,	September 30,
	2003	2002	2002

Commercial/financial/agricultural	$58,224	57,473	42,750
Real estate – Construction	81,111	68,169	76,036
Real estate – Mortgage	58,941	57,560	53,858
Real estate – Other	217,503	182,622	194,142
Installment loans to individuals	19,300	15,848	17,094

Total loans	435,079	381,672	383,880
Less: Allowance for loan losses	6,787	6,888	7,297

Total net loans	$428,292	374,784	376,583

Note 5. Goodwill and Intangible Assets
The majority of the goodwill recorded as of January 1, 2002, resulted from Flag’s adoption of SFAS No. 147 and this amount resulted from previously recognized unidentified intangible assets reclassified as goodwill. Flag tests its goodwill for impairment on an annual basis using the expected present value of future cash flows. Flag initially applied SFAS No. 141 and 142 on January 1, 2002. Flag restated its financial statements in 2002 for the adoption of SFAS No. 141 and 142 resulting in an after-tax increase in net income of $78,348 for the quarter ended September 30, 2002 and of $239,265 for the nine months ended September 30, 2002.

Forward-Looking Statements
The following discussion and comments contain "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect", "estimate", "anticipate", and "believe", as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, (i) the strength of the U.S. economy as well as the strength of the local economies in which operations are conducted; (ii) the effects of changing interest rates which could lower margins; (iii) inflation, interest rate, market and monetary fluctuations; (iv) unanticipated regulatory proceedings or legal actions, or changes in accounting policies and practices as adopted by the Financial Accounting Standards Board; (v) issues involved in the integration of acquisitions; and (vi) the timely development of products and services that position Flag to succeed in an increasingly competitive industry. If we are unsuccessful in managing the risks relating to these factors, together with other risks incident to the operation of our business, our financial condition, results of operations and cash flows could be adversely affected . Forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

Critical Accounting Policies
The accounting and reporting policies of Flag Financial Corporation and its subsidiary are in accordance with accounting principles generally accepted in the United States and conform to general practices and policies within the banking industry. Flag’s financial position and results of operations are affected by management’s application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in Flag’s consolidated financial position and/or consolidated results of operations. The more critical accounting and reporting policies include the accounting for securities, loans and leases, the allowance for loan and lease losses and income taxes. The most critical and meaningful accounting policies are those involved with the allowance for loan and lease losses.  These specific accounting policies involve the use of estimates and require significant judgments to be made by management.  Different assumptions in the application of these policies could result in material changes in Flag’s consolidated financial position or consolidated results of operations.

Summary Financial Data
The following table presents summary financial data for the previous five quarters.

Item 2
Management’s Discussion and Analysis of Financia	l Condition and Operating Results
	2003			2002
(unaudited)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
INCOME SUMMARY
Interest income	$9,267,035	$8,725,651	$9,081,338	$9,117,033	$9,610,978
Interest expense	2,489,682	2,606,388	2,843,180	2,978,299	2,866,064

Net interest income	6,777,353	6,119,263	6,238,158	6,138,734	6,744,914
Provision for loan losses	375,000	315,000	256,000	150,000	195,000
Other income	2,332,310	3,536,695	2,453,172	2,041,870	1,984,373
Other expenses	6,503,306	7,083,158	6,288,798	6,258,940	6,442,750

Income before taxes	2,231,357	2,257,800	2,146,532	1,771,664	2,091,537
Income taxes	684,971	735,972	639,254	468,270	655,433

Net income	$1,546,386	$1,521,828	$1,507,278	$1,303,394	$1,436,104

OPERATING PERFORMANCE
Earnings per common share:
Basic	$0.18	$0.18	$0.18	$0.16	$0.17
Diluted	0.17	0.17	0.17	0.15	0.17
Return on average equity	9.70%	9.65%	9.94%	8.61%	9.56%
Return on average assets	0.98%	0.97%	0.95%	0.85%	1.04%
Net interest margin	4.67%	4.52%	4.36%	4.29%	5.24%
Yield on Earning Assets	6.39%	6.13%	6.23%	6.39%	7.47%
Cost of Funds	1.77%	1.85%	1.97%	2.14%	2.34%
Efficiency ratio	71.82%	73.22%	72.35%	78.24%	74.27%
Net overhead ratio	2.65%	2.27%	2.40%	2.79%	3.22%
Dividend payout ratio	33.02%	33.47%	33.51%	38.67%	35.07%
ASSET QUALITY
Allowance for loan losses	$6,787,138	$6,441,458	$6,402,226	$6,888,167	$7,297,108
Non-performing assets	7,658,223	9,412,217	11,297,126	11,083,389	12,537,024
Allowance for loan losses to loans	1.56%	1.64%	1.71%	1.75%	1.90%
Non-performing assets to total assets	1.17%	1.50%	1.72%	1.73%	2.24%
Net charge-offs to average loans	0.03%	0.29%	0.77%	0.59%	0.60%
AVERAGE BALANCES
Loans	$406,258,330	$381,157,519	$385,493,430	$379,673,033	$370,364,207
Earning assets	575,303,708	564,456,772	578,720,591	564,806,935	504,707,300
Total assets	628,899,360	626,368,024	639,847,976	624,422,898	548,626,716
Deposits	499,709,951	500,347,369	512,553,229	492,526,058	422,880,539
Stockholders’ equity	63,797,914	62,799,562	61,287,471	60,482,496	59,940,657
Common shares outstanding:
Basic	8,500,030	8,470,308	8,396,207	8,390,979	8,393,364
Diluted	9,164,931	9,130,266	8,875,015	8,815,672	8,645,632
AT PERIOD END
Loans	$435,078,864	$393,515,141	$375,055,976	$381,672,065	$383,879,956
Earning assets	598,201,486	564,220,499	587,051,508	576,642,475	516,925,309
Total assets	654,651,925	623,426,376	648,315,956	636,130,566	559,031,779
Deposits	511,591,084	496,722,408	520,561,166	509,730,924	423,089,491
Stockholders’ equity	64,195,425	63,655,111	61,974,104	60,748,953	60,486,713
Common shares outstanding	8,510,043	8,489,472	8,417,790	8,391,540	8,394,490

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Overview of Financial Condition
Total assets were $654.7 million at September 30, 2003, an increase of $18.5 million or 2.9% from December 31, 2002. Earning assets (consisting of loans, investment securities and short-term investments) totaled $598.2 million or 91.4% of total assets at September 30, 2003 compared to $576.6 million or 90.6% of total assets at December 31, 2002. During the same period, stockholders’ equity increased $3.4 million or 5.7% to $64.2 million at September 30, 2003.

Loans
Gross loans outstanding at September 30, 2003 totaled $435.1million, an increase of $53.4 million over December 31, 2002 balances. Mortgage loans held-for-sale decreased from $12.6 million at December 31, 2002 to $4.8 million at September 30, 2003. Construction loans increased 19.0% to $81.1 million at September 30, 2003. Loans outstanding, including mortgage loans held-for-sale, comprised 73.5% of earning assets at September 30, 2003, compared to 68.4% at December 31, 2002. Flag’s efforts at developing private banking and correspondent bank relationships through its Atlanta expansion initiative were responsible for most of the increase in loans outstanding, although the Company also continues to have reliable lending activity in its traditional Central and West Georgia regions.

Investment Securities
Investment securities at September 30, 2003 totaled $139.0 million, a decrease of $6.7 million or 4.6% from December 31, 2002. Yield and price levels on bonds during the first nine months of 2003 allowed Flag to sell $24.1 million of lower yielding investments with an after tax loss of approximately $1,300. The low rate environment has also contributed to faster prepayments on the mortgage backed securities within Flag’s investment portfolio. Flag’s success in its lending activities combined with the lower rates on investment opportunities have caused an unwillingness on management’s part to reinvest most of the cash flows from the portfolio, deciding instead to carry the proceeds in federal funds sold or interest bearing deposits in other banks. Investment securities comprised 23.2% and 25.3% of earning assets at September 30, 2003 and December 31, 2002, respectively.

Federal Funds Sold and Interest Bearing Deposits
Short term investments (federal funds sold and interest bearing deposits) totaled $19.3 million at September 30, 2003, a decrease of $17.4 million from December 31, 2002. Historically, Flag has maintained lower levels of short term investments, choosing instead to invest more heavily in loans and investment securities. Our level of short term investments has remained high during the first nine months of 2003 as we have been unwilling to invest at current market interest rates. Our short-term investments decreased from December 31, 2002, as we were able to loan more funds at acceptable rates. Short-term investments amounted to 3.2% of earning assets at September 30, 2003 and 6.3% of earning assets at December 31, 2002.

Premises and Equipment
Premises and equipment at September 30, 2003 totaled $16.8 million compared to $21.1 million at December 31, 2002. This decrease related to the sale of one of Flag’s banking centers for $4.5 million during the third quarter of 2003. Flag maintained a branch location in the center under a lease negotiated with the buyer.

Deposits and Other Funding
Total deposits at September 30, 2003 were $511.6 million, an increase of $1.9 million over December 31, 2002 balances. Interest-bearing demand deposits (money market and NOW accounts) have increased 43.0% or $73.5 million over this period, due largely to sales efforts focused in the Atlanta deposit market that Flag entered in November of 2002. Flag’s focus and success in growing demand deposits has allowed Flag to reduce rates on time deposits that historically have carried higher rates. Time deposits have decreased $73.8 million or 26.9% to $200.5 million at September 30, 2003. Federal funds purchased and other borrowings of $19.7 million at September 30, 2003 represented an increase of $18.4 million from December 31, 2002. The majority of these borrowings were federal funds purchased under lines with various financial institutions and resulted from an acceleration in loan growth during the last part of the third quarter. Flag expects to replace most of this funding during the fourth quarter with more traditional funding from demand and time deposits.

Advances from the Federal Home Loan Bank
Advances from the Federal Home Loan Bank (FHLB) amounted to $53 million at September 30, 2003 compared to $58 million at December 31, 2002. This decrease related to one advance totaling $5 million that matured in the second quarter of 2003.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Market Risk Sensitivity
Liquidity management involves Flag’s ability to maintain adequate short-term assets to meet the cash flow expectations of depositors and other lending institutions, and to provide funds for the growth in earning assets. Liquidity is managed daily by understanding the cash flow expectations of depositors and other lending institutions and maintaining enough liquid assets to meet these expectations. As of September 30, 2003, Flag had $311.1 million of deposits due on demand and $171.7 million of time deposits and other borrowings due within one year. Potential liquidity needs of these liabilities are met with liquid assets (assets that can be easily converted to cash). Liquid assets at September 30, 2003 totaled $180.6 million and included cash and due from banks, federal funds sold and interest bearing deposits with other banks, investment securities available-for-sale, other investments and mortgage loans held-for-sale. In addition to using liquid assets to meet potential liquidity needs, Flag maintains available lines of credit with other financial institutions. These include federal funds and other lines of credit totaling $46 million and a line of credit with the Federal Home Loan Bank totaling $95 million. At September 30, 2003, $71 million of the available $141 million in total lines was advanced to Flag.

Market rate sensitivity is the tendency for changes in the interest rate environment to be reflected in Flag’s net interest income and results of operations. Flag seeks to balance maturities and rates on earning assets and the corresponding funding such that interest rate fluctuations have a minimal impact on earnings and the value of Flag’s equity.

Historically, the average term to maturity or repricing (rate changes) of assets (primarily loans and investment securities) has exceeded the average repricing period of liabilities (primarily deposits and borrowings). Flag’s liabilities over the past year have shifted from mostly time deposits with longer maturities to demand deposits which reprice daily. This shift in funding results from sales and pricing disciplines that in the long run will prove profitable, but currently shows Flag with more liabilities repricing in the early months of a rate change than do earning assets. This would indicate that Flag’s net interest income would be negatively impacted by rising rates. Flag believes, however, that the growing demand deposit base will not reprice upwards to the same degree and intensity as Flag’s assets and that there is opportunity for improvement in net interest income should rates begin to rise.

Management carefully measures and monitors market rate sensitivity and believes that its operating strategies offer protection against interest rate risk. As required by various regulatory authorities, Flag’s Board of Directors established an interest rate risk policy, which sets specific limits on interest rate risk exposure. Adherence to this policy is reviewed by Flag's executive committee and presented at least annually to the Board of Directors.

Capital
At September 30, 2003, the capital ratios of Flag and Flag Bank (the "Bank") were adequate compared to the minimum regulatory capital requirements.  Minimum regulatory capital levels for banks and holding companies require Tier one capital (core capital accounts less intangible assets) to risk-weighted assets of at least 4%, total capital (tier one capital plus a portion of the allowance for loan losses) to risk-weighted assets of 8%, and tier one capital to average assets of at least 4%. The following table reflects Flag’s capital position with respect to the regulatory minimums as of September 30, 2003:

	Actual		Required		Excess
	Amount%		Amount%		Amount%

Total Capital (to Risk Weighted Assets)	$56,718	10.83%	$49,044	8.00%	$7,674	2.83%
Tier 1 Capital (to Risk Weighted Assets)	$50,131	9.57%	$24,522	4.00%	$25,609	5.57%
Tier 1 Capital (to Average Assets)	$50,131	8.18%	$20,943	4.00%	$29,188	4.18%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Non-Performing Assets
Non-performing assets (nonaccrual loans, loans over 90 days past due and still accruing, real estate owned and repossessions) totaled approximately $7.7 million at September 30, 2003, compared to $11.1 million at December 31, 2002. These levels as a percentage of total assets represented 1.17% and 1.74% respectively.  The improvement in Flag's non-performing assets was due largely to an improved collateral position and operating performance on a large agricultural loan that allowed Flag to move this credit to accrual status in the third quarter.

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

Non-performing assets	September 30,	December 31,	September 30,
	2003	2002	2002

Loans on nonaccrual	$5,190	9,243	9,464
Loans past due 90 days and still accruing	330	122	2,084
Other real estate owned and repossessions	2,138	1,718	989

Total non-performing assets	$7,658	11,083	12,537

Total non-performing assets as a percentage of
total assets	1.17%	1.74%	2.24%

Results of Operations for the Nine Month Periods Ended September 30, 2003 and 2002

Net income - Net income for the nine month period ended September 30, 2003 was $4.6 million or $0.51 per diluted share compared to a net loss of $3.3 million or $0.41 per share for the same period in 2002.

Net interest income - Net interest income for the nine month period ended September 30, 2003 totaled $19.1 million, an increase of 5.3% over the same period in 2002. Total interest income decreased only slightly, by 1.7% to $27.1 million; however, interest expense decreased substantially. Total interest expense for the nine month period ended September 30, 2003 was $7.9 million, a decrease of 15.9% or $1.5 million. This improvement in interest expense is attributed largely to the shift towards demand deposits and aggressive repricing of time deposits.

Provision for loan losses - Flag’s provision for loan losses in the first nine months of 2003 amounted to $946,000, compared to $4.4 million for the same period in 2002. The unusually large provision in 2002 related to a special provision of $4.0 million which reflected both the results of an in-depth study of the loan portfolio at the Bank, where recent management changes had occurred, and a revision of the estimation process used by the Company. See "Allowance for Possible Loan and Lease Losses."

Non-interest income - Non-interest income totaled $8.3 million for the nine month period ending September 30, 2003. This increase of $2.6 million or 45.5% relates primarily to an increase in income from Flag’s mortgage banking line of business. Mortgage banking revenues, buoyed by the low interest rate environment and refinancing trends, increased dramatically from $1.9 million in the first nine months of 2002 to $3.5 million in the first nine months of 2003. Service charges on deposit accounts remained mostly constant, improving slightly to $2.6 million in the first nine months of 2003, an increase of 1.7%. Other non-interest income improved by $942,000 to $1.8 million, due mostly to the non-recurring gain on the sale of fixed assets in the second quarter of 2003 totaling $922,000.

Non-interest expense - Non-interest expense for the nine month period ending September 30, 2003 totaled $19.9 million, a decrease of $5.1 million from the same period in 2002. Flag recorded approximately $5.4 million of pre-tax charges in the first quarter of 2002 related to a management restructuring. These charges included legal and professional fees, contract terminations and severance payments related to Flag’s twenty percent reduction in employee work force.

Provision for income taxes - Flag’s provision for income taxes during the first nine months of 2003 amounted to $2.1 million for an effective tax rate of 31.0%. During the first nine months of 2002, Flag recorded an income tax benefit of approximately $2.4 million for an effective rate of 43.3%.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Provision and Allowance for Possible Loan and Lease Losses

Flag maintains an allowance for loan losses appropriate for the quality of the loan portfolio and sufficient to meet anticipated future loan losses. Flag also utilizes a comprehensive loan review and risk identification process and the analysis of Flag’s financial trends to determine the adequacy of the allowance. Many factors are considered when evaluating the allowance. The analysis is based on historical loss trends; trends in criticized and classified loans in the portfolio; trends in past due and non-accrual loans; trends in portfolio volume, composition, maturity, and concentrations; changes in local and regional economic market conditions; the accuracy of the loan review and risk identification system, and the experience, ability, and depth of lending personnel and management.

In determining the appropriate level of the allowance for Flag, management relies primarily on analysis of the major components of the loan portfolio such as commercial loans, commercial real estate loans, consumer loans, construction loans, residential real estate loans, and all other loans and unfunded commitments. Flag has established a minimum loss factor for certain problem loan grade categories and for general categories of all other loans. All significant problem loans are reviewed individually to establish either the minimum loss factor (formula) or a specific reserve higher than the formula. All significant non-problem loans are reserved at the greater of the minimum loss rate for the category of loans or the weighted average historical loss rate over a defined loss horizon. Other homogenous loan pools such as the consumer loans, construction loans, and residential mortgage loans are reserved at the greater of the minimum loss rate or the weighted average historical loss rate as computed in the historical analysis.

Management evaluates the allowance on a quarterly basis. Through this evaluation, the appropriate provision for loan losses is determined by considering the current allowance level, actual loan losses and loan recoveries.

The following table presents an analysis of the allowance for loan losses for the nine month periods ended September 30, 2003 and 2002:

	2003	2002

Balance of allowance for loan losses at beginning of period	$6,888	7,348
Provision charged to operating expense	946	4,399
Charge offs:
Commercial	222	959
Real estate – mortgage	32	469
Real estate – other	946	3,221
Consumer	151	312

Total charge-offs	1,351	4,961
Recoveries:
Commercial	75	120
Construction	-	1
Real estate – mortgage	17	23
Real estate – other	90	283
Consumer	122	84

Total recoveries	304	511
Net charge-offs	1,047	4,450

Balance of allowance for loan losses at end of period	$6,787	7,297

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations for the Three Month Periods Ended September 30, 2003 and 2002

Net income – Net income for the quarter ended September 30, 2003 was $1.5 million or $.17 per diluted share, compared to $1.4 million or $.17 per diluted share for the quarter ended September 30, 2002. Flag’s return on average assets was .98% and 1.04% for the third quarter of 2003 and 2002, respectively, while return on average equity was 9.70% and 9.56% on average equity of $63.8 and $59.9 for the same quarters.

Interest income - Interest income for the quarter ended September 30, 2003 was $9.3 million, a decrease of $344,000 compared to levels for the same quarter in 2002. Interest income and fees on loans in the current quarter decreased $113,000, or 1.4%, to $7.8 million compared to the same quarter in 2002. Although loans outstanding increased during the quarter, yields on loans declined from 8.4% in the third quarter of 2002 to 7.3% in the third quarter of 2003. Interest on investment securities also declined during the quarter from $1.7 million in the third quarter of 2002 to $1.4 million in the third quarter of 2003, due in part to the lower interest rate environment and lower average balances of investment securities. Interest on federal funds sold and interest bearing deposits in other banks increased during the third quarter of 2003 as Flag maintained higher levels of liquidity than in the past. Interest on federal funds sold and interest bearing deposits in other banks increased $113,000 to $127,000 when comparing the third quarters of 2002 and 2003, respectively.

Yields on earning assets decreased during the quarter ended September 30, 2003 when compared to the third quarter of 2002. Yields on earning assets for the current quarter were 6.39% compared to the quarter ended September 30, 2002 when earning assets yielded 7.47%.

Interest expense – Interest expense for the third quarter of 2003 was $2.5 million, a decrease of $376,000 over the same quarter in 2002. This decrease in interest expense came despite a 19.1% increase in total funding, from $490.8 million to $584.3 million at September 30, 2003 and 2002, respectively. Demand deposits (interest-bearing and non-interest bearing) comprised 48.9% of total funding at September 30, 2003 compared to 33.7% at September 30, 2002. This improvement in funding along with lower renewal rates on time deposits helped reduce Flag’s cost of funds to 1.77% for the third quarter of 2003 compared to 2.34% in the third quarter of 2002.

Net interest income – Net interest income for the quarter ended September 30, 2003 was $6.8 million, an increase of 0.5% from the quarter ended September 30, 2002. Flag’s net interest margin (net interest income divided by average earning assets) decreased from 5.24% to 4.67% on average earning assets of $510.7 million and $575.3 million for the quarters ended September 30, 2002 and September 30, 2003, respectively.

Non-interest income – Non-interest income for the quarter ended September 30, 2003 totaled $2.3 million, an increase of 17.5% compared to the quarter ended September 30, 2002. Flag’s income from mortgage banking activities continued to benefit from the low interest rate environment, increasing income from $808,000 to $1.1 million during the third quarters of 2002 and 2003, respectively. Service charges on deposit accounts remained mostly unchanged at $850,000 compared to $848,000 for the same quarter in 2002.

Non-interest expense - Non-interest expense for the third quarter of 2003 totaled $6.5 million compared to $6.4 million in the same quarter of 2002. Salaries and benefits decreased $50,000 from $4.0 million in 2002 to $3.9 million in the third quarter of 2003, despite larger-than-normal levels of commission expense associated with strong mortgage performance in the third quarter of 2003. Occupancy expense also decreased slightly from $876,000 for the third quarter of 2002 to $825,000 for the same quarter of 2003. During the third quarter, Flag completed the consolidation of its Sandy Springs office into several other branches in the immediate area as well as the move of its back office operations and support functions into a smaller, less costly location. These decreases in occupancy expenses coupled with decreases in professional fees of $43,000 helped offset increases in communications and data expense of $141,000 when comparing the quarters ended September 30, 2002 to September 30, 2003. Most of the increase in communications and data relates to Flag’s move to an outsourced data center operation in the first half of 2003.

Income taxes – Income tax expense for the quarter ended September 30, 2003 totaled $685,000 compared to $655,000 for the same quarter of 2002. Flag’s effective tax rate was 30.7% and 31.3% for the third quarter of 2003 and 2002 respectively.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk
As of September 30, 2003, there were no substantial changes in the composition of Flag’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2002. The foregoing disclosures related to the market risk of Flag should be read in conjunction with Flag’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2002 included in Flag’s 2002 Annual Report on Form 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this report, Flag carried out an evaluation, under the supervision and with the participation of Flag’s management, including Flag’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation o f Flag’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, Flag’s Chief Executive Officer and Chief Financial Officer concluded that Flag’s disclosure controls and procedures are effective in timely alerting them to material information relating to Flag (including its consolidated subsidiary) that is required to be included in Flag’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in Flag’s internal controls or, to Flag’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date Flag carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

Part 2. Other Information
Flag Financial Corporation and Subsidiary

PART II. Other Information

Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Defaults upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information
Pursuant to Rule 14a-14(c)(1) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company’s 2004 Annual Meeting of Shareholders must notify the Company in writing to the Secretary of the Company, at 3475 Piedmont Road, N.E., Suite 550, Atlanta, Georgia, 30305, of the contents of such proposal no later than December 15, 2003 to be included in the 2004 Proxy Materials. A shareholder must notify the Company before January 15, 2004 of a proposal for the 2004 Annual Meeting that the shareholder intends to present other than by inclusion in the Company’s proxy material. If the Company does not receive such notice prior to January 15, 2004, proxies solicited by the management of the Company will confer discretionary authority upon the management of the Company to vote upon any such matter.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

	31.1	Section 302 Certification by Chief Executive Officer
	31.2	Section 302 Certification by Chief Financial Officer

	32.1	Section 906 Certification by Chief Executive Officer and Chief Financial Officer

	(b)	Reports on Form 8-K

Reports on Form 8-K filed during the Third Quarter of 2003:

July 17, 2003: Report on Form 8-K containing Flag’s second quarter 2003 earnings press release pursuant to Item 9 (Regulation FD disclosure).

Flag Financial Corporation and Subsidiary

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Flag Financial Corporation

/s/ Joseph W Evans

Joseph W. Evans
Chief Executive Officer

November 10, 2003

/s/ J. Daniel Speight, Jr.

J. Daniel Speight, Jr.
Chief Financial Officer

November 10, 2003