Form 10-K
period 2003-12-31
FLAG FINANCIAL CORP
filed 2004-03-15
CIK 897509

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

| X | ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File No. 0-24532

FLAG FINANCIAL CORPORATION
(Exact name of Registrant as specified in its charter)

Georgia		58-2094179
State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3475 Piedmont Road, N.E., Suite 550, Atlanta, Georgia 30305
(Address of principal executive offices)

(404) 760-7700
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $1.00 par value
_______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes  X No

The aggregate market value of the Registrant’s outstanding Common Stock held by non-affiliates of the Registrant on December 31, 2003, computed by reference to the closing price of the Common Stock on June 30, 2003, was approximately $99,249,610. There were 8,528,138 shares of Common Stock outstanding as of March 5, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2004, are incorporated by reference in Part III hereof.

FLAG FINANCIAL CORPORATION
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2003

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify the forward-looking statements. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

(1)	The effects of future economic conditions;

(2)	Governmental monetary and fiscal policies, as well as legislative and regulatory changes;

(3)	The risks of unexpected changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks;

(4)	The effects of competition from other financial institutions and companies in the financial services industry; and

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

As a bank holding company, the Company facilitates the Bank’s abilities to serve its customers’ requirements for financial services. The holding company structure provides greater financial and operating flexibility than is available to the Bank. For example, the Company may assist the Bank in maintaining its required capital ratios by borrowing money and contributing the proceeds of the debt to the Bank as primary capital. Additionally, the Articles of Incorporation and Bylaws of the Company contain terms that provide a degree of anti-takeover protection to the Company that is currently unavailable to the Bank and its shareholders under regulations of the Federal Deposit Insurance Corporation (the "FDIC"), but is permissible for the Company under Georgia law.

Flag is also a service provider of mortgage, appraisal, investment and insurance services through Flag Mortgage, Flag Investment Services and Flag Insurance Services. All of these services are provided by a division of Flag Bank.

Flag’s web site address is www.flagbank.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports at the investor relations section of our web site. These reports are available on our web site as soon as reasonably practicable after we electronically file them with the SEC.

The Bank

Flag Bank is a state bank organized under the laws of the State of Georgia with banking offices in the following cities and counties: Atlanta (Fulton County, DeKalb County and Cobb County), Unadilla (Dooly County), Vienna (Dooly County), Montezuma (Macon County), Buena Vista (Marion County), LaGrange (Troup County), Hogansville (Troup County), Thomaston (Upson County), Jonesboro (Clayton County) and Suwanee (Forsyth County), Georgia. Flag Bank was originally chartered in 1931 as Citizens Bank and became a wholly-owned subsidiary of the Company through a series of acquisitions commencing in 1998.

Flag Mortgage operates as a division of Flag Bank and operates mortgage loan production offices in Atlanta (Fulton County), LaGrange (Troup County), Columbus (Muscogee County) and Newnan (Coweta County), Georgia.

Business of the Bank. The Bank’s business consists primarily of attracting deposits from the general public and, with these and other funds, making residential mortgage loans, consumer loans, commercial loans, commercial real estate loans, residential construction loans and securities investments. In addition to deposits, sources of funds for the Bank’s loans and other investments include amortization and prepayment of loans, loan origination and commitment fees, sales of loans or participations in loans, fees received for servicing loans sold to others and advances from the Federal Home Loan Bank of Atlanta ("FHLBA"). The Bank’s principal sources of income are interest and fees collected on loans, including fees received for originating and selling loans and for servicing loans sold to others, and, to a lesser extent, interest and dividends collected on other investments and service charges on deposit accounts. The Bank’s principal expenses are interest paid on deposits, interest paid on FHLBA advances, employee compensation, federal deposit insurance premiums, office expenses and other overhead expenses.

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

The Company’s primary asset is its stock in the Bank. Accordingly, its financial performance is determined primarily by the results of operations of the Bank. For information regarding the consolidated financial condition and results of operations of the Company as of December 31, 2003 and 2002 and for the three years in the period ended December 31, 2003, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company and related notes presented in Part II hereof. All average balances presented in this report were derived based on daily averages.

Employees

As of December 31, 2003, the Company (including the Bank) had 236 full-time and 19 part-time employees. The employees are not represented by any collective bargaining unit, and the Company considers its relationship with its employees to be good.

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

Supervision and Regulation

Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

The Company

Because the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve. As a bank holding company located in Georgia, the Georgia Department of Banking and Finance also regulates and monitors all significant aspects of the Bank’s operations.

Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:

•	acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or

•	merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, Georgia law prohibits acquisitions of banks that have been incorporated for less than three years. Because the Bank has been incorporated for more than three years, this limitation does not apply to the Company or to the Bank .

Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Act of 1934;
or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under the Securities Exchange Act of 1934. The regulations also provide a procedure for challenging the rebuttable presumption of control.

Permitted Activities. A bank holding company is generally permitted under the Bank Holding Company Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

•	Banking or managing or controlling banks; and

•	Any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	Factoring accounts receivable;

•	Making, acquiring, brokering or servicing loans and usual related activities;

•	Leasing personal or real property;

•	Operating a non-bank depository institution, such as a savings association;

•	Trust company functions;

•	Financial and investment advisory activities;

•	Conducting discount securities brokerage activities;

•	Underwriting and dealing in government obligations and money market instruments;

•	Providing specified management consulting and counseling activities;

•	Performing selected data processing services and support services;

•	Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	Performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

•	Lending, trust and other banking activities;

•	Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

•	Providing financial, investment, or advisory services;

•	Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•	Underwriting, dealing in or making a market in securities;

•	Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

•	Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

•	Merchant banking through securities or insurance affiliates; and

•	Insurance company portfolio investments.

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least "satisfactory." Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not elected to become a financial holding company at this time.

Support of Subsidiary Institutions. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company’s bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Bank

The Bank is subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

Because the Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the Georgia Department of Banking and Finance. The FDIC and Georgia Department of Banking and Finance regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank’s deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

Branching. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states’ laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

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

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2003, the Bank qualified for the adequately-capitalized category.

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

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions’ that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.54 basis points of assessable deposits for the first quarter of 2004.

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

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

In addition to the federal and state laws noted above, the Georgia Fair Lending Act ("GAFLA") imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. On August 5, 2003, the Office of the Comptroller of the Currency issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries. GAFLA contains a provision that preempts GAFLA as to state banks in the event that the Office of the Comptroller of the Currency preempts GAFLA as to national banks. Therefore, the Bank and any of its operating subsidiaries that may be engaged in mortgage lending will be exempt from the requirements of GAFLA.

The Bank’s deposit operations are subject to:

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the FDIC, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2003, the Bank’s ratio of total capital to risk-weighted assets was 9.59% and our ratio of Tier 1 Capital to risk-weighted assets was 8.38%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2003, our leverage ratio was 6.8%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The principal sources of the Bank’s cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to its sole shareholder, the Company. Statutory and regulatory limitations apply to the Bank’s payment of dividends. If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it stop or refrain from engaging in the questioned practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "The Bank—Prompt Corrective Action."

The Georgia Department of Banking and Finance also regulates the Bank’s dividend payments and must approve dividend payments that would exceed 50% of the Bank’s net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

At December 31, 2003, the Bank could pay cash dividends without prior regulatory approval.

Restrictions on Transactions with Affiliates

The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;

•	a bank’s investment in affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the
Federal Reserve;

•	loans or extensions of credit made by a bank to third parties collateralized by the securities or obligations of affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

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

Consumer Credit Reporting

On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the FAIR Act), amending the federal Fair Credit Reporting Act (the FCRA). Although the amendment relating to consumer credit information provided in connection with employee investigations will become effective March 31, 2004, most of the amendments to the FCRA (the FCRA Amendments) will become effective in late 2004, depending on implementing regulations to be issued by the Federal Trade Commission and the federal bank regulatory agencies.

The FCRA Amendments include, among other things:

•	new requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

•	for entities that furnish information to consumer reporting agencies (which would include the
Bank), new requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•	a new requirement for mortgage lenders to disclose credit scores to consumers.

The FCRA Amendments also will prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the "opt-out"), subject to certain exceptions. We do not plan to share consumer information among our affiliated companies for marketing purposes, except as may be allowed under exceptions to the notice and opt-out requirements. This will limit the Company’s cross-marketing possibilities as compared to prior years.

Prior to the effective date of the FCRA Amendments, the Company and its subsidiaries will implement policies and procedures to comply with the new rules.

Anti-Terrorism Legislation

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001, signed by the President on October 26, 2001, imposed new requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism. Most of these requirements and limitations took effect in 2002. Additional "know your customer" rules became effective in June 2003, requiring the Bank to establish a customer identification program under Section 326 of the USA PATRIOT Act. The Company and its subsidiaries implemented procedures and policies to comply with those rules prior to the effective date of each of the rules.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating or doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Polices

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 2. PROPERTIES

The executive offices of the Company are located at 3475 Piedmont Road, N.E., Suite 550, Atlanta, Georgia 30305. The Company leases this property. The Company and the Bank conduct business from facilities primarily owned by the Bank, all of which are in good condition and are adequate for the Bank’s current and foreseeable needs. The Company and Flag Bank provide services or perform operational functions at 21 locations, of which 15 locations are owned and 6 are leased. See "Item 1 — Business" for a list of the locations in which the Company and the Bank have offices.

ITEM 3. LEGAL PROCEEDINGS

The Company and the Bank are periodically involved as plaintiff or defendant in various other legal actions in the ordinary course of their business. We do not believe that such litigation presents a material risk to the Company’s business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted by the Company to a vote of its shareholders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The following table sets forth the high and low sales prices for the Flag common stock, as reported by the Nasdaq Stock Market, and the cash dividends paid per share of common stock for the periods indicated.

Quarter	High	Low	Dividend

2004
First (through March 5, 2004)	$13.50	$12.44	$0.06

2003
Fourth	$13.54	$12.54	$0.06
Third	14.16	13.10	0.06
Second	14.94	12.18	0.06
First	13.49	11.91	0.06

2002
Fourth	$11.60	$11.15	$0.06
Third	11.70	10.39	0.06
Second	11.25	9.94	0.06
First	10.25	9.10	0.06

Subject to board approval, the Company pays quarterly dividends on the first business day of January, April, July and October. See "Item 1 — Business — Supervision and Regulation — Payment of Dividends" for information regarding regulatory restrictions on the Company’s ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is derived from and should be read in conjunction with our consolidated financial statements, which are included elsewhere in this report.

(In thousands except per share data)	2003	2002	2001	2000	1999

FOR THE YEAR
Net interest income	$25,987	24,302	23,980	24,961	26,490
Provision for loan losses	1,321	4,549	2,488	3,597	4,656
Non-interest income	10,365	7,395	10,668	11,962	10,072
Non-interest expense	26,202	31,005	25,701	27,633	30,615
Income taxes	2,724	(2,028)	1,753	1,409	78
Extraordinary item	--	165	696	--	--
Net earnings (loss)	6,105	(1,994)	4,010	4,284	1,213

PER COMMON SHARE
Basic earnings (loss) per share	$.72	(0.24)	51.52		.15
Diluted earnings (loss) per share	.67	(0.24)	.51	.52	.15
Cash dividends declared	.24	.24	.24	.24	.24
Book value	7.65	7.24	7.33	6.83	6.43

AT YEAR END
Loans, net	$477,095	374,784	368,967	384,661	419,079
Earning assets	647,481	569,755	512,942	501,046	521,452
Assets	703,857	636,131	570,202	559,037	587,870
Deposits	570,570	509,731	440,582	461,438	483,987
Stockholders’ equity	65,260	60,749	54,023	55,498	53,197
Common shares outstanding	8,528	8,394	7,370	8,123	8,273

AVERAGE BALANCES
Loans	$417,395	366,571	378,867	405,101	449,689
Earning assets	587,484	511,737	508,752	510,898	556,577
Assets	645,430	560,984	560,816	566,355	617,764
Deposits	516,067	442,645	449,985	455,338	496,998
Stockholders’ equity	63,299	58,865	56,294	53,853	55,365
Weighted average shares outstanding	8,471	8,201	7,808	8,210	8,258

KEY PERFORMANCE RATIOS
Return on average assets	.95%	-0.36%	.72%	.77%	.20%
Return on average stockholders’ equity	9.64%	-3.39%	7.12%	7.95%	2.19%
Net interest margin, tax equivalent basis	4.50%	4.86%	4.83%	4.99%	4.90%
Dividend payout ratio	33.35%	N/A	46.27%	45.98%	153.50%
Average equity to average assets	9.81%	10.49%	10.04%	9.51%	8.96%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Flag Financial Corporation ("Flag") is a bank holding company that owns 100 percent of the common stock of Flag Bank (the "Bank"). The Bank is a full-service, retail oriented bank primarily engaged in retail banking, small business, residential and commercial real estate lending and mortgage banking.

The following discussion focuses on significant changes in the financial condition and results of operations of Flag during the three years ended December 31, 2003. This discussion and the financial information contained herein are presented to assist the reader in understanding and evaluating the financial condition, results of operations and future prospects of Flag and should be read as a supplement to and in conjunction with the Consolidated Financial Statements and Related Notes.

Changes in Flag's operating performance and balance sheet accelerated during 2003, leading to significant improvement in three primary areas: earnings, balance sheet growth and credit quality.

Earnings - Flag recorded record earnings in 2003 of $6.1 million.  This level of operating performance has numerous contributing factors, the most notable being margin growth, increases in non-interest income and operating expense control.  Net interest income improved from $24.3 million in 2002 to $26.0 million in 2003 despite a less favorable interest rate environment in 2003 compared to the previous year.  Flag focused on reducing borrowing costs during the year by moving its funding focus to demand deposits (interest bearing and non-interest bearing) from the historically more expensive time deposits.  In addition, efforts in developing reliable commercial lending relationships in metropolitan Atlanta succeeded, contributing to a 13% improvement in earning assets from 2002 to 2003.

Non-interest income also improved significantly from $7.4 million in 2002 to $10.4 million in 2003.  This increase is principally due to the refinancing opportunities that the low interest rate environment provided for homeowners and Flag's ability to attract these mortgage loan opportunities through its mortgage division, Flag Mortgage.  Revenues from our mortgage division increased 46% to $4.2 million during 2003.

Recurring operating expenses, exclusive of $5.4 million in restructuring charges taken in 2002, increased only slightly in 2003 over 2002 levels, despite strong growth in the balance sheet and non-interest income.  For the fourth quarter of 2003, these operating expenses were less than 1% higher than for the same quarter in 2002.  This control of operating expenses is a result of management's determination to continue to leverage its operating systems, banking locations and workforce.

Balance Sheet Growth - Flag's total assets grew by approximately $68 million in 2003 or 11%.  Gross loans outstanding improved by approximately $102 million as the Company succeeded in developing its correspondent lending line of business and accelerating its commercial lending activities in metropolitan Atlanta.  Demand deposits (interest bearing and non-interest bearing) improved by $122.5 million or 58.1% during 2003.  This increase is due principally to Flag's capitalization on the branch acquisition completed in the fourth quarter of 2002 by offering an aggressive approach toward attracting commercial deposits in metropolitan Atlanta.

Credit Quality - Improvement in credit quality was significant as well. Non-performing assets to total assets improved to 1.06% at the end of 2003 compared to 1.74% at the end of 2002.  Past due and classified loan trends were significantly better than in previous years as well.  The improving credit quality at Flag is due largely to a comprehensive loan review program as well as efforts that focus loan production efforts in areas management believes provide higher quality credits.

Recent Developments

During the fourth quarter of 2003, Flag signed a letter of intent to sell its Thomaston, Georgia branch and expects to complete the sale in the first quarter of 2004. Included in the sale are the loans and deposits of the branch which totaled $18.7 million and $37.1 million, respectively, at December 31, 2003.

Effective November 8, 2002, the Bank acquired six branches located in metropolitan Atlanta from Encore Bank. Included in the purchase were real estate, personal property and other assets used in the operation of the branches, and $96 million in deposits. The Bank did not purchase or assume any loans in the transaction.

Effective November 12, 2002, Flag acquired a specialized real estate lending business from Atlanta-based Bankers' Capital Group, LLC (BCG), including approximately $23 million in loans subject to various participation interests. Principals of BCG include Flag Financial Corporation Chairman and Chief Executive Officer, Joseph W. Evans, board member William H. Anderson and executives and board members J. Thomas Wiley, Jr. and Stephen W. Doughty. None of these individuals participated in Flag’s evaluation or approval of the transaction in view of their positions as principals of BCG.

See Note 2 in the Notes to Consolidated Financial Statements for additional information regarding the Encore and BCG transactions.

Effective December 31, 2001, Flag sold selected loans, deposits and property of its bank branches in Milan and McRae, Georgia.

Critical Accounting Policies

The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. In connection with the application of those principles, we have made judgments, estimates and assumptions which, in the case of the determining our allowance for loan losses (ALL), have been critical to the determination of our financial position and results of operations. Management assesses the adequacy of the ALL regularly during the year, and formally prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance.

This estimation process can affect our estimated loan loss expense for a given period. Generally, the allowance for loan losses increases as the outstanding balance of loans or the level of classified or impaired loans increases. Loans or portions of loans that are deemed uncollectible are charged against and reduce the allowance. The allowance is replenished by means of a provision for loan losses that is charged as an expense against income. As a result, our estimate of the allowance for loan losses affects our earnings directly.

The ALL consists of two portions (1) allocated amounts representing the potential exposures on specifically identified credits and other exposures readily predictable by historical or comparative experience; and (2) an unallocated amount representative of inherent loss which is not readily identifiable. Even though the ALL is composed of two components, the entire ALL is available to absorb any credit losses. Allocated amounts are used on loans where management has determined that there is an increased probability or severity of loss than on the loan portfolio as a whole. We base the allocation for these unique loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. We then assign each risk-rating grade a loss ratio, which is determined based on the experience of management, discussions with banking regulators and our independent loan review process. We estimate losses on impaired loans based on estimated cash flows discounted at the loan's original effective interest rate or based on the underlying collateral value. To the extent that management does not believe that a certain loan's risk is appropriately represented by the risk rating grades, a specific review of the credit is performed which would result in a less subjective allocation for that particular loan.

Unallocated amounts are particularly subjective and do not lend themselves to exact mathematical calculation. The unallocated amount represents estimated inherent credit losses which may exist, but have not yet been identified, as of the balance sheet date. In estimating the unallocated amount, such matters as changes in the local or national economy, the depth or experience in the lending staff, any concentrations of credit in any particular industry group, and new banking laws or regulations. After we assess applicable factors, we evaluate the aggregate unallocated amount based on our management's experience. We then test the resulting ALL balance by comparing the balance in the ALL to historical trends and peer information. Our management then evaluates the result of the procedures performed, including the result of our testing, and concludes on the appropriateness of the balance of the ALL in its entirety.

The audit committee of our board of directors reviews the assessment prior to the filing of quarterly and annual financial information. In assessing the adequacy of the ALL, we also rely on an ongoing independent loan review process. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our loan review process includes the judgment of management, the input from our independent loan reviewer, and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process.

See "Provision and Allowance for Loan Losses" for additional information.

Results of Operations

Flag recorded record earnings in 2003 of $6,105,000 or $0.67 per diluted share, compared to a net loss in 2002 of $1,994,000 or $0.24 per diluted share and net income in 2001 of $4,010,000 or $0.51 per diluted share. Flag’s net loss in 2002 resulted primarily from the $6,044,000 after tax charge taken in the first quarter to effect its management restructuring, the loss on the early repayment of Federal Home Loan Bank (FHLB) advances, and a larger-than-normal addition to the provision for loan losses. Flag recorded after-tax extraordinary items related to the early repayment of FHLB advances totaling $165,000 and $696,000 in 2002 and 2001, respectively.

Net Interest Income

Net interest income (the difference or spread between interest income on earning assets and interest expense on borrowed funds) is the largest component of Flag’s operating income. Flag manages net interest income in a manner that realizes the largest spread while accepting certain levels of credit, liquidity and interest rate risks. Managing these risks requires systems and processes to identify and evaluate these risks at various levels in the organization. Net interest income was $26.0 million in 2003, compared to $24.3 million and $24.0 million in 2002 and 2001, respectively. Flag’s change in net interest income during 2003 was primarily the result of an increase in average earning assets in 2003 of 14.8% over 2002 amounts, coupled with a successful effort on reducing borrowing costs.

Flag’s net interest margin (net interest income divided by average earning assets) decreased in 2003 to 4.50% from 4.86% in 2002 and 4.83% in 2001. Net interest margin in 2003 was negatively impacted by the persistently low interest rate environment. Flag’s strategy in 2003 was centered towards increasing net interest income by growing earning assets, improving the allocation of earning assets and by reducing borrowing costs both from customer deposits and wholesale borrowings. The growth strategy employed in 2003 contributed lower incremental margins than what Flag has historically managed due to the current interest rate environment. Management is satisfied with the incremental margins on the growth in earning assets.

Total interest income in 2003 was $36.5 million, compared to $36.7 million and $44.5 million in 2002 and 2001, respectively. Yields on average earning assets in 2003 decreased to 6.29% compared to 7.28% and 8.87% in 2002 and 2001, respectively. The lower interest rate environment and Flag’s allocation of earning assets were significant contributors to lower yields on earning assets. Flag maintained larger-than-normal amounts of short- term investments (federal funds sold, interest-bearing deposits in other banks and investments with maturities under 90 days) in anticipation of the loan growth that was experienced in the last half of 2003. Short-term investments averaged approximately 6.1% of earning assets in 2003 compared to only 2.8% in 2002 and 2.3% in 2001. At December 31, 2003, short-term investments as a percentage of total earning assets had been reduced to 3.4%.

Investment securities averaged approximately $135.1 million during 2003. This compares to averages of $130.6 million for 2002 and $127.9 million for 2001. As a percentage of average earning assets, investment securities decreased to 23.0% from 25.6% in 2002 and 23.2% in 2001. The decrease in yields on investment securities, as well as their decreasing allocation of earning assets, is a result of the management’s strategy to maintain shorter term investments than Flag has historically managed to provide the necessary funds for its loan growth needs. In management’s opinion, yields on investment opportunities during 2003 would not have adequately compensated us for the price and interest rate risks posed. These yields resulted in a higher concentration of earning assets in federal funds sold and interest-bearing deposits in other banks during 2003.

Average loans outstanding (including mortgage loans held-for-sale) increased 13.9% in 2003 to $417.4 million over $366.6 million for 2002 and $378.9 million for 2001. As a percentage of earning assets, loans outstanding averaged approximately 72.5% during 2003, a slight improvement over the 71.6% averaged in 2002. At December 31, 2003, Flag’s loans outstanding (including mortgage loans held-for-sale) totaled $488.0 million, representing 75.4% of earning assets.

Total interest expense in 2003 decreased 14.7%, to $10.6 million, compared to $12.4 million and $20.6 million in 2002 and 2001, respectively. Aggressive repricing of deposit accounts, accompanied by early repayment and refinancing of FHLB debt, has allowed Flag to significantly reduce interest expense over the time frame discussed. Flag’s cost of funds also decreased substantially, from 2.81% and 4.06% in 2002 and 2001, to 1.82% in 2003.

Interest expense on demand deposits (money market and interest-bearing checking accounts) increased 55.6% to $3.3 million during 2003 from $2.2 million in 2002 while the cost of these deposits fell slightly to 1.49%. This cost for 2003 compares to 1.64% in 2002. The increase in interest expense on demand deposits related mostly to a 69.9% increase in average balances in 2003, but was more than offset by decreases in interest expense on time deposits. The cost of time deposits decreased significantly to 2.75% from 3.65% in 2002 and 5.75% in 2001, while interest expense on these deposits decreased to $6.2 million in 2003 from $8.9 million in 2002 and $15.4 million in 2001.

Table 1 presents for the three years ended December 31, 2003, average balances of interest-earning assets and interest-bearing liabilities, and the weighted average interest rates earned and paid on those balances. In addition, interest rate spreads, net interest margins and the ratio of interest-earning assets versus interest-bearing liabilities for those years are presented. Average interest-earning assets were $587.5 million in 2003 compared to $511.7 million in 2002 and $508.8 million in 2001. Average interest-bearing liabilities were $534.6 million in 2003 compared to $453.5 million in 2002 versus and $443.3 million in 2001. Flag’s ratio of average earning assets to average total assets was 91.0% in 2003, 91.2% in 2002 and 90.7% in 2001.

Table 1 - Consolidated Average Balances, Interest, and Rates – Taxable Equivalent Basis
(dollars in thousands)

Years Ended December 31,
	2003			2002			2001

		Interest	Weighted		Interest	Weighted		Interest	Weighted
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

ASSETS
Interest-earning assets:
Loans	$ 417,395	30,268	7.25%	$ 366,571	29,702	8.10%	$ 378,867	36,798	9.71%
Taxable investment securities	125,754	5,413	4.30%	120,364	6,513	5.41%	107,777	6,825	6.33%
Tax-free investment securities	9,359	676	7.22%	10,294	768	7.46%	10,155	887	8.74%
Interest-bearing deposits in other banks	18,034	432	2.40%	1,748	74	4.23%	2,962	159	5.37%
Federal funds sold	16,942	187	1.10%	12,760	186	1.46%	8,991	435	4.84%

Total interest-earning assets	587,484	36,976	6.29%	511,737	37,243	7.28%	508,752	45,104	8.87%

Other assets	57,946			49,247			52,064

Total assets	$ 645,430			$ 560,984			$ 560,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$ 224,103	3,346	1.49%	$ 131,967	2,151	1.63%	$ 109,375	2,494	2.28%
Savings deposits	25,182	148	0.59%	25,322	214	0.85%	25,283	371	1.47%
Time deposits	224,988	6,180	2.75%	244,113	8,900	3.65%	267,703	15,381	5.75%
Federal funds purchased	4,287	58	1.35%	3,406	54	1.59%	3,210	158	4.92%
FHLB advances and
other borrowings	56,033	815	1.45%	48,715	1,053	2.16%	37,768	2,151	5.70%

Total interest-bearing liabilities	534,593	10,547	1.97%	453,523	12,372	2.73%	443,339	20,555	4.64%

Non-interest bearing demand deposits	41,794			41,243			47,624
Other liabilities	5,744			7,353			13,559
Stockholders’ equity	63,299			58,865			56,294

Total liabilities and
Stockholders’ equity	$ 645,430			$ 560,984			$ 560,816

Tax-equivalent adjustment		442			570			569

Net interest income		25,987			24,301			23,980

Interest rate spread			4.32%			4.55%			4.23%
Net interest margin			4.50%			4.86%			4.83%
Interest-earning assets/
interest-bearing liabilities			110%			113%			115%

Table 2 shows the change in net interest income from 2003 to 2002 and from 2002 to 2001 due to changes in volumes and rates.

Table 2 – Rate/Volume Variance Analysis – Taxable Equivalent Basis
(dollars in thousands)
	Years Ended December 31,
	2003 Compared to 2002			2002 Compared to 2001

		Rate/	Net		Rate/	Net
	Volume	Yield	Change	Volume	Yield	Change
Interest income:
Loans	$3,699	(3,133)	566	(1,005)	(6,091)	(7,096)
Taxable investment securities	(303)	(797)	(1,100)	681	(993)	(312)
Tax-free investment securities	(68)	(24)	(92)	10	(129)	(119)
Interest-bearing deposits in banks	376	(18)	358	(20)	(65)	(85)
Federal funds sold	46	(45)	1	55	(304)	(249)

Total interest income	3,750	(4,017)	(267)	(279)	(7,582)	(7,861)

Interest expense:
Interest bearing demand deposits	1,376	(181)	1,195	515	(858)	(343)
Savings deposits	(1)	(65)	(66)	1	(158)	(157)
Other time deposits	(525)	(2,195)	(2,720)	(1,355)	(5,126)	(6,481)
Federal funds purchased	12	(8)	4	10	(114)	(104)
FHLB advances and other borrowings	106	(344)	(238)	623	(1,721)	(1,098)

Total interest expense	968	(2,793)	(1,825)	(206)	(7,977)	(8,183)

Net interest income	$2,782	(1,224)	1,558	(73)	395	322

Non-interest Income

Total non-interest income for 2003 was $10.4 million, an increase from $7.4 million in 2002 and a slight decrease from $10.7 million in 2001. The majority of Flag’s non-interest income has traditionally come from several sources including service charges on deposit accounts and revenue from mortgage banking activities. Major sources of non-interest income considered to be non-recurring are the sales of branches and bank locations.

Service charges on deposit accounts decreased only slightly in 2003 to $3.4 million from $3.5 million and $3.9 million in 2002 and 2001, respectively. While Flag had strong growth in deposits during 2003, most of the growth came from higher-balance money market and interest-checking balances where customers carry balances sufficient to qualify for reduced or eliminated fees. Service charges in 2002 decreased approximately $400,000 from $3.9 million in 2001, due mostly to the sale of approximately $35 million in deposits in December of 2001.

Mortgage banking activities include origination fees, service release premiums and the gain on the sale of mortgage loans originated solely for the purpose of being sold. The lower interest rate environment, coupled with more effective originators, helped Flag improve the income from its mortgage banking activities in 2003 to $4.2 million, an increase of $1.3 million over 2002. Income from mortgage banking activities in 2002 increased approximately $500,000 over 2001 also due to a falling interest rate environment.

Flag continued to streamline banking locations and operations during 2003. This effort resulted in the closure of its Sandy Springs office that was under lease, the relocation of the Company’s primary operations facility to a smaller and better-designed location in Jonesboro, Georgia, and the sale and leaseback of its Dunwoody location. These decisions resulted in a combined pretax gain of approximately $814,000.

Effective December 31, 2001, Flag sold selected loans, deposits and property of its branches in Milan and McRae, Georgia and recognized a gain on sale of approximately $3.3 million.

Non-interest Expenses

Salary and employee benefits for 2003 were $15.8 million compared to $18.6 million and $13.9 million in 2002 and 2001, respectively. The decrease in 2003 and increase in 2002 relates largely to the management restructuring undertaken in the first quarter of 2002, in which Flag took a charge related to buyouts of employment contracts and severance pay of approximately $3.1 million. Excluding these charges taken in the first quarter of 2002, Flag’s salary and benefits increased only $239,000 or 1.54% in 2003 over the 2002 amount. This relatively small increase in total salary and benefits comes despite an increase in total assets of 10.6% in 2003. Total full-time equivalent employees were 238, 243 and 283 at December 31, 2003, 2002, and 2001, respectively.

Occupancy expense for 2003 was $3.5 million, decreasing slightly from $3.6 million in 2002 and $3.8 million in 2001. The downward trend reflects a successful strategy to consolidate branches and operating locations during the past four years. This effort has resulted in 18 offices being closed or sold since the beginning of 2000.

Professional fees decreased substantially in 2003 to $817,000 from $1.8 million in 2002 and $1.2 million in 2001. Professional fees in 2002 included costs related to the management restructuring and the private placement effected in the first quarter whereas the higher balances in 2001 relate to expenses associated with branch sales.

Communications and data expense increased in 2003 to $2.1 million from $1.8 million and $1.7 million in 2002 and 2001, respectively. The increase in 2003 relates mostly to the Company’s decision to outsource both its data processing and the warehousing of most networking equipment during 2003.

Other operating expenses decreased in 2003 to $3.0 million from $4.1 million in 2002 and $4.2 million in 2001. Larger amounts of other operating expenses in 2002 and 2001 relate to the divestiture and/or closing of branches not included in occupancy expense and expenses relating to the management restructuring and private placement that are not reported in salary and benefits or professional fees.

Investment Securities

The composition of the investment securities portfolio reflects management’s strategy of maintaining an appropriate combination of liquidity, interest-rate risk and yield. Flag seeks to maintain an investment portfolio with minimal credit risk, investing mostly in obligations of the United States Treasury or other state and federal governmental agencies.

   Investment securities decreased to $122.6 million at December 31,2003 from $138.9 million at December 31, 2002. At December 31, 2003, all investment securities outstanding were classified as available-for-sale. Refinancing opportunities available to homeowners in 2003 caused unusually fast prepayments in mortgage-backed securities, resulting in a $58.7 million decrease to $28.1 million at December 31, 2003. Flag concentrated the reinvestment of these mortgage prepayments into mostly U.S. Treasury and government-agency securities with shorter maturities, resulting in an increase of $36.8 million to $60.4 million at December 31, 2003. At December 31, 2003, gross unrealized gains in the total portfolio amounted to $2.1 million and gross unrealized losses amounted to $116,000.

Table 3 reflects the carrying amount of the investment securities portfolio for the past three years.

Table 3 – Carrying Value of Investments
(dollars in thousands)

	2003	2002	2001

Securities available-for-sale:
U.S. Treasuries and agencies	$60,361	23,577	25,859
Corporate debt securities	2,143	2,201	2,673
State, county and municipal	9,028	9,972	10,572
Mortgage-backed securities	28,054	86,784	77,418
Trust Preferred Securities	22,741	15,886	14,448
Equity securities	238	434	556

Total	$122,565	138,854	131,526

Loans

Gross loans (loans outstanding excluding mortgage loans held-for-sale and the allowance for loan losses) increased 26.8% to $483.8 million from $381.7 million in 2002. In 2003, the Company accelerated its commercial lending activities out of its headquarters in Atlanta, Georgia, while maintaining reliable loan growth in its traditional markets in Central and West Georgia. Flag concentrates its lending activities in several areas that management believes provides adequate diversification with acceptable yield and risk levels. These areas include, but are not limited, to construction, commercial real estate, agricultural and correspondent lending (lending services to other community banks).

Table 4 shows the changes in the makeup of Flag’s loan portfolio from December 31,1999 through 2003.

Table 4 – Loan Portfolio
(dollars in thousands)
	2003	2002	2001	2000	1999

Commercial/financial/agricultural	$50,435	56,052	74,569	92,757	117,728
Real estate construction	100,108	68,169	65,052	37,501	43,602
Real estate mortgage	315,610	240,182	213,748	228,508	218,920
Installment loans to individuals	17,287	15,848	17,793	28,767	40,620
Lease financings	340	1,421	5,153	3,711	5,226

Total loans	483,780	381,672	376,315	391,244	426,096
Less: Allowance for loan losses	6,685	6,888	7,348	6,583	7,017

Total net loans	$477,095	374,784	368,967	384,661	419,079

As a percent of total loans:	2003	2002	2001	2000	1999

Commercial/financial/agricultural	10.4%	14.7%	19.8%	23.7%	27.6%
Real estate construction	20.7%	17.7%	17.3%	9.6%	10.2%
Real estate mortgage	65.2%	62.9%	56.8%	58.4%	51.4%
Installment loans to individuals	3.6%	4.2%	4.7%	7.4%	9.5%
Lease financings	0.1%	0.5%	1.4%	0.9%	1.3%

Total loans	100.0%	100.0%	100.0%	100.0%	100.0%

Table 5 represents the expected maturities for commercial, financial, and agricultural loans and real estate construction loans at December 31, 2003. The table also presents the rate structure for these loans that mature after one year.

Table 5 - Loan Portfolio Maturity
(dollars in thousands)
					Rate Structure for Loans with a
	Maturity in Months				Maturity Over One Year

	Less than 12	30-60	Over 60	Total	Variable Rates	Fixed Rates

Commercial, financial, and agricultural	$22,746	15,771	11,918	50,435	14,813	12,876
Real estate – construction	81,910	18,164	34	100,108	15,811	2,387

	$104,656	33,935	11,952	150,543	30,624	15,263

Provision and Allowance for Loan Losses

   Table 6 presents an analysis of activities in the allowance for loan losses for the past five years. An allowance for possible losses is provided through charges to Flag’s earnings in the form of a provision for loan losses. The provision for loan losses was $1.3 million in 2003, $4.5 million in 2002, and $2.5 million in 2001. Flag’s decrease in the provision for loan losses reflects improving credit quality with lower levels of non-performing assets. The larger provision in 2002 was needed to replenish the allowance for loan losses due to the higher than normal amount of net charge-offs experienced. The provision for loan losses in 2001 included approximately $1.0 million for certain large agricultural credits.

  Management determines the level of the provision for loan losses based on outstanding loan balances, the levels of non-performing assets, and reviews of assets classified as substandard, doubtful, or loss and larger credits, together with an analysis of historical loss experience and current economic conditions.

As shown in Table 6, the year-end allowance for loan losses decreased to $6.7 million at December 31, 2003 from $6.9 million at December 31, 2002. Flag evidenced its improving credit quality by a lower level of net chargeoffs for 2003 and a smaller provision for loan losses. Net charge-offs reached a five-year low of $1.5 million or 0.37% of average loans outstanding for the year. These amounts compared to net charge-offs of $5.0 million or 1.37% for 2002 and $1.7 million or 0.45% for 2001. The allowance for loan losses was 1.38% of gross loans at December 31, 2003 compared to 1.80% and 1.95% at December 31, 2002 and 2001, respectively.

Management believes that the allowance for loan losses is both adequate and appropriate. However, the future level of the allowance for loan losses is highly dependent upon loan growth, loan loss experience, and other factors, which cannot be anticipated with a high degree of certainty.

Table 6 – Analysis of the Allowance for Loan Losses
(dollars in thousands)
	Years Ended December 31,

	2003	2002	2001	2000	1999

Average loans	$417,395	366,571	378,867	405,101	449,689

Allowance for loan losses, beginning
of the period	$6,888	7,348	6,583	7,017	6,194
Charge-offs for the period:
Commercial/financial/agricultural	410	1,009	400	1,246	722
Real estate construction loans	-	284	24	-	- -
Real estate mortgage loans	1,289	3,737	980	2,308	1,305
Installment loans to individuals	189	462	453	894	1,007
Lease financings	18	77	206	6	1,056

Total charge-offs	1,906	5,569	2,063	4,454	4,090

Recoveries for the period:
Commercial/financial/agricultural	86	107	102	86	46
Real estate construction loans	-	2	-	-	- -
Real estate mortgage loans	148	316	134	964	60
Installment loans to individuals	136	100	34	93	149
Lease financings	12	35	70	109	2

Total recoveries	382	560	340	1,252	257

Net charge-offs for the period	1,524	5,009	1,723	3,202	3,833
Provision for loan losses	1,321	4,549	2,488	3,597	4,656
Allowance related to assets sold
sold	-	-	-	(829)	-

Allowance for loan losses, end of period	$6,685	6,888	7,348	6,583	7,017

Ratio of allowance to total loans	1.38%	1.80%	1.95%	1.68%	1.65%
Ratio of net charge-offs during the period to total
to average loans during the period	0.37%	1.37%	0.45%	0.79%	0.85%

Asset Quality

  At December 31, 2003, non-performing assets totaled $7.4 million, compared to $11.1 million at the end of 2002. The decrease in 2003 is attributed to a combination of Flag’s comprehensive loan review program and its strict management of problem assets. At December 31, 2003, there were no commitments to advance additional funds on any loan classified as non-accrual.

Table 7 summarizes the non-performing assets for each of the last five years.

Table 7 – Risk Elements
(dollars in thousands)
	December 31,
	2003	2002	2001	2000	1999

Loans on nonaccrual	$4,685	9,243	17,122	7,144	12,118
Loans past due 90 days and still accruing	309	122	594	4,701	2,775
Other real estate owned	2,432	1,718	2,831	992	939

Total non-performing assets	$7,426	11,083	20,547	12,837	15,832

Total non-performing loans as a
percentage of gross loans	1.54%	2.96%	5.57%	3.34%	3.78%

Risk Elements

There may be additional loans within Flag’s loan portfolio that may become classified as conditions may dictate; however, management was not aware of any such loans that are material in amount at December 31, 2003. At December 31, 2003, management was unaware of any known trends, events, or uncertainties that will have, or that are reasonably likely to have a material effect on the Bank’s or Flag’s liquidity, capital resources or operations.

Deposits and Borrowings

Total deposits increased approximately $60.8 million during 2003, totaling $570.6 million at December 31, 2003, compared to $509.7 million at December 31, 2002. The increase in Flag’s deposit base in 2003 is mostly attributable to the disciplined sales effort on demand deposits in metro Atlanta. Demand deposits (interest-bearing and non-interest bearing) increased $122.5 million in 2003 to $333.3 million at December 31, 2003. This successful effort on demand deposits allowed Flag to be more profitable with pricing on time deposits. Time deposits decreased $61.0 million in 2003 to $213.3 million at December 31, 2003.

The maturities of time deposits of $100,000 or more issued by the Bank at December 31, 2003, are summarized in Table 8.

Table 8 – Maturities of Time Deposits Over $100,000
(dollars in thousands)

Three months or less	$23,150
Over three months through six months	22,070
Over six months through twelve months	27,460
Over twelve months	8,963

$81,643

At December 31, 2003, the Bank was a shareholder in the Federal Home Loan Bank of Atlanta ("FHLB"). Through this affiliation, advances totaling $58.0 million were outstanding at rates competitive with other sources of funding with similar maturities. Management anticipates continued utilization of this short and long-term source of funds to minimize interest-rate risk and to fund growth in earning assets when profitable to do so.

During 2002, Flag repaid $8.4 million in fixed-rate advances from the FHLB prior to their original maturity date, incurring a prepayment penalty totaling approximately $266,000. In 2001, Flag repaid approximately $26 million in advances with prepayment penalties totaling approximately $1.1 million. These advances were repaid in both years due to a falling interest-rate environment in which Flag could obtain new borrowings at significantly lower rates.

Flag has entered into a line-of-credit agreement with a bank with a total commitment amount of $11,000,000. The line of credit bears interest at 0.5% below the prime rate and is secured by the common stock of the Bank. Borrowings outstanding at December 31, 2003 were $1,100,000 and the interest rate was 3.5%.

Flag has entered into securities sold under agreements to repurchase which represent obligations to other parties. The obligations are secured by investment securities, and such collateral is held by a safekeeping agent. The maximum amount of outstanding agreements at any month-end during 2003 and 2002 totaled $4,098,000 and $1,436,000, respectively, and the daily average of such agreements totaled $1,975,000 and $1,111,000, respectively. The weighted average cost was 1.37% and 1.36% at December 31, 2003 and 2002, respectively, while the weighted average cost during 2003 and 2002 was approximately 1.35% and 1.36%, respectively.

Flag maintains relationships with correspondent banks that can provide funds on short notice. As of December 31, 2003, Flag has arrangements with a commercial bank for short-term unsecured advances up to $35,000,000.

Asset-Liability Management

The primary objective of Flag’s asset and liability management program is to control exposure to interest- rate risk (the exposure to changes in net interest income due to changes in market interest rates) so as to enhance its earnings and protect its net worth against potential loss resulting from interest rate fluctuations.

Historically, the average term to maturity or repricing (rate changes) of assets (primarily loans and investment securities) has exceeded the average repricing period of liabilities (primarily deposits and borrowings). Table 9 provides information about the amounts of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2003, that are expected to mature, prepay or reprice in each of the future time periods shown (i.e., the interest rate sensitivity). As presented in this table, at December 31, 2003, the liabilities subject to rate changes within one year exceeded Flag’s assets subject to rate changes within one year. Flag’s primary source of funding has been demand deposits (interest-bearing and non-interest bearing) instead of time deposits and wholesale borrowings with longer maturities. This method of funding earning assets has issues concerning interest rate risk, liquidity and profitability, all of which were contemplated and measured by the Company. Flag concluded that this strategy is the most profitable method of funding growth in earning assets of the Company for the foreseeable future and has committed significant sales, marketing and training resources at being successful in this effort. Where interest rate risk is concerned, Flag considered factors such as account size, relationship strength and historical rate levels needed to remain competitive. Generally speaking, it is the opinion of management that these deposits are less sensitive to rate movements than the earning assets they are funding. Flag uses an interest rate simulation model that uses management assumptions and theories regarding rate movements and the impact each movement will have on individual components of the balance sheet. This approach, believed to produce more accurate results than the approach summarized in the following table, indicates that Flag’s balance sheet is, in fact, asset-sensitive, meaning a rising rate environment would have a positive impact on Flag’s net interest income.

Management carefully measures and monitors interest rate sensitivity and believes that its operating strategies offer protection against interest rate risk. As required by various regulatory authorities, Flag’s Board of Directors has established an interest rate risk policy, which sets specific limits on interest rate risk exposure. Adherence to this policy is reviewed by Flag’s executive committee and presented at least annually to the Board of Directors.

Table 9 – Interest Rate Sensitivity Analysis
(dollars in thousands)
	December 31, 2003
	Interest Rate Sensitivity in Months

	Less than 12	13-36	37-60	Over 60	Total
Interest-earning assets:
Loans	$349,367	60,842	48,052	25,519	483,780
Loans held-for-sale	4,234	-	-	-	4,234
Investment securities	74,161	33,595	13,531	16,222	137,509
Interest-bearing deposits in other banks	14,858	-	-	-	14,858
Federal funds sold	7,100	-	-	-	7,100

Total interest-earning assets	449,720	94,437	61,583	41,741	647,481

Interest-bearing liabilities:
Time deposits	170,198	34,126	8,454	546	213,324
NOW and money market accounts	282,261	-	-	-	282,261
Savings accounts	23,898	-	-	-	23,898
Federal Funds purchased	4,097	-	-	-	4,097
Other borrowings	1,100	-	-	-	1,100
FHLB advances	5,000	-	53,000	-	58,000

Total interest-bearing liabilities	486,554	34,126	61,454	546	582,680

Interest rate sensitivity gap	(36,834)	60,311	129	41,195	64,801
Cumulative interest rate sensitivity gap	$(36,834)	23,477	23,606	64,801
Cumulative interest rate sensitivity gap to total assets	(5.2%)	3.3%	3.3%	9.2%

Table 10 represents the expected maturity of investment securities by maturity date and average yields based on amortized cost at December 31, 2003. It should be noted that the composition and maturity/repricing distribution of the investment portfolio is subject to change depending on rate sensitivity, capital needs, and liquidity needs.

	Expected Maturity in Years

	Within 1 Year		After One But Within Five Years		After Five But Within Ten Years		After 10 Years		Totals

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Treasury and agencies	$ 7,496	2.36%	$ 21,916	3.06%	$ 30,518	2.31%	$ -	-	$ 59,930
State, county and municipals	530	3.58%	3,027	4.06%	2,381	4.58%	2,679	4.67%	8,617
Corporate debt securities	503	5.44%	1,509	7.05%	-	-	-	-	2,012
Equity securities	-	-	-	-	-	-	305	-	309
Mortgage-backed securities	13	6.00%	9,426	2.85%	10,046	3.92%	8,079	6.22%	27,564
Trust preferred securities	-	-	-	-	-	-	22,179	7.66%	22,179

	$ 8,542	2.63%	$ 35,878	3.26%	$ 42,945	2.81%	$ 33,242	7.00%	$ 120,611

Liquidity

The objective of liquidity management is to ensure that sufficient funding is available, at reasonable cost, to meet the ongoing operational cash needs of Flag and to take advantage of income-producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of Flag to maintain a sufficient level of liquidity in all expected economic environments. Liquidity is defined as the ability of a bank to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining Flag’s ability to meet the daily cash flow requirements of the Bank’s customers, both depositors and borrowers.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities. Mortgage loans held-for-sale totaled $4.2 million at December 31, 2003, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market. Real estate-construction and commercial loans that mature in one year or less amounted to $77.5 million, or 16.0% of the total loan portfolio at December 31, 2003. Other short-term investments such as federal funds sold are additional sources of liquidity.

The liability section of the balance sheet provides liquidity through depositors’ interest-bearing and non-interest bearing deposit accounts. Federal funds purchased, FHLB advances, other borrowings and securities sold under agreements to repurchase are additional sources of liquidity and represent Flag’s incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet other short-term liquidity needs.

As disclosed in Flag’s consolidated statements of cash flows included in the consolidated financial statements, net cash provided by operating activities was $17.5 million during 2003. The major sources of cash by operating activities were the changes in mortgage loans held-for-sale and net earnings. Net cash used by investing activities was $83.0 million and consisted primarily of an increase in net loans and the purchase of investment securities available-for-sale, partially offset by proceeds from sales and maturities of investment securities available-for-sale. Net cash provided by financing activities was $63.9 million, and consisted mostly of the net change in deposits and the increase in federal funds purchased and repurchase agreements.

The following table presents additional information about Flag’s contractual obligations as of December 31, 2003, which by their terms have maturity and termination dates subsequent to December 31, 2003 (dollars in thousands):

	Next 12	12-36	37-60	More than
	months	months	months	60 months	Totals

Certificates of deposit	$170,198	34,126	8,454	546	213,324
Securities sold under agreements to repurchase	4,098	-	-	-	4,098
Federal Home Loan Bank advances	5,000	-	53,000	-	58,000
Minimum operating lease commitments	468	1,133	1,024	1,513	4,138

In the opinion of management, Flag’s liquidity position at December 31, 2003 is sufficient to meet its expected cash flow requirements. Reference should be made to the consolidated statements of cash flows appearing in the consolidated financial statements for the three-year analysis of the changes in cash and cash equivalents resulting from operating, investing and financing activities.

Off Balance Sheet Arrangements

Flag is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are written conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. Flag’s exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the instrument.

Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Flag uses the same credit policies in making commitments to extend credit as they do for on-balance-sheet instruments. Collateral held for commitments to extend credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

The following table summarizes Flag’s off-balance-sheet financial instruments whose contract amounts represent credit risk as of December 31, 2003:

Commitments to extend credit	$124,342,000
Standby letters of credit	$1,128,000

Capital Resources and Dividends

Stockholders’ equity at December 31, 2003 increased 7.4% to $65.3 million from $60.7 million at December 31, 2002. This increase is largely due to the net earnings of the Company of approximately $6.1 million less approximately $2.0 million in dividends to shareholders.

The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") requires federal banking agencies to take "prompt corrective action" with regard to institutions that do not meet minimum capital requirements. As a result of FDICIA, the federal banking agencies introduced an additional capital measure called the "Tier 1 risk-based capital ratio." The Tier 1 ratio is the ratio of core capital to risk adjusted total assets. Note 12 to the Consolidated Financial Statements presents a summary of FDICIA’s capital tiers compared to Flag’s and the Bank’s actual capital levels. The Bank exceeded all requirements of an "adequately-capitalized" institution at December 31, 2003.

Table 11 – Equity Ratios

	Years Ended December 31,

	2003	2002	2001

Return on average assets	.95%	(.36%)	.72%
Return on average equity	9.64%	(3.39%)	7.12%
Dividend payout ratio	33.35%	N/A	46.27%
Average equity to average assets	9.81%	10.49%	10.04%

Provision for Income Taxes

The provision for income taxes in 2003 was $2.7 million, compared to a benefit for income taxes of $2.0 million in 2002 and a provision for income taxes of $1.8 million in 2001. Flag’s effective tax rates were 30.9%, 52.6% and 27.1% in 2003, 2002 and 2001, respectively. The tax rates for 2003 and 2001 are lower than the statutory federal rate of 34% primarily due to interest income on tax-exempt securities and general business credits. The effective tax rate in 2002 was higher than the federal statutory rate of 34% due to interest income on tax- exempt securities and general business credits. Also, during 2002 the amount of loss before income taxes was lower than the earnings before income taxes in prior years. The effect of tax-exempt interest income and general business credits is greater in years that income (loss) before taxes is lower. See Flag’s consolidated financial statements for an analysis of income taxes.

Impact of Inflation and Changing Prices

The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in relative purchasing power over time due to inflation.

Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than does the effect of inflation. The liquidity and maturity structures of Flag’s assets and liabilities are critical to the maintenance of acceptable performance levels.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board and other standard setting entities that do not require adoption until a future date are not expected to have a material impact on Flag's consolidated financial statements upon adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s net interest income and the fair value of its financial instruments (interest-earning assets and interest-bearing liabilities) are influenced by changes in market interest rates. The Company actively manages its exposure to interest rate fluctuations through policies established by its senior management and Board of Directors. The Company’s senior management implements asset/liability management policies, develops and implements strategies to improve balance sheet positioning and net interest income and regularly assesses the interest rate sensitivity of the Bank.

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

As of December 31, 2003, the Company was in compliance with its ALCO policy. See also "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset-Liability Management."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included herein:

Report of Independent Certified Public Accountants
Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Flag Financial Corporation
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Flag Financial Corporation and subsidiary as of December 31, 2003 and 2002, and the related statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of Flag’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flag Financial Corporation and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/S/ PORTER KEADLE MOORE, LLP

Atlanta, Georgia
January 23, 2004

FLAG FINANCIAL CORPORATION

Consolidated Balance Sheets

December 31, 2003 and 2002

Assets

	2003	2002

	(In Thousands)
Cash and due from banks	$17,454	14,006
Interest-bearing deposits in banks	12,183	6,000
Federal funds sold	7,100	18,304

Cash and cash equivalents	36,737	38,310
Interest-bearing deposits	2,675	12,412
Investment securities available-for-sale	122,565	138,854
Other investments	14,944	6,795
Mortgage loans held-for-sale	4,234	12,606
Loans, net	477,095	374,784
Premises and equipment, net	16,497	21,063
Other assets	29,110	31,307

	$703,857	636,131

Liabilities and Stockholders’ Equity

Deposits:
Demand	$51,087	40,039
Interest-bearing demand	282,261	170,857
Savings	23,898	24,500
Time	131,681	172,107
Time, over $100,000	81,643	102,228

Total deposits	570,570	509,731

Federal funds purchased and repurchase agreements	4,097	1,334
Advances from Federal Home Loan Bank	58,000	58,000
Other borrowings	1,100	-
Other liabilities	4,830	6,317

Total liabilities	638,597	575,382

Commitments

Stockholders’ equity:
Preferred stock (10,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($1 par value, 20,000,000 shares authorized, 9,775,099 and 9,638,501
shares issued in 2003 and 2002, respectively)	9,775	9,639
Additional paid-in capital	24,557	23,463
Retained earnings	39,294	35,225
Accumulated other comprehensive income	1,211	1,999
Less: treasury stock, at cost; 1,246,961 shares in 2003 and 2002	(9,577)	(9,577)

Total stockholders’ equity	65,260	60,749

	$703,857	636,131

See accompanying notes to consolidated financial statements

FLAG FINANCIAL CORPORATION

Consolidated Statements of Operations

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

	(In Thousands Except Per Share Data)

Interest income:
Interest and fees on loans	$30,083	29,424	36,566
Interest on investment securities	5,832	6,989	7,375
Interest-bearing deposits and federal funds sold	619	261	594

Total interest income	36,534	36,674	44,535

Interest expense:
Deposits	9,674	11,264	18,246
Borrowings	873	1,108	2,309

Total interest expense	10,547	12,372	20,555

Net interest income before provision for loan losses	25,987	24,302	23,980
Provision for loan losses	1,321	4,549	2,488

Net interest income after provision for loan losses	24,666	19,753	21,492

Other income:
Service charges on deposit accounts	3,417	3,508	3,891
Gain (loss) on sales of investment securities	136	(341)	-
Mortgage banking activities	4,241	2,902	2,399
Gain on sale of branches	-	-	3,285
Other	2,571	1,326	1,093

Total other income	10,365	7,395	10,668

Other expenses:
Salaries and employee benefits	15,750	18,611	13,946
Professional fees	811	1,796	1,211
Postage, printing and supplies	973	1,019	898
Communications	2,103	1,840	1,702
Occupancy	3,511	3,589	3,764
Other operating	3,054	4,150	4,180

Total other expenses	26,202	31,005	25,701

Earnings (loss) before income taxes and extraordinary item	8,829	(3,857)	6,459

Provision (benefit) for income taxes	2,724	(2,028)	1,753

Earnings (loss) before extraordinary item	6,105	(1,829)	4,706

Extraordinary item – loss on redemption of debt,
net of income tax benefit of $101 in 2002 and $427 in 2001	-	165	696

Net earnings (loss)	$6,105	(1,994)	4,010

Basic earnings (loss) per share:
Basic earnings (loss) before extraordinary item	$.72	(.22)	.60
Extraordinary item	-	(.02)	(.09)

Basic earnings (loss) per share	$.72	(.24)	.51

Diluted earnings (loss) per share:
Diluted earnings (loss) before extraordinary item	$.67	(.22)	.60
Extraordinary item	-	(.02)	(.09)

Diluted earnings (loss) per share	$.67	(.24)	.51

See
See accompanying notes to consolidated financial statements

FLAG FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

	(In Thousands)

Net earnings (loss)	$6,105	(1,994)	4,010

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities
available-for-sale:
Unrealized gains(losses) arising during the period,
net of tax of $385, $291 and $1,169, respectively	(629)	475	1,907
Reclassification adjustment for (gains) losses included
in net earnings (loss), net of tax of $52 in 2003 and $130 in 2002	(84)	211	-
Unrealized gain (loss) on cash flow hedges, net of tax of $46, $183 and $18, respectively	(75)	(299)	(29)

Other comprehensive income (loss)	(788)	387	1,878

Comprehensive income (loss)	$5,317	(1,607)	5,888

See accompanying notes to consolidated financial statements.

FLAG FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2003, 2002 and 2001

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total

	(In Thousands Except Share Data)

Balance, December 31, 2000	8,275,405	$ 8,275	11,348	37,069	(266)	(928)	55,498

Purchase of treasury stock	-	-	-	-	-	(5,517)	(5,517)
Exercise of stock options	2,590	3	7	-	-	-	10
Change in accumulated other
comprehensive income	-	-	-	-	1,878	-	1,878
Net earnings	-	-	-	4,010	-	-	4,010
Dividends declared	-	-	-	(1,856)	-	-	(1,856)

Balance, December 31, 2001	8,277,995	8,278	11,355	39,223	1,612	(6,445)	54,023

Sale of common stock	1,272,000	1,272	10,435	-	-	-	11,707
Sale of warrants	-	-	1,236	-	-	-	1,236
Purchase of treasury stock	-	-	-	-	-	(3,132)	(3,132)
Exercise of stock options	88,506	89	437	-	-	-	526
Change in accumulated other
comprehensive income	-	-	-	-	387	-	387
Net loss	-	-	-	(1,994)	-	-	(1,994)
Dividends declared	-	-	-	(2,004)	-	-	(2,004)

Balance, December 31, 2002	9,638,501	9,639	23,463	35,225	1,999	(9,577)	60,749

Sale of common stock	12,000	12	126	-	-	-	138
Sale of warrants	-	-	12	-	-	-	12
Exercise of stock options	124,598	124	956	-	-	-	1,080
Change in accumulated other
comprehensive income	-	-	-	-	(788)	-	(788)
Net earnings	-	-	-	6,105	-	-	6,105
Dividends declared	-	-	-	(2,036)	-	-	(2,036)

Balance, December 31, 2003	9,775,099	$ 9,775	24,557	39,294	1,211	(9,577)	65,260

See accompanying notes to consolidated financial statements

FLAG FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

	(In Thousands)
Cash flows from operating activities:
Net earnings (loss)	$6,105	(1,994)	4,010
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation, amortization and accretion	3,000	2,265	2,706
Provision for loan losses	1,321	4,549	2,488
Deferred tax expense (benefit)	3,168	(1,947)	(1,159)
Gain on sale of branches	-	-	(3,285)
(Gain)loss on sales of securities	(136)	341	-
Gain on sale of other real estate	(118)	(128)	-
(Gain) loss on disposal of premises and equipment	(936)	912	-
Change in:
Mortgage loans held-for-sale	8,372	(6,152)	(2,333)
Other assets and liabilities	(3,276)	(4,634)	5,862

Net cash provided (used) by operating activities	17,500	(6,788)	8,289

Cash flows from investing activities (net of effect of branch sales and acquisitions):
Net change in interest-bearing deposits	9,737	(12,252)	3,291
Proceeds from sales and maturities of securities available-for-sale	105,263	74,196	41,496
Proceeds from sale of other investments	1,021	154	-
Purchases of other investments	(9,170)	(1,114)	(474)
Purchases of securities available-for-sale	(90,858)	(80,471)	(69,142)
Net change in loans	(103,633)	(12,738)	(2,953)
Proceeds from sales of real estate	1,938	-	1,194
Purchases of premises and equipment	(898)	(2,061)	(1,609)
Proceeds from sale of premises and equipment	4,359	-	-
Cash acquired in branch acquisition, net of premium paid	-	84,167	-
Cash paid in branch sale	-	-	(18,749)
Cash paid in business acquisition	(735)	(1,405)	-

Net cash (used) provided by investing activities	(82,976)	48,476	(46,946)

Cash flows from financing activities (net of effect of branch sales and acquisitions):
Net change in deposits	60,838	(27,400)	15,956
Change in federal funds purchased and repurchase agreements	2,763	(18,001)	17,340
Change in other borrowings	1,100	(5,000)	3,500
Proceeds from FHLB advances	5,000	53,000	40,000
Payments of FHLB advances	(5,000)	(34,448)	(32,525)
Proceeds from exercise of stock options	1,080	526	10
Purchase of treasury stock	-	(3,132)	(5,517)
Proceeds from sale of common stock and warrants	150	12,943	-
Cash dividends paid	(2,028)	(1,944)	(1,902)

Net cash provided (used) by financing activities	63,903	(23,456)	36,862

Net change in cash and cash equivalents	(1,573)	18,232	(1,795)
Cash and cash equivalents at beginning of year	38,310	20,078	21,873

Cash and cash equivalents at end of year	$36,737	38,310	20,078

FLAG FINANCIAL CORPORATION

Consolidated Statements of Cash Flows, continued

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

	(In Thousands)
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$11,005	12,814	20,820
Income taxes	$1,251	-	1,910

Supplemental schedule of noncash investing and financing activities:
Real estate acquired through foreclosure	$2,624	2,372	1,627
Change in unrealized gain/loss on securities available-for-sale, net of tax	$(629)	480	1,907
Increase (decrease) in dividends payable	$8	60	(46)
Deposit liabilities assumed in branch acquisition	$-	96,549	-
Assets acquired in branch acquisition, other than cash
and cash equivalents	$-	8,221	-
Assets disposed of in branch sale	$-	-	14,858

See accompanying notes to consolidated financial statements.

FLAG FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(1)   Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of Flag Financial Corporation ("Flag") and its wholly-owned subsidiary, Flag Bank (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation. Flag is a bank holding company formed in 1994 whose business is conducted by the Bank. Flag is subject to regulation under the Bank Holding Company Act of 1956. The Bank is primarily regulated by the Georgia Department of Banking and Finance ("DBF") and the Federal Deposit Insurance Corporation ("FDIC"). The Bank provides a full range of commercial, mortgage and consumer banking services in West-Central and Middle Georgia and metropolitan Atlanta, Georgia.

The accounting principles followed by Flag and its subsidiary, and the methods of applying these principles, conform with accounting principles generally accepted in the United States of America ("GAAP") and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowances associated with the realization of deferred tax assets which are based on future taxable income.

Cash and Cash Equivalents
Cash equivalents include amounts due from banks, interest-bearing demand deposits with banks and federal funds sold. Generally, federal funds are sold for one-day periods. As of December 31, 2003 and 2002, the Company maintained cash balances with financial institutions totaling $11,200,000 and $5,500,000, respectively, that exceeded federal deposit insurance limits. Reserve requirements maintained with the Federal Reserve Bank totaled $680,000 and $730,000 at December 31, 2003 and 2002 , respectively .

Investment Securities
Flag classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are securities held for the purpose of generating profits on short-term differences in price. Securities held-to-maturity are those securities for which Flag has the ability and intent to hold to maturity. All other securities are classified as available-for-sale. As of December 31, 2003 and 2002, all of Flag’s investment securities were classified as available-for-sale.

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

FLAG FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(1)   Summary of Significant Accounting Policies, continued
Other Investments
Other investments include Federal Home Loan Bank ("FHLB") stock, other equity securities with no readily determinable fair value, an investment in a limited partnership and a note receivable. Flag owns a 43% interest in a limited partnership, which invests in multi-family real estate and passes low-income housing credits to the investors. Flag recognizes these tax credits in the year received. The note receivable, purchased in 2003, is from a joint venture among two super-regional banks and a large investment bank. The joint venture specializes in underwriting and pooling trust-preferred securities and offering for investment traunches that are differentiated by their claim on the cash flow from the pool of securities. Each traunch's interest rate is relative to its position in the pool. Flag's note is subordinate to several traunches that have obtained credit ratings, but senior to the material interest of the joint venture. These investments are carried at cost, which approximates fair value.

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

Loans and Interest Income
Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding unpaid principal balances, net of the allowance for loan losses, deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

Flag considers a loan impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate or at the loan's observable market price, or the fair value of the collateral of the loan if the loan is collateral dependent. Interest income from impaired loans is recognized using a cash basis method of accounting during the time within that period in which the loans were impaired. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful.

Allowance for Loan Losses
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

FLAG FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(1)   Summary of Significant Accounting Policies, continued
Allowance for Loan Losses, continued
     Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Flag's allowance for loan losses. Such agencies may require Flag to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of Flag’s assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the ability to realize the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

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

FLAG FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(1)   Summary of Significant Accounting Policies, continued
Stock-Based Compensation
At December 31, 2003, Flag sponsors stock-based compensation plans, which are described more fully in Note 11. Flag accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" , and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if Flag had applied the fair value recognition provisions of Statement of Financing Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" , to stock-based employee compensation (in thousands, except per share amounts).

	Year Ended December 31,
	2003	2002	2001

Net earnings (loss) as reported	$6,105	(1,994)	4,010

Deduct: Total stock-based employee
compensation expense determined under
fair-value based method for all awards,
net of tax	(347)	(1,839)	(880)

Pro forma net earnings (loss)	$5,758	(3,833)	3,130

Basic earnings (loss) per share:

As reported	$.72	(.24)	.51

Pro forma	$.68	(.47)	.40

Diluted earnings (loss) per share:

As reported	$.67	(.24)	.51

Pro forma	$.64	(.47)	.40

Net Earnings Per Common Share
Flag is required to report earnings per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants on the face of the statements of operations. Basic earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. Additionally, Flag must reconcile the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share". Antidilutive stock options and warrants have not been included in the diluted earnings per share calculations. Antidilutive stock options and warrants totaled 127,625, 2,152,427, and 603,624 as of December 31, 2003, 2002 and 2001, respectively. For 2002, the potential effect of outstanding options and warrants would be antidilutive, and therefore is not presented. Earnings per common share amounts for the years ended December 31, 2003 and 2001 are as follows (in thousands, except share and per share amounts):

FLAG FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(1)       Summary of Significant Accounting Policies, continued
Net Earnings Per Common Share, continued

For the Year Ended December 31, 2003
	Net Earnings	Common Share	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings per share	$6,105	8,471,009	$0.72

Effect of dilutive securities - stock options
and warrants	-	592,314	(.05)

Diluted earnings per share	$6,105	9,063,323	$0.67

For the Year Ended December 31, 2001	Net Earnings	Common Share	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings per share	$4,010	7,808,001	$0.51

Effect of dilutive securities - stock options	-	35,695	-

Diluted earnings per share	$4,010	7,843,696	$0.51

Derivative Instruments and Hedging Activities
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

Accumulated Other Comprehensive Income
At December 31, 2003 and 2002, accumulated other comprehensive income consisted of net unrealized gains on investment securities available-for-sale of $1,211,000 and $1,924,000, respectively; and net gains on derivatives of $75,000 in 2002.

Goodwill and Intangible Assets
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

FLAG FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(1)   Summary of Significant Accounting Policies, continued
Recent Accounting Pronouncements
In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. The provisions of FIN 46 are effective immediately for all variable interest entities created after January 31, 2003 and, for the first fiscal year or interim period beginning after June 15, 2003, for variable interest entities in which an enterprise holds variable interest that it acquired before February 1, 2003. Flag believes that the adoption of FIN 46 will not have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"), which changes the accounting for certain financial instruments that have characteristics of liabilities and equity. SFAS 150, which is effective for interim periods beginning after June 15, 2003, requires that those instruments be classified as liabilities in statements of financial position. Flag believes that the adoption of SFAS 150 will not have a material impact on its financial position or results of operations.

Reclassifications
Certain reclassifications have been made to the 2002 and 2001 financial statements to conform with classifications for 2003.

(2)   Business Combinations
Branch Purchases
On November 8, 2002, Flag acquired the Atlanta banking facilities of Encore Bank ("Encore Branches") for a total purchase price of $12,905,000, which was all paid in cash. The results of the Encore Branches have been included in the consolidated financial statements since that date. The Encore Branches provide an excellent platform for Flag to continue the metro Atlanta expansion strategy.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (in thousands):

Cash	$96,767
Premises and equipment	8,059
Deposit intangible	900
Goodwill	5,214

Total assets acquired	110,940

Deposits	97,817
Accrued interest payable	218

Total liabilities assumed	98,035

Net assets acquired	$12,905

The deposit intangible is subject to amortization and has a weighted-average useful life of approximately ten years. The goodwill recorded is expected to be fully deductible for tax purposes.

FLAG FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(2)   Business Combinations, continued
Other Acquisitions and Dispositions
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

The aggregate purchase price paid for BCG was $1,405,000 in cash paid at closing and an additional $1,500,000 that may be earned up to three years from the date of closing, payable based on the future performance of BCG. During 2003, the performance of BCG was sufficient to cause a payment of $735,000. This payment and any future payments increase the amount of goodwill recorded by Flag at the time that they are paid.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition (amounts in thousands):

Premises and equipment	$130
Goodwill	1,275

Total assets acquired	$1,405

The goodwill recorded is expected to be fully deductible for tax purposes.

During 2001, Flag sold the loans, deposits and property of its branches in McRae and Milan, Georgia and recognized a gain of approximately $3,285,000.

Intangible Assets and Goodwill
As a result of these business combinations, Flag has recorded intangible assets. As of December 31, 2003 and 2002, Flag had recorded deposit intangible assets that are subject to amortization totaling $900,000 with accumulated amortization of $105,000 and $15,000, respectively. Flag recognized amortization expense on this intangible of $90,000 and $15,000 during the years ended December 31, 2003 and 2002, respectively.

The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows (amounts in thousands):

	2003	2002

Balance as of January 1, 2003	$14,393	7,904
Goodwill acquired during the year	735	6,489

Balance as of December 31, 2003	$15,128	14,393

FLAG FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(2) Business Combinations, continued
     Intangible Assets and Goodwill, continued
The majority of the goodwill recorded as of January 1, 2002, resulted from Flag’s adoption of SFAS No. 147 and this amount resulted from previously recognized unidentified intangible assets reclassified as goodwill. Flag tests its goodwill for impairment on an annual basis using the expected present value of future cash flows. Flag initially applied SFAS No. 141 and 142 on January 1, 2002. The pro forma effect of the adoption of these statements is shown in the table below (amounts in thousands, except per share amounts):

	2003	2002	2001

Reported net earnings (loss)	$6,105	(1,994)	4,010
Add back goodwill amortization	-	-	515

Adjusted net earnings (loss)	$6,105	(1,994)	4,525

Basic earnings per share:
Reported net earnings (loss)	$.72	(.24)	.51
Goodwill amortization	-	-	.07

	$.72	(.24)	.58

Diluted earnings per share:
Reported net earnings (loss)	$.67	(.24)	.51
Goodwill amortization	-	-	.07

	$.67	(.24)	.58

(3)   Investment Securities
Investment securities available-for-sale at December 31, 2003 and 2002 are summarized as follows (in thousands):

	December 31, 2003

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasuries and agencies	$59,930	432	1	60,361
State, county and municipals	8,617	411	-	9,028
Equity securities	309	3	74	238
Mortgage-backed securities	27,564	531	41	28,054
Corporate debt securities	2,012	131	-	2,143
Trust preferred securities	22,179	562	-	22,741

	$120,611	2,070	116	122,565

	December 31, 2002
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasuries and agencies	$23,065	512	-	23,577
State, county and municipals	9,590	383	1	9,972
Equity securities	416	72	54	434
Mortgage-backed securities	85,290	1,497	3	86,784
Collateralized mortgage obligations	2,024	177	-	2,201
Trust preferred securities	15,366	520	-	15,886

	$135,751	3,161	58	138,854

FLAG FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(3)   Investment Securities, continued
Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2003 are summarized as follows (in thousands):

	Less than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasuries and agencies	$10,168	1	-	-	10,168	1
Equity securities	1	3	234	71	235	74
Mortgage-backed securities	6,786	41	-	-	6,786	41

	$16,955	45	234	71	17,189	116

At December 31, 2003, unrealized losses in the investment portfolio related to debt and equity securities. The unrealized losses on the debt and equity securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades where the repayment sources of principal and interest are largely backed by the U.S. Government. At December 31, 2003, 1 out of 44 securities issued by state and political subdivisions contained unrealized losses while 15 out of 74 securities issued by U.S. Government agencies and Government sponsored corporations, including mortgage-backed securities, contained unrealized losses.

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2003, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value

U.S. Treasuries and agencies, state, county
and municipals and corporate debt:
Within 1 year	$8,529	8,583
1 to 5 years	26,452	27,021
5 to 10 years	32,899	33,146
More than 10 years	2,679	2,782
Equity securities	309	238
Mortgage-backed securities	27,564	28,054
Trust preferred securities	22,179	22,741

	$120,611	122,565

Proceeds from sales of securities available-for-sale during 2003, 2002 and 2001 totaled approximately $24,266,000, $17,723,000 and $306,000, respectively. Gross gains of approximately $209,000 and $72,000 and gross losses of approximately $73,000 and $413,000 were realized on those sales during 2003 and 2002, respectively. No gain or loss was realized on sales during 2001.

Securities and interest-bearing deposits with a carrying value of approximately $84,207,000 and $103,853,000 at December 31, 2003 and 2002, respectively, were pledged to secure advances from the FHLB, U.S. Government and other public deposits.

FLAG FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(4)   Loans
Major classifications of loans at December 31, 2003 and 2002 are summarized as follows (in thousands):

	2003	2002

Commercial, financial and agricultural	$50,435	56,052
Real estate - construction	100,108	68,189
Real estate - mortgage	315,610	240,162
Installment loans to individuals	17,287	15,848
Lease financings	340	1,421

Gross loans	483,780	381,672
Less allowance for loan losses	6,685	6,888

	$477,095	374,784

Flag concentrates its lending activities in the origination of permanent residential mortgage loans, permanent residential construction loans, commercial mortgage loans, commercial business loans, and consumer installment loans. The majority of Flag’s real estate loans are secured by real property located in West-Central and Middle Georgia and metropolitan Atlanta, Georgia.

            Flag has recognized impaired loans of approximately $5,393,000 and $1,513,0000 at December 31, 2003 and 2002, respectively, with a total allowance for loan losses related to these loans of approximately $1,165,000 and $910,000, respectively. The average balance of impaired loans was approximately $5,141,000, $4,236,000, $3,650,000 during 2003, 2002 and 2001, respectively. Interest income on impaired loans of approximately $143,000, $88,000, and $480,000 was recognized for cash payments received in 2003, 2002 and 2001, respectively.

Activity in the allowance for loan losses is summarized as follows for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001

Balance at beginning of year	$6,888	7,348	6,583
Provisions charged to operations	1,321	4,549	2,488
Loans charged off	(1,906)	(5,569)	(2,063)
Recoveries on loans previously charged off	382	560	340

Balance at end of year	$6,685	6,888	7,348

Mortgage loans secured by 1-4 family residences totaling approximately $47,461,000 and $50,700,000 were pledged as collateral for outstanding FHLB advances as of December 31, 2003 and 2002, respectively.

FLAG FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(5)   Premises and Equipment
Premises and equipment at December 31, 2003 and 2002 are summarized as follows (in thousands):
	2003	2002

Land and land improvements	$4,617	6,311
Buildings and improvements	14,161	15,832
Furniture and equipment	14,783	16,478

	33,561	38,621
Less accumulated depreciation	17,064	17,558

	$16,497	21,063

Depreciation expense approximated $2,042,000, $2,037,000 and $2,273,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

During the year ended December 31, 2003, Flag sold certain premises and equipment resulting in a gain of approximately $936,000, which is included in other income. During the year ended December 31, 2002, Flag sold and wrote down certain premises and equipment resulting in a loss of approximately $912,000, which is included in other operating expense.

(6)   Time Deposits
At December 31, 2003, contractual maturities of time deposits are summarized as follows (in thousands):

Year ending December 31,

2004	$170,198
2005	24,384
2006	9,742
2007	6,711
2008	1,743
Thereafter	546

$213,324

(7)   Advances from Federal Home Loan Bank
Advances from FHLB are collateralized by FHLB stock, certain investment securities and certain first mortgage loans. Advances from FHLB outstanding at December 31, 2003 mature and bear fixed and variable interest rates as follows (in thousands):

Maturing In
	Amount	Interest Rate

2004	$5,000	Variable
2007	53,000	1.22% -1.59%

	$58,000	1.22%-1.59%

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

FLAG FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(8)   Other Borrowings
Other borrowings as of December 31, 2003 consisted of a line of credit with a bank with a total commitment amount of $11,000,000. The line of credit bears interest at 0.5% below the prime rate, is secured by the common stock of the Bank and has various covenants and restrictions. Borrowings outstanding at December 31, 2003 were $1,100,000 and the interest rate was 3.5%. Management believes that Flag and the Bank were in compliance with all covenants and restrictions at December 31, 2003.

Flag has entered into securities sold under agreements to repurchase which represent obligations to other parties. The obligations are secured by investment securities, and such collateral is held by a safekeeping agent. The maximum amount of outstanding agreements at any month-end during 2003 and 2002 totaled $4,098,000 and $1,436,000, respectively, and the daily average of such agreements totaled $1,975,000 and $1,111,000, respectively. The weighted average cost was 1.37% and 1.36% at December 31, 2003 and 2002, respectively, while the weighted average cost during 2003 and 2002 was approximately 1.35% and 1.36%, respectively.

(9)   Income Taxes
The following is an analysis of the components of income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 (in thousands):
	2003	2002	2001

Current	$(444)	(81)	2,912
Deferred	3,168	(1,947)	(1,159)

	$2,724	(2,028)	1,753

 The differences between income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate to earnings (loss) before taxes for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):

	2003	2002	2001

Pretax income (loss) at statutory rate	$3,002	(1,311)	2,196
Add (deduct):
Tax-exempt interest income	(245)	(316)	(309)
State income taxes, net of federal effect	130	(343)	258
Increase in cash surrender value of life insurance	(55)	(63)	(52)
General business credits	(120)	(42)	(123)
Other	12	47	(217)

	$2,724	(2,028)	1,753

FLAG FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(9)   Income Taxes, continued
The following summarizes the net deferred tax asset. The deferred tax asset is included as a component of other assets at December 31, 2003 and 2002 (in thousands).
	2003	2002

Deferred tax assets:
Allowance for loan losses	$2,537	2,615
Net operating loss carryforwards and credits	515	2,601
Nondeductible interest on non-accrual loans	177	139
Nondeductible expenses	257	313
Nondeductible loss	74	138
Other	268	417

Total gross deferred tax assets	3,828	6,223

Deferred tax liabilities:
Premises and equipment	239	400
Unrealized gain on cash flow hedges	-	46
Tax installment sale	356	-
Goodwill	877	270
Unrealized gain on securities available-for-sale	742	1,179
Other	40	23

Total gross deferred tax liabilities	2,254	1,918

Net deferred tax asset	$1,574	4,305

As of December 31, 2003, Flag had state net operating loss carryforwards totaling approximately $818,000 that will begin to expire in 2017 unless previously utilized.

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

(10)   Stockholders’ Equity
During 2002, the Company authorized a private placement of its capital securities under Rule 506 of the Securities Act of 1933 covering 1,300,000 shares and 1,300,000 warrants to purchase common stock. Under the terms of this private placement, the Company sold 12,000 in 2003 and 1,272,000 in 2002 shares of common stock at a price between $9.10 to $11.50 per share. The proceeds of this offering were used for general corporate purposes.

Shares of preferred stock may be issued from time to time in one or more series as established by resolution of the Board of Directors of Flag, up to a maximum of 10,000,000 shares. Each resolution shall include the number of shares issued, preferences, special rights and limitations as determined by the Board.

FLAG FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(11)   Employee and Director Benefit Plans
Defined Contribution Plan
Flag sponsors the Flag Financial Profit Sharing Thrift Plan that is qualified pursuant to IRC section 401(k). The plan allows eligible employees to defer a portion of their income by making contributions into the plan on a pretax basis. The plan provides a matching contribution based on a percentage of the amount contributed by the employee. The plan also provides that the Board of Directors may make discretionary profit-sharing contributions up to 15% of eligible compensation to the plan. The plan allows participants to direct up to 75% of their account balance and/or contributions to be invested in the common stock of Flag. The trustee of the plan is required to purchase the Flag stock at market value and may not acquire more than 25% of the issued and outstanding shares. During the years ended December 31, 2003, 2002 and 2001, the Company contributed approximately $475,000, $430,000 and $420,000, respectively, to this plan under its matching provisions.

Directors’ Retirement Plan
The Bank sponsors a defined contribution postretirement benefit plan to provide retirement benefits to certain of their Board of Directors and to provide death benefits for their designated beneficiaries. Under this plan, the Bank purchased split-dollar whole life insurance contracts on the lives of each Director. The increase in cash surrender value of the contracts, less the Bank’s cost of funds, constitutes their contribution to the plan each year. In the event the insurance contracts fail to produce positive returns, the Bank has no obligation to contribute to the plan. At December 31, 2003 and 2002, the cash surrender value of the insurance contracts was approximately $4,603,000 and $4,629,000, respectively. Expenses incurred for benefits were approximately $6,000 during 2003 and 2002 and $8,250 during 2001.

Stock Option Plan and Warrants
Flag sponsors an employee stock incentive plan and a director stock incentive plan. The plans were adopted for the benefit of directors and key officers and employees in order that they may purchase Flag stock at a price equal to the fair market value on the date of grant. A total of 1,314,000 shares were reserved for possible issuance under the employee plan and approximately 267,000 shares were reserved under the director plan. The options generally vest over a four-year period and expire after ten years.

In connection with the Company’s private placement, warrants for 12,000 and 1,236,000 shares were issued for the purchases of common stock for $1 per warrant during 2003 and 2002, respectively. The warrants allow each holder to purchase one additional share of common stock for each share purchased in connection with the private placement and were issued as of the date of issuance of common stock sold in the private placement. The warrants will be exercisable for a period of ten years following issuance at prices ranging from $9.10 to $11.50 per share.

A summary of activity in the warrants and stock option plans is presented below:
	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Price		Price		Price
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Outstanding, beginning of year	2,152,427	$9.21	998,095	$9.22	949,949	$9.48
Granted during the year	23,100	12.91	1,415,000	9.12	90,250	6.93
Cancelled during the year	(28,014)	11.37	(172,162)	10.25	(39,514)	9.20
Exercised during the year	(117,098)	7.78	(88,506)	5.94	(2,590)	3.47

Outstanding, end of year	2,030,415	$9.30	2,152,427	$9.21	998,095	$9.22

FLAG FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(11)   Employee and Director Benefit Plans, continued
Stock Option Plan and Warrants, continued

A summary of options and warrants outstanding as of December 31, 2003 is presented below:

		Weighted		Options	Weighted
Options	Range of	Average		and Warrants	Average
and Warrants	Price per	Price	Years	Currently	Price
Outstanding	Share	Per Share	Remaining	Exercisable	Per Share

24,500	$ 4.50 – 6.75	6.08	5	16,938	$ 6.05
1,730,859	6.76 – 10.00	8.79	9	1,663,478	8.86
275,056	10.58 – 14.55	12.82	6	254,984	12.84

2,030,415	$ 4.50-14.55	$ 9.30	8	1,935,400	$ 9.36

     The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions: dividend yield of 1.82%, volatility of .2496 to .9803; risk free interest rate ranging from 3.29% to 4.26% and an expected life of 5 years. The weighted average grant-date fair value of options and warrants granted in 2003, 2002 and 2001 was $3.60, $1.82 and $1.79, respectively.

(12)   Regulatory Matters
Flag and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, action by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

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

FLAG FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(12)   Regulatory Matters, continued

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(000’s)		(000’s)		(000’s)
As of December 31, 2003:
Total Capital (to Risk Weighted Assets)
Flag consolidated	$57,871	10.46%	$44,260	8.00%	N/A	N/A
Flag Bank	$53,109	9.59%	$44,304	8.00%	$55,379	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Flag consolidated	$51,186	9.25%	$22,134	4.00%	N/A	N/A
Flag Bank	$46,424	8.38%	$22,159	4.00%	$33,239	6.00%
Tier 1 Capital (to Average Assets)
Flag consolidated	$51,186	7.46%	$27,446	4.00%	N/A	N/A
Flag Bank	$46,424	6.81%	$27,268	4.00%	$34,085	5.00%

As of December 31, 2002:
Total Capital (to Risk Weighted Assets)
Flag consolidated	$51,551	11.3%	$36,347	8.00%	N/A	N/A
Flag Bank	$46,088	10.2%	$36,103	8.00%	$45,129	10.0%
Tier 1 Capital (to Risk Weighted Assets)
Flag consolidated	$45,910	10.1%	$18,173	4.00%	N/A	N/A
Flag Bank	$40,447	9.0%	$18,052	4.00%	$27,078	6.0%
Tier 1 Capital (to Average Assets)
Flag consolidated	$45,910	7.6%	$24,127	4.00%	N/A	N/A
Flag Bank	$40,447	6.8%	$23,779	4.00%	$29,724	5.0%

Banking regulations limit the amount of dividends the Bank can pay to Flag without prior regulatory approval. These limitations are a function of excess regulatory capital and net earnings in the year the dividend is declared. In 2004, the Bank can pay dividends of approximately $3,000,000 without prior regulatory approval.

(13)   Commitments
During the fourth quarter of 2003, Flag signed a letter of intent to sell its Thomaston, Georgia branch and expects to complete the sale in the first quarter of 2004. Included in the sale are the loans and deposits of the branch which totaled $18.7 million and $37.1 million, respectively, at December 31, 2003.

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

Commitments to originate first mortgage loans and to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. The Bank’s loans are primarily collateralized by residential and other real properties, automobiles, savings deposits, accounts receivable, inventory and equipment.

FLAG FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(13)   Commitments, continued
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

Flag’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. All standby letters of credit are secured at December 31, 2003 and 2002.

	2003	2002

Financial instruments whose contract amounts
represent credit risk (in thousands):
Commitments to extend credit	$124,342	53,621
Standby letters of credit	$1,128	1,245

In connection with its private placement of common stock, Flag agreed to guarantee loans used to fund the purchase of stock and warrants by certain employees. Amounts guaranteed at December 31, 2003 and 2002 approximate $1,595,000 and $2,427,000, respectively, and are collateralized by the stock and warrants purchased.

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

Derivative instruments that are used as part of Flag’s interest rate risk-management strategy include interest rate contracts. As a matter of policy, Flag does not use highly leveraged derivative instruments for interest rate risk management. During 2001, Flag settled a previously outstanding interest rate contract. The gain realized upon settlement is being recognized over the original life of the contract, which expired during 2003.

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

FLAG FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(13)   Commitments, continued
Flag’s derivative activities are monitored by its asset/liability management committee as part of that committee’s oversight of Flag’s asset/liability and treasury functions. Flag’s asset/liability committee is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the overall interest-rate risk management.

For the years ended December 31, 2003, 2002 and 2001, there were no material amounts recognized which represented the ineffective portion of cash flow hedges. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

(14)   Related Party Transactions
Flag conducts transactions with its directors and executive officers, including companies in which they have beneficial interest, in the normal course of business. It is the policy of Flag that loan transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time for comparable loans to other persons. The following is a summary of activity for related party loans for 2003 (in thousands).

Balance at December 31, 2002	$2,721
New loans	942
Repayments	(1,338)
Changes in directors and executive officers, net	965

Balance at December 31, 2003	$3,290

At December 31, 2003, deposits from directors, executive officers and their related interests aggregated approximately $4,581,000. These deposits were taken in the normal course of business at market interest rates.

FLAG FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(15)   Flag Financial Corporation (Parent Company Only) Financial Information

Balance Sheets

December 31, 2003 and 2002

Assets	2003	2002

	(In Thousands)

Cash	$771	2,880
Investment securities	8,614	1,276
Investment in subsidiary	60,444	55,268
Other assets	2,700	1,840

	$72,529	61,264

Liabilities and Stockholders’ Equity

Accounts payable and accrued expenses	$598	515
Other borrowings	6,671	-
Stockholders’ equity	65,260	60,749

	$72,529	61,264

Statements of Operations

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

	(In Thousands)
Income:
Dividend income from subsidiary	$-	5,021	3,250
Interest income	572	5	5
Other	-	2	3

Total income	572	5,028	3,258

Operating expenses:
Interest expense	181	42	93
(Gain) loss on sale of investments	(125)	380	-
Other	209	851	200

Total operating expenses	265	1,273	293

Earnings before income tax (expense) benefit and dividends
received in excess of earnings of subsidiary and equity in
undistributed earnings of subsidiary	307	3,755	2,965

Income tax (expense) benefit	(113)	209	107

Earnings before dividends received in excess of earnings of
subsidiary and equity in undistributed earnings of
subsidiary	194	3,964	3,072

Dividends received in excess of earnings of subsidiary	-	(5,958)	-
Equity in undistributed earnings of subsidiary	5,911	-	938

Net earnings (loss)	$6,105	(1,994)	4,010

FLAG FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(15) Flag Financial Corporation (Parent Company Only) Financial Information, continued

Statements of Cash Flows

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

	(In Thousands)
Cash flows from operating activities:
Net earnings (loss)	$6,105	(1,994)	4,010
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	-	3	15
(Gain) loss on investments	(125)	380	-
Write down of premises and equipment	-	29	-
Dividends received in excess of earnings of subsidiaries	-	5,958	-
Equity in undistributed earnings of subsidiaries	(5,911)	-	(938)
Change in other assets and liabilities	(754)	(1,162)	(1,020)

Net cash (used) provided by operating activities	(685)	3,214	2,067

Cash flows from investing activities:
Purchase of investment securities	(8,100)	(50)	(450)
Proceeds from sale and maturity of investment securities	803	117	34
Proceeds from sale of equipment to subsidiary	-	-	2,590
Investment in subsidiary	-	(4,500)	-

Net cash (used) provided by investing activities	(7,297)	(4,433)	2,174

Cash flows from financing activities:
Proceeds from issuance of common stock	138	11,707	-
Proceeds from issuance of warrants	12	1,236
Change in other borrowings	6,671	(5,000)	3,500
Proceeds from exercise of stock options	1,080	526	10
Purchase of treasury stock	-	(3,132)	(5,517)
Cash dividends paid	(2,028)	(1,944)	(1,902)

Net cash provided (used) by financing activities	5,873	3,393	(3,909)

Net change in cash	(2,109)	2,174	332

Cash at beginning of year	2,880	706	374

Cash at end of year	$771	2,880	706

FLAG FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(16)   Quarterly Operating Results (Unaudited)

The following is a summary of the unaudited condensed consolidated quarterly operating results of Flag for the years ended December 31, 2003 and 2002 (amounts in thousands, except per share amounts):

	2003

	Quarter Ended
	Dec. 31	Sept. 30	June 30	March 31

Interest income	$9,461	9,267	8,725	9,081
Interest expense	2,608	2,490	2,606	2,843

Net interest income	6,853	6,777	6,119	6,238
Provision for loan losses	375	375	315	256

Net interest income after provision	6,478	6,402	5,804	5,982
Non-interest income	2,042	2,332	3,538	2,453
Non-interest expense	6,327	6,503	7,083	6,289

Earnings before income taxes	2,193	2,231	2,259	2,146
Provision for income taxes	664	685	736	639

Net earnings	$1,529	1,546	1,523	1,507

Basic earnings per share	$0.18	0.18	0.18	0.18

Diluted earnings per share	$0.17	0.17	0.17	0.17

Weighted average shares outstanding	9,121	9,164	9,130	8,875

	2002

	Quarter Ended
	Dec. 31	Sept. 30	June 30	March 31

Interest income	$9,117	9,611	9,116	8,830
Interest expense	2,978	2,866	2,882	3,646

Net interest income	6,139	6,745	6,234	5,184
Provision for loan losses	150	195	150	4,054

Net interest income after provision	5,989	6,550	6,084	1,130
Non-interest income	2,042	1,984	1,833	1,536
Non-interest expense	6,362	6,440	6,239	11,964

Earnings (loss) before income taxes and extraordinary item	1,669	2,094	1,678	(9,298)
Provision for income taxes	367	656	376	(3,427)

Earnings (loss) before extraordinary item	1,302	1,438	1,302	(5,871)
Extraordinary item	-	-	-	165

Net earnings (loss)	$1,302	1,438	1,302	(6,036)

Basic and diluted earnings (loss) per
share	$.16	.17	.16	(.78)

Weighted average shares outstanding	8,391	8,393	8,260	7,750

FLAG FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(17)   Fair Value of Financial Instruments
Flag is required to disclose fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of Flag’s financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of Flag or the Bank, but rather a good-faith estimate of the increase or decrease in value of financial instruments held by Flag since purchase, origination or issuance.

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

Federal Funds Purchased, Repurchase Agreements and Other Borrowings
For federal funds purchased, repurchase agreements and other borrowings, the carrying amount is a reasonable estimate of fair value.

Federal Funds Purchased, Repurchase Agreements and Other Borrowings
For federal funds purchased, repurchase agreements and other borrowings, the carrying amount is a reasonable estimate of fair value.

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

FLAG FINANCIAL CORPORATION

Notes to Consolidated Financial Statements, continued

(17)   Fair Value of Financial Instruments, continued
Interest Rate Contracts
     The fair value of interest rate contracts is obtained from dealer quotes. These values represent the amount the Company would receive to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.

Limitations
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.These estimates do not reflect any premium or discount that could result from offering for sale at one time Flag’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of Flag’s financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

The carrying amount and estimated fair values of Flag’s financial instruments at December 31, 2003 and 2002 are as follows (in thousands):

	2003		2002
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and cash equivalents	$36,737	36,737	38,310	38,310
Interest-bearing deposits	2,675	2,675	12,412	12,412
Investment securities available-for-sale	122,565	122,565	138,854	138,854
Other investments	14,944	14,944	6,795	6,795
Mortgage loans held-for-sale	4,234	4,234	12,606	12,606
Loans, net	477,095	478,084	374,784	376,214
Cash surrender value of life insurance	4,603	4,603	4,629	4,629
Interest rate contracts	-	-	121	121

Liabilities:
Deposits	$570,570	571,056	509,731	517,139
Federal funds purchased and repurchase agreements	4,097	4,097	1,334	1,334
Advances from Federal Home
Loan Bank	58,000	58,544	58,000	58,653
Other borrowings	1,100	1,100	-	-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the directors and executive officers of the Company is set forth under the captions "Proposal 1 – Election of Directors-Nominees, - Information Regarding Nominees and Continuing Directors and - Executive Officers" in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders to be held on April 20, 2004. Such information is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by directors and executive officers of the Company and the Bank is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement referred to above. Such information is incorporated herein by reference. To the Company’s knowledge, no person was the beneficial owner of more than 10% of the Company’s common stock during 2003.

The Company has adopted a Code of Conduct that applies to all of its directors, officers and employees, including its principal executive, financial and accounting officers. The Code is posted on the Company’s website at www.flagbank.com . Any waivers from, or amendments to, the code will be posted on the website at that address.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to executive compensation is set forth under the captions "Proposal 1– Election of Directors– Director Compensation" and "Executive Compensation" in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding ownership of the Company’s common stock by management and beneficial owners of 5% of the Company’s common stock is set forth under the captions "Proposal 1 – Election of Directors – Management Stock Ownership," and is incorporated herein by reference. The equity compensation plan table is set forth under "Approval of the Flag Financial Corporation 2004 Equity Incentive Plan – Benefits to Named Executives and Others" in the Proxy Statement referred in Item 10 above and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding related party transactions is set forth under the caption "Related Party Transactions" in the Proxy Statement referred to in Item 10 above and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to the fees billed by the Company’s independent accountants is set forth under the caption "Ratification of Independent Accountants" in the Proxy Statement referred to in Item 10 above and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    The list of financial statements is included at Item 8.

(a)(2)    The financial statement schedules are either included in the financial statements or are not applicable.

(a)(3)    Exhibit List

Exhibit No .	Description

3.1	Articles of Incorporation, as amended through October 15, 1993 (incorporated by reference from
Exhibit 3.1(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31,
1993)

3.2	Bylaws, as amended through March 30, 1998 (incorporated by reference from Exhibit 3.1(ii) to the
Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

3.3	Amendment to Bylaws as adopted by resolution of Board of Directors on October 19, 1998
(incorporated by reference from Exhibit 3.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

3.4	Amendment to Bylaws as adopted by resolution of the Board of Directors on December 20, 2000
(incorporated by reference from Exhibit 3.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

3.5	Amendment to Bylaws as adopted by resolution of the Board of Directors on February 19, 2001 (incorporated by reference from Exhibit
3.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

3.6	Amendment to Bylaws as adopted by resolution of the Board of Directors on January 20, 2004

4.1	Instruments Defining the Rights of Security Holders (See Articles of Incorporation at Exhibit 3.1
hereto and Bylaws at Exhibits 3.2, 3.3, 3.4 and 3.5 hereto)

10.1*	Amended and Restated Employment Agreement between J. Daniel Speight, Jr. and the Company dated as of February 21, 2002 (incorporated by reference from exhibit of the same number to the Annual
Report on Form 10-K for the fiscal year ended December 31, 2001)

10.2*	Employment Agreement between Stephen W. Doughty and the Company dated January 13, 2003
(incorporated by reference from Exhibit 10.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.3*	Employment Agreement between J. Thomas Wiley, Jr. and the Company dated January 13, 2003
(incorporated by reference from Exhibit 10.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.5*	Director Indexed Retirement Program for Citizens Bank dated January 13, 1995 (incorporated by reference from Exhibit 10.8 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A
for the fiscal year ended December 31, 1997)

10.6*	Form of Executive Agreement (pursuant to Director Indexed Retirement Program for Citizens Bank)
for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.9 to
Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended
December 31, 1997)

10.7*	Form of Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement (pursuant to
Director Indexed Retirement Program for Citizens Bank) for individuals listed on exhibit cover page
(incorporated by reference from Exhibit 10.10 to Amendment No. 1 to the Company’s Annual Report on
Form 10-K/A for the fiscal year ended December 31, 1997)

10.8*	Director Indexed Fee Continuation Program for First Federal Savings Bank of LaGrange effective
February 3, 1995 (incorporated by reference from Exhibit 10.12 to Amendment No. 1 to the Company’s
Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.9*	Form of Director Agreement (pursuant to Director Indexed Fee Construction Program for First Federal
Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from
Exhibit 10.13 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.10*	Form of Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement (pursuant to
Director Indexed Fee Continuation Program of First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.14 to Amendment No. 1 to the
Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.11*	Form of Indexed Executive Salary Continuation Plan Agreement by and between First Federal Savings
Bank of LaGrange and individuals listed on exhibit cover page (incorporated by reference from
Exhibit 10.15 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.12*	Form of Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement (pursuant to
Executive Salary Continuation Plan for First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.16 to Amendment No. 1 to the Company’s
Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.13*	Form of Deferred Compensation Plan by and between The Citizens Bank and individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.16 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.14*	Flag Financial Corporation 1994 Employees Stock Incentive Plan (as amended and restated through
March 30, 1998) (incorporated by reference from Exhibit 10.17 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.15*	Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended through September 18,
1997) (incorporated by reference from Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.16*	First Amendment to the Flag Financial Corporation 1994 Employees Stock Incentive Plan (as amended and restated as of March 30, 1998), dated as of March 15, 1999 (incorporated by reference from Exhibit
10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.17*	Second Amendment to the Flag Financial Corporation 1994 Employees Stock Incentive Plan (as amended and restated as of March 30, 1998), dated as of January 16, 2001 (incorporated by reference from Exhibit
10.20 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.18*	First Amendment to the Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended and restated as of September 18, 1997), dated as of December 21, 1998 (incorporated by reference from
Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.19*	Second Amendment to the Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended and restated as of September 18, 1997), dated as of October 25, 1999 (incorporated by reference from
Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.20*	Third Amendment to the Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended and restated as of September 18, 1997), dated January 16, 2001 (incorporated by reference from Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.21*	Third Amendment to Flag Financial Corporation 1994 Employees Stock Incentive Plan (as amended and restated as of March 30, 1998), dated as of February 19, 2002 (incorporated by reference from Exhibit
10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.22*	Fourth Amendment to Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended and restated as of September 18, 1997), dated as of February 19, 2002 (incorporated by reference to Exhibit
10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.23*	Flag Financial Corporation 2004 Equity Incentive Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement filed on March 11, 2004 on Schedule 14A for the 2004 Annual
Meeting of Shareholders)

10.24	Purchase and Assumption Agreement among Flag Financial Corporation, Bankers’ Capital Group,
LLC, and Gulfstream Financial Services, Inc., dated as of November 12, 2002.

21	Subsidiaries (incorporated by reference from exhibit of the same number to the Annual Report on
Form 10-K for the fiscal year ended December 31, 2000)

23	Consent of Porter Keadle Moore, LLP

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer and Chief Financial Officer under Section 906 of the
Sarbanes-Oxley Act of 2002

____________________

*    The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-K.

(b)  Reports on Form 8-K filed during Fourth Quarter of 2003

Report on Form 8-K (Item 5) filed on December 3, 2003 announcing the Company’s plan to sell its Thomaston, Georgia branch.

Report on Form 8-K (Item 9) filed on October 28, 2003 announcing third quarter 2003 earnings.

(c)  The Exhibits not incorporated herein by reference are submitted as a separate part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                    FLAG FINANCIAL CORPORATION
                    (Registrant)

Date: March 12, 2004	By:	/s/ Joseph W. Evans
Joseph W. Evans
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 12, 2004:

Signature	Title

/s/ William H. Anderson, II	Director
William H. Anderson, II

/s/ H. Speer Burdette, III	Director
H. Speer Burdette, III

/s/ Stephen W. Doughty	Vice Chairman, Chief Risk
Stephen W. Doughty	Management Officer and Director

/s/ David B. Dunaway	Director
David B. Dunaway

/s/ Joseph W. Evans	Chairman, President and Chief Executive Officer
Joseph W. Evans	(principal executive officer)

/s/ James W. Johnson	Director
James W. Johnson

/s/ J. Daniel Speight	Vice Chairman, Chief Financial Officer, Secretary
J. Daniel Speight	and Director (principal financial officer)

/s/ J. Thomas Wiley, Jr.	Vice Chairman, Chief Banking Officer
J. Thomas Wiley, Jr.	and Director

/s/ Dennis J. Zember	Treasurer
Dennis J. Zember	(principal accounting officer)

Exhibit Index

    The following exhibits are filed as part of or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

Exhibit No.	Description

3.7	Articles of Incorporation, as amended through October 15, 1993 (incorporated by reference from Exhibit 3.1(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

3.8	Bylaws, as amended through March 30, 1998 (incorporated by reference from Exhibit 3.1(ii) to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

3.9
Amendment to Bylaws as adopted by resolution of Board of Directors on October 19, 1998 (incorporated by reference from Exhibit 3.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

3.10
Amendment to Bylaws as adopted by resolution of the Board of Directors on December 20, 2000 (incorporated by reference from Exhibit 3.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

3.11
Amendment to Bylaws as adopted by resolution of the Board of Directors on February 19, 2001 (incorporated by reference from Exhibit 3.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

3.12	Amendment to Bylaws as adopted by resolution of the Board of Directors on January 20, 2004

4.1	Instruments Defining the Rights of Security Holders (See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibits 3.2, 3.3, 3.4 and 3.5 hereto)

10.1*
Amended and Restated Employment Agreement between J. Daniel Speight, Jr. and the Company dated as of February 21, 2002 (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.2*
Employment Agreement between Stephen W. Doughty and the Company dated January 13, 2003 (incorporated by reference from Exhibit 10.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.3*
Employment Agreement between J. Thomas Wiley, Jr. and the Company dated January 13, 2003 (incorporated by reference from Exhibit 10.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.5*
Director Indexed Retirement Program for Citizens Bank dated January 13, 1995 (incorporated by reference from Exhibit 10.8 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.6*
Form of Executive Agreement (pursuant to Director Indexed Retirement Program for Citizens Bank) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.9 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.7*
Form of Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement (pursuant to Director Indexed Retirement Program for Citizens Bank) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.10 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.8*
Director Indexed Fee Continuation Program for First Federal Savings Bank of LaGrange effective February 3, 1995 (incorporated by reference from Exhibit 10.12 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.9*
Form of Director Agreement (pursuant to Director Indexed Fee Construction Program for First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.13 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.10*
Form of Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement (pursuant to Director Indexed Fee Continuation Program of First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.14 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.11*
Form of Indexed Executive Salary Continuation Plan Agreement by and between First Federal Savings Bank of LaGrange and individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.12*
Form of Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement (pursuant to Executive Salary Continuation Plan for First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.16 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.13*
Form of Deferred Compensation Plan by and between The Citizens Bank and individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.16 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.14*
Flag Financial Corporation 1994 Employees Stock Incentive Plan (as amended and restated through March 30, 1998) (incorporated by reference from Exhibit 10.17 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.15*
Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended through September 18, 1997) (incorporated by reference from Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.16*
First Amendment to the Flag Financial Corporation 1994 Employees Stock Incentive Plan (as amended and restated as of March 30, 1998), dated as of March 15, 1999 (incorporated by reference from Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.17*
Second Amendment to the Flag Financial Corporation 1994 Employees Stock Incentive Plan (as amended and restated as of March 30, 1998), dated as of January 16, 2001 (incorporated by reference from Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.18*
First Amendment to the Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended and restated as of September 18, 1997), dated as of December 21, 1998 (incorporated by reference from Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.19*
Second Amendment to the Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended and restated as of September 18, 1997), dated as of October 25, 1999 (incorporated by reference from Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.20*
Third Amendment to the Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended and restated as of September 18, 1997), dated January 16, 2001 (incorporated by reference from Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.21*
Third Amendment to Flag Financial Corporation 1994 Employees Stock Incentive Plan (as amended and restated as of March 30, 1998), dated as of February 19, 2002 (incorporated by reference from Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.22*
Fourth Amendment to Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended and restated as of September 18, 1997), dated as of February 19, 2002 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.23*
Flag Financial Corporation 2004 Equity Incentive Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement filed on March 11, 2004 on Schedule 14A for the 2004 Annual Meeting of Shareholders)

10.24	Purchase and Assumption Agreement among Flag Financial Corporation, Bankers’ Capital Group, LLC, and Gulfstream Financial Services, Inc., dated as of November 12, 2002.

22	Subsidiaries (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

23	Consent of Porter Keadle Moore, LLP

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

____________________

*  The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-K.