Form 10-Q
period 2004-03-31
FLAG FINANCIAL CORP
filed 2004-05-10
CIK 897509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

YES XX NO

Common stock, par value $1 per share: 8,510,981 shares
Outstanding as of April 15, 2004

Flag Financial Corporation and Subsidiary

Table of Contents
Page
PART I Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets at March 31, 2004 and
December 31, 2003 and March 31, 2003	3

Consolidated Statements of Earnings for the
Quarters Ended March 31, 2004 and 2003	4

Consolidated Statements of Comprehensive Income for the
Quarters Ended March 31, 2004 and 2003	5

Consolidated Statements of Cash Flows for the Three Months
Ended March 31, 2004 and 2003	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition
And Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	17

Item 4. Controls and Procedures	17

PART II Other Information

Item 1. Legal Proceedings	18

Item 2. Changes in Securities, Uses of Proceeds and Issuer Purchases
Of Equity Securities	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits and Reports on Form 8-K	18

Part I. Financial Information
Item 1. Financial Statements
Flag Financial Corporation and Subsidiary

Consolidated Balance Sheets

	March 31,	December 31,	March 31,
	2004	2003	2003

ASSETS	(UNAUDITED)	(AUDITED)	(UNAUDITED)

Cash and due from banks	$14,518,444	17,454,122	15,260,779
Federal funds sold	-	7,100,000	48,113,000
Interest-bearing deposits in banks	12,329,254	12,183,454	6,000,000

Total cash and cash equivalents	26,847,698	36,737,576	69,373,779

Interest-bearing deposits	2,575,935	2,674,935	12,453,149
Investment securities available-for-sale	120,814,506	122,565,456	126,777,199
Other investments	14,693,829	14,943,829	6,795,257
Mortgage loans held-for-sale	4,997,839	4,234,399	11,856,927
Loans, net	470,986,397	477,095,520	368,653,749
Premises and equipment, net	14,477,358	16,496,879	20,828,134
Other assets	29,429,501	29,108,190	31,577,762

Total assets	$684,823,063	703,856,784	648,315,956

LIABILITIES

Non interest-bearing deposits	$42,498,544	51,086,794	40,977,116
Interest-bearing demand deposits	280,079,452	282,261,194	210,567,589
Savings	22,370,824	23,897,570	25,328,050
Time	203,518,011	213,323,645	243,688,411

Total deposits	548,466,831	570,569,203	520,561,166

Advances from Federal Home Loan Bank	53,000,000	58,000,000	58,000,000
Federal funds purchased and other borrowings	9,361,747	4,097,529	1,475,102
Borrowings under line of credit	1,600,000	1,100,000	-
Accrued interest payable and other liabilities	5,771,597	4,829,709	6,305,584

Total liabilities	618,200,175	638,596,441	586,341,852

STOCKHOLDERS' EQUITY

Preferred stock (10,000,000 shares authorized, none
issued and outstanding)	-	-	-
Common stock ($1 par value, 20,000,000 shares authorized,
9,775,099, 9,775,099 and 9,664,751 shares issued at
March 31, 2004, December 31, 2003 and
March 31, 2003, respectively)	9,775,099	9,775,099	9,664,751
Additional paid-in capital	24,556,792	24,556,792	23,645,117
Retained earnings	40,877,898	39,293,900	36,226,996
Accumulated other comprehensive income	989,809	1,211,262	2,013,950
Less: Treasury stock at cost; 1,246,961 shares at March 31, 2004,
1,246,961 shares at December 31, 2003 and 1,246,961 shares
at March 31, 2003, respectively	(9,576,710)	(9,576,710)	(9,576,710)

Total stockholders' equity	66,622,888	65,260,343	61,974,104

	$684,823,063	703,856,784	648,315,956

See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings

	Three Months Ended
	March 31,
	2004	2003

	(UNAUDITED)	(UNAUDITED)
Interest Income
Interest and fees on loans	$8,118,319	7,219,738
Interest on investment securities	1,455,325	1,663,063
Interest on federal funds sold and interest-bearing deposits	100,355	198,537

Total interest income	9,673,999	9,081,338

Interest Expense
Interest on deposits:
Demand	1,049,894	743,499
Savings	34,555	38,398
Time	1,237,752	1,847,887
Interest on other borrowings	219,077	213,396

Total interest expense	2,541,278	2,843,180

Net interest income before provision for loan losses	7,132,721	6,238,158
Provision for Loan Losses	720,000	256,000

Net interest income after provision for loan losses	6,412,721	5,982,158

Other Income
Fees and service charges on deposit accounts	892,211	903,644
Mortgage banking activities	529,640	860,532
Insurance commissions and brokerage fees	113,152	211,974
Gain on sale of branch	3,000,000	-
Gain on sale of securities	7,465	86,995
Other income	149,973	390,027

Total other income	4,692,441	2,453,172

Other Expenses
Salaries and employee benefits	4,790,126	3,812,492
Occupancy	909,700	782,020
Professional fees	299,988	276,653
Postage, printing and supplies	235,392	252,962
Amortization of intangibles	22,500	15,000
Communications and data	583,762	513,588
Other operating	1,147,008	636,083

Total other expenses	7,988,476	6,288,798

Earnings before provision for income taxes	3,116,686	2,146,532
Provision for income taxes	1,021,000	639,254

Net earnings	$2,095,686	1,507,278

Basic earnings per share	$0.25	0.18

Diluted earnings per share	$0.23	0.17

See Accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	(UNAUDITED)
	Three Months Ended March 31,
	2004	2003

Net earnings	$2,095,686	1,507,278
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on investment
securities available-for-sale:
Unrealized (losses) gains arising during the period,
net of tax of $132,892 and $88,003, respectively	(216,825)	143,584
Less: Reclassification adjustment for gains included in
net earnings net of tax of $2,837 and $33,058, respectively	(4,628)	(53,937)
Unrealized loss on cash flow hedges, net of tax of $45,840	-	(74,791)

Other comprehensive (loss) income	(221,453)	14,856

Comprehensive income	$1,874,233	1,522,134

See Accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2004	2003

	(UNAUDITED)	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,095,686	1,507,278
Adjustment to reconcile net earnings to net
cash provided by operating activities:
Depreciation, amortization and accretion	863,815	607,747
Provision for loan losses	720,000	256,000
Gain on sale of branch office	(3,000,000)	-
Gain on sale of available-for-sale securities	(7,465)	(86,995)
Gain on sale of loans	(336,272)	(407,968)
Loss (Gain) on sale of fixed assets	25,460	(1,650)
Loss (Gain) on sale of other real estate	2,839	(106,387)
Change in:
Mortgage loans held-for-sale	(427,168)	1,157,121
Other	521,649	(718,876)
Net cash provided by operating activities	458,544	2,206,270

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in branch sale	(14,140,760)	-
Net change in interest-bearing deposits	99,000	(41,657)
Proceeds from sales and maturities of investment
securities available-for-sale	18,346,231	29,472,787
Purchases of investment securities available-for-sale	(17,306,294)	(17,204,835)
Purchases of other investments	-	-
Proceeds from sale of other investments	250,000	-
Net change in loans	(11,300,688)	5,874,148
Proceeds from sale of other real estate	11,161	587,946
Proceeds from sale of premises and equipment	440	1,650
Purchases of premises and equipment	(174,606)	(317,589)
Purchases of cash surrender value life insurance	(37,137)	(48,628)
Net cash (used in) provided by investing activities	(24,252,653)	18,323,822

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	13,651,701	10,830,242
Change in federal funds purchased and repurchase agreements	5,264,218	-
Change in other borrowed funds	500,000	-
Payments of FHLB advances	(5,000,000)	-
Proceeds from exercise of stock options	-	208,234
Cash dividends paid	(511,688)	(505,217)
Net cash provided by financing activities	13,904,231	10,533,259

Net change in cash and cash equivalents	(9,889,878)	31,063,351
Cash and cash equivalents at beginning of period	36,737,576	38,310,428

Cash and cash equivalents at end of period	$26,847,698	69,373,779

See Accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

The accompanying consolidated financial statements have not been audited. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods.

Note 1. Basis of Presentation
The consolidated financial statements include the accounts of Flag Financial Corporation (“Flag”) and its wholly owned subsidiary, Flag Bank (Atlanta, Georgia). All significant inter-company accounts and transactions have been eliminated in consolidation.

The consolidated financial information furnished herein represents all adjustments that are, in the opinion of management, necessary to present a fair statement of the results of operations, and financial position for the periods covered herein and are normal and recurring in nature. For further information, refer to the consolidated financial statements and footnotes included in Flag’s annual report on Form 10-K for the year ended December 31, 2003.

Note 2. Earnings Per Share
Net earnings per common share are based on the weighted average number of common shares outstanding during each period. The calculation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2004	2003

Basic earnings per share:
Net earnings	$2,095,686	1,507,278
Weighted average common shares outstanding	8,528,138	8,396,207
Basic earnings per share	$0.25	0.18

Diluted earnings per share:
Net earnings	$2,095,686	1,507,278
Effect of dilutive stock options and warrants	566,466	478,808
Diluted earnings per share	$0.23	0.17

Note 3. Stock-based Compensation
Flag sponsors stock-based compensation plans. Flag accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if Flag had applied the fair value recognition provisions of Statement of Financing Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three months ended
	March 31,
	2004	2003

Net earnings as reported	$2,095,686	1,507,278
Compensation expense determined by fair value method	(27,671)	(76,546)

Pro forma net earnings	$2,068,015	1,430,732

Basic earnings per share:
As reported	$0.25	0.18

Pro forma	0.24	0.17

Diluted earnings per share:
As reported	$0.23	0.17

Pro forma	0.23	0.16

Notes to Consolidated Financial Statements

Note 4. Loans
Flag engages in a full complement of lending activities, including real estate-related, commercial and financial loans and consumer installment loans. Flag generally concentrates lending efforts on real estate related loans. As of March 31, 2004, Flag’s loan portfolio consisted of 86.2% real estate-related loans, 10.7% commercial and financial loans, and 3.1% consumer installment loans. While risk of loss is primarily tied to the credit quality of the various borrowers, risk of loss may also increase due to factors beyond Flag’s control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the real estate portfolio. Of the target areas of lending activities, commercial and financial loans are generally considered to have a greater risk of loss than real estate loans or consumer installment loans.

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are represented in the following table: (in thousands)

	March 31,	December 31,	March 31,
	2004	2003	2003

Commercial/financial/agricultural	$50,900	50,435	47,485
Real estate – construction	121,051	100,108	75,172
Real estate – mortgage	291,211	315,610	235,722
Installment loans to individuals	14,582	17,287	15,338
Lease financings	294	340	1,339

Total loans	$478,038	483,780	375,056
Less: Allowance for loan losses	7,052	6,685	6,402

Total net loans	$470,986	477,095	368,654

Item 2. Management’s Discussion and Analysis of Financial Condition and Operating Results

Comparing Flag’s current quarter to the same quarter in 2003 highlights strong growth in net interest income and continued improvement in credit quality ratios. Net interest income grew 14.3% to $7.1 million during the first quarter of 2004. This improvement over the first quarter of 2003 resulted from 25.9% growth in average loans outstanding as well as a reduction in Flag’s cost of funds of 19.3% from 1.97% to 1.59%. Growth in loans outstanding comes as Flag continues to develop a stronger presence in Metro Atlanta and through its Atlanta based lending lines of businesses. Decrease in overall cost of funds resulted from Flag’s success in growing demand deposits and placing less funding dependency on time deposits.

Credit quality trends also improved. Non-performing assets as a percentage of total assets decreased to 0.99% at March 31, 2004 compared to 1.72% at March 31, 2003. The allowance for loan losses at March 31, 2004 was 1.48% of total loans outstanding compared to 1.71% at March 31, 2003.

In the first quarter of 2004, Flag completed the sale of its Thomaston, Georgia branch which included approximately $17 million in loans and $36 million in deposits. Flag recorded an after tax gain on the sale of the branch of approximately $1.47 million.

Forward-Looking Statements
The following discussion and comments contain "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words “expect”, “estimate”, “anticipate”, and “believe”, as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, (i) the strength of the U.S. economy as well as the strength of the local economies in which operations are conducted; (ii) the effects of changing interest rates which could lower margins; (iii) inflation, interest rate, market and monetary fluctuations; (iv) unanticipated regulatory proceedings or legal actions, or changes in accounting policies and practices as adopted by the Financial Accounting Standards Board; (v) issues involved in the integration of acquisitions; and (vi) the timely development of products and services that position Flag to succeed in an increasingly competitive industry. If we are unsuccessful in managing the risks relating to these factors, together with other risks incident to the operation of our business, our financial condition, results of operations and cash flows could be adversely affected. Forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

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

Summary Financial Data
The following table presents summary financial data for the previous five quarters.

	2004	2003
(unaudited)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

INCOME SUMMARY
Interest income	$9,673,999	9,460,913	9,267,035	8,725,651	9,081,338
Interest expense	2,541,278	2,608,198	2,489,682	2,606,388	2,843,180

Net interest income	7,132,721	6,852,715	6,777,353	6,119,263	6,238,158
Provision for loan losses	720,000	375,000	375,000	315,000	256,000
Other income	4,692,441	2,042,377	2,332,310	3,536,695	2,453,172
Other expenses	7,988,476	6,326,758	6,503,306	7,083,158	6,288,798

Income before taxes	3,116,686	2,193,334	2,231,357	2,257,800	2,146,532
Income taxes	1,021,000	663,802	684,971	735,972	639,254

Net income	$2,095,686	1,529,532	1,546,386	1,521,828	1,507,278

PERFORMANCE RATIOS
Earnings per common share:
Basic	$0.25	0.18	$0.18	$0.18	$0.18
Diluted	0.23	0.17	0.17	0.17	0.17
Return on average equity	12.68%	9.30%	9.70%	9.65%	9.94%
Return on average assets	1.19%	0.89%	0.98%	0.97%	0.95%
Net interest margin	4.40%	4.31%	4.67%	4.52%	4.36%
Yield on Earning Assets	5.96%	5.94%	6.39%	6.13%	6.23%
Cost of Funds	1.59%	1.68%	1.77%	1.85%	1.97%
Efficiency ratio	67.33%	71.13%	71.82%	73.22%	72.35%
Net overhead ratio	1.87%	2.50%	2.65%	2.27%	2.40%
Dividend payout ratio	24.42%	33.45%	33.02%	33.47%	33.51%
ASSET QUALITY
Allowance for loan losses	$7,051,874	6,684,822	6,787,138	6,441,458	6,402,226
Non-performing assets	6,785,392	7,426,271	7,658,223	9,412,217	11,297,126
Allowance for loan losses to loans	1.48%	1.38%	1.56%	1.64%	1.71%
Non-performing assets to total assets	0.99%	1.06%	1.17%	1.50%	1.72%
Net charge-offs to average loans	0.29%	0.42%	0.03%	0.29%	0.77%
AVERAGE BALANCES
Loans	$485,527,813	459,405,138	406,258,330	381,157,519	385,493,430
Earning assets	652,311,931	631,399,109	575,303,708	564,456,772	578,720,591
Total assets	706,763,160	686,421,592	628,899,360	626,368,024	639,847,976
Deposits	577,211,540	551,657,960	499,709,951	500,347,369	512,553,229
Stockholders’ equity	66,093,140	65,005,432	63,797,914	62,799,562	61,287,471
Common shares outstanding:
Basic	8,528,138	8,515,858	8,500,030	8,470,308	8,396,207
Diluted	9,094,604	9,120,823	9,164,931	9,130,266	8,875,015
AT PERIOD END
Loans	$478,038,271	483,780,342	435,078,864	393,515,141	375,055,976
Earning assets	633,449,634	647,482,416	598,201,486	564,220,499	587,051,508
Total assets	684,823,063	703,856,784	654,651,925	623,426,376	648,315,956
Deposits	548,466,831	570,569,203	511,591,084	496,722,408	520,561,166
Stockholders’ equity	66,622,888	65,260,343	64,195,425	63,655,111	61,974,104
Common shares outstanding	8,528,138	8,528,138	8,510,043	8,489,472	8,417,790

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Overview of Financial Condition
Total assets were $684.8 million at March 31, 2004, a decrease of $19.0 million or 2.7% from December 31, 2003. Earning assets (consisting of loans, investment securities and short-term investments) totaled $633.4 million or 92.5% of total assets at March 31, 2004, compared to $647.5 million or 92.0% of total assets at December 31, 2003. During the same period, stockholders’ equity increased $1.4 million or 2.1% to $66.6 million at March 31, 2004. During the first quarter of 2004, Flag completed the sale of its Thomaston, Georgia branch, including approximately $17 million in loans and $36 million in deposits.

Loans
Gross loans outstanding at March 31, 2004, totaled $478.0 million, a decrease of $5.7 million or 1.2% from December 31, 2003. Excluding the effects of approximately $17 million in loans transferred in the sale of the Thomaston, Georgia branch sale, Flag’s loans outstanding increased $11.3 million or 2.3% during the first quarter. Mortgage loans held-for-sale increased slightly from $4.2 million at December 31, 2003 to $5.0 million at March 31, 2004. Loans outstanding, including mortgage loans held-for-sale, comprised 76.3% of earning assets at March 31, 2004, compared to 75.4% at December 31, 2003.

Investment Securities
Investment securities at March 31, 2004, totaled $135.5 million, a decrease of $2.0 million or 1.5% from December 31, 2003. Investment securities comprised 21.4% and 21.2% of earning assets at March 31, 2004, and December 31, 2003, respectively.

Federal Funds Sold and Interest Bearing Deposits
Short-term investments (federal funds sold and interest bearing deposits) totaled $12.3 million at March 31, 2004, a decrease of $7.0 million from December 31, 2003. Historically, Flag has maintained lower levels of short-term investments, choosing instead to invest more heavily in loans and investment securities. The decrease in short-term investments during the first quarter resulted primarily from the sale of the Thomaston, Georgia branch as well as reliably strong loan demand. Short-term investments amounted to 1.9% of earning assets at March 31, 2004, and 3.0% of earning assets at December 31, 2003.

Premises and Equipment
Premises and equipment at March 31, 2004, totaled $14.5 million compared to $16.5 million at December 31, 2003. The primary reason for the decrease in premises and equipment was the sale of approximately $1.8 million of premises and equipment included in the Thomaston, Georgia branch.

Deposits and Other Funding
Total deposits at March 31, 2004, were $548.5 million, a decrease of $22.1 million from December 31, 2003. This decrease is due almost entirely to the sale of the Thomaston, Georgia branch consisting of approximately $36 million in deposits. Excluding the effect of the branch sale, total deposits increased $13.9 million or 2.4% during the first quarter.

Federal funds purchased and other borrowings of $9.4 million at March 31, 2004, represented an increase of $5.3 million from December 31, 2003. The majority of these borrowings were federal funds purchased under lines with various financial institutions and resulted from the sale of the branch. Flag expects to replace most of this funding during the second quarter with more traditional funding from demand and time deposits.

Advances from the Federal Home Loan Bank
Advances from the Federal Home Loan Bank (FHLB) amounted to $53 million at March 31, 2004, compared to $58 million at December 31, 2003.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Market Risk Sensitivity
Liquidity management involves Flag’s ability to maintain adequate short-term assets to meet the cash flow expectations of depositors and other lending institutions, and to provide funds for the growth in earning assets. Liquidity is managed daily by understanding the cash flow expectations of depositors and other lending institutions and maintaining enough liquid assets to meet these expectations. As of March 31, 2004, Flag had $344.9 million of deposits due on demand and $179.9 million of time deposits and other borrowings due within one year. Potential liquidity needs of these liabilities are met with liquid assets (assets that can be easily converted to cash). Liquid assets at March 31, 2004, totaled $169.9 million and included cash and due from banks, federal funds sold and interest bearing deposits with other banks, investment securities available-for-sale, other investments and mortgage loans held-for-sale. In addition to using liquid assets to meet potential liquidity needs, Flag maintains available lines of credit with other financial institutions. These include federal funds and other lines of credit totaling $46 million and a line of credit with the Federal Home Loan Bank totaling $104.7 million. At March 31, 2004, $61.3 million of the available $150.7 million in total lines was advanced to Flag.

Market rate sensitivity is the tendency for changes in the interest rate environment to be reflected in Flag’s net interest income and results of operations. Flag seeks to balance maturities and rates on earning assets and the corresponding funding such that interest rate fluctuations have a minimal impact on earnings and the value of Flag’s equity.

Historically, the average term to maturity or repricing (rate changes) of assets (primarily loans and investment securities) has exceeded the average repricing period of liabilities (primarily deposits and borrowings). Flag’s liabilities over the past year have shifted from mostly time deposits with longer maturities to demand deposits, which reprice daily. This shift in funding results from sales and pricing disciplines that in the long run will prove profitable, but currently shows Flag with more liabilities repricing in the early months of a rate change than do earning assets. This would indicate that Flag’s net interest income would be negatively impacted by rising rates. Flag believes, however, that the growing demand deposit base will not reprice upwards to the same degree and intensity as Flag’s assets and that there is opportunity for improvement in net interest income should rates begin to rise.

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

Capital
At March 31, 2004, the capital ratios of Flag and Flag Bank (the “Bank”) were adequate compared to the minimum regulatory capital requirements.  Minimum regulatory capital levels for banks and holding companies require Tier one capital (core capital accounts less intangible assets) to risk-weighted assets of at least 4%, total capital (tier one capital plus a portion of the allowance for loan losses) to risk-weighted assets of 8%, and tier one capital to average assets of at least 4%. The following table reflects Flag’s capital position with respect to the regulatory minimums as of March 31, 2004:

	Actual		Required		Excess
	Amount	%	Amount	%	Amount	%

Total Capital (to Risk Weighted Assets)	$59,507	11.15%	55,520	8.00%	3,987	3.15%
Tier 1 Capital (to Risk Weighted Assets)	$52,820	9.89%	27,760	4.00%	25,060	5.89%
Tier 1 Capital (to Average Assets)	$52,820	7.61%	21,355	4.00%	31,465	3.61%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Non-Performing Assets
Non-performing assets (nonaccrual loans, loans over 90 days past due and still accruing, real estate owned and repossessions) totaled approximately $6.8 million at March 31, 2004, compared to $7.4 million at December 31, 2003. These levels as a percentage of total assets represented 0.99% and 1.06% respectively.

Flag continues to work non-performing loans diligently through its loan review function that continually monitors internal loan trends as well as economic trends that are thought to have a potentially positive or negative impact on credit quality. The loan review function also monitors selected accruing loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. The loan review function also identifies loans with high degrees of credit or other risks. The focus of loan review is to maintain a low level of non-performing assets and to return current non-performing assets to earning status.

Non-performing assets	March 31,	December 31,	March 31,
	2004	2003	2003

Loans on nonaccrual	$3,973	4,685	7,914
Loans past due 90 days and still accruing	143	309	234
Other real estate owned and repossessions	2,670	2,432	3,149

Total non-performing assets	$6,786	7,426	11,297

Total non-performing assets as a percentage of
total assets	0.99%	1.06%	1.74%

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

The following table presents an analysis of the allowance for loan losses for the three-month periods ended March 31, 2004 and 2003: (in thousands)

	Three Months Ended March 31,
	2004	2003

Balance of allowance for loan losses at beginning of period	$6,685	6,888
Provision charged to operating expense	720	256
Charge offs:
Real estate – mortgage	6	-
Real estate – other	364	791
Consumer	81	57

Total charge-offs	451	848
Recoveries:
Commercial	47	25
Real estate – mortgage	4	7
Real estate – other	22	30
Consumer	25	44

Total recoveries	98	106
Net charge-offs	353	742

Balance of allowance for loan losses at end of period	$7,052	6,402

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations for the Three Month Periods Ended March 31, 2004 and 2003

Net income – Net income for the quarter ended March 31, 2004, was $2.1 million or $0.23 per diluted share, compared to $1.5 million or $0.17 per diluted share for the quarter ended March 31, 2003. Flag’s return on average assets was 1.19% and .95% for the first quarters of 2004 and 2003, respectively, while return on average equity was 12.68% and 9.94% on average equity of $66.1 million and $61.3 million for the same quarters.

Interest income - Interest income for the quarter ended March 31, 2004 was $9.7 million, an increase of $593,000 compared to levels for the same quarter in 2003. Interest income and fees on loans in the current quarter increased $899,000, or 12.5%, to $8.1 million compared to the same quarter in 2003. Yields on loans during the first quarter of 2004 were 6.7%, a decrease from the first quarter of 2003 level of 7.4%. This decrease in yield was more than offset by a 25.9% increase in average loans outstanding to $485.5 million in the first quarter of 2004.

Interest on investment securities declined from $1.7 million in the first quarter of 2003 to $1.5 million in the first quarter of 2004. This decline was in part due to the lower rate environment as well as Flag’s investment strategy. Flag adopted an investment strategy that focuses mainly on shorter maturities due to an expectation of continued strong loan demand and an unwillingness to invest for longer periods in the current environment. Yields on investment opportunities that meet this strategy are lower than levels where Flag has historically been able to invest excess funds.

Interest on federal funds sold and interest bearing deposits in other banks decreased $98,000 to $100,000 when comparing the first quarters of 2003 and 2004, respectively. Interest on federal funds sold and interest bearing deposits in other banks decreased during the first quarter of 2004 as Flag maintained lower levels of short-term deposits than in the past.

Yields on earning assets decreased to 5.96% during the quarter ended March 31, 2004 compared to 6.23% for the first quarter of 2003.

Interest expense – Interest expense for the first quarter of 2004 was $2.5 million, a decrease of $302,000 over the same quarter in 2003. Average funding during the first quarter of 2004 increased 11.1% to $637.5 million when compared to the first quarter of 2003. This increase in average funding was more than offset by a decrease in Flag’s total cost of funds decreased from 1.97% to 1.59% over the same periods. This decrease in cost of funds is attributable to Flag’s continued focus on growing demand deposits (interest-bearing and non-interest bearing) as opposed to time deposits. Average demand deposits during the first quarter of 2004 were $330.0 million, representing an increase of 42.1% over the first quarter of 2003.

Net interest income – Net interest income for the quarter ended March 31, 2004 was $7.1 million, an increase of 14.3% from the quarter ended March 31, 2003. Flag’s net interest margin (net interest income divided by average earning assets) increased from 4.36% to 4.40% on average earning assets of $578.7 million and $652.3 million for the quarters ended March 31, 2003, and March 31, 2004, respectively.

Non-interest income – Non-interest income for the quarter ended March 31, 2004, totaled $4.7 million, an increase of 91.3% compared to the quarter ended March 31, 2003. The primary component of this increase was a $3.0 million gain on the sale of Flag’s Thomaston, Georgia branch. Flag’s decision to sell this branch was due to its continued focus on developing its banking presence where Flag maintains high market share and in developing its metro Atlanta presence. Income from mortgage banking activities decreased $331,000 to $530,000 during the first quarter of 2004 compared to the first quarter of 2003. Management anticipated slower mortgage activity in 2004 and took steps to reduce operating expenses and headcount that accompanied the record levels of mortgage refinancing that took place during 2003.

Non-interest expense - Non-interest expense for the first quarter of 2004 totaled $8.0 million compared to $6.3 million in the same quarter of 2003. Included in the $8.0 million of operating expenses were expenses totaling $635,000 directly related to the sale of Flag’s Thomaston, Georgia branch. In addition, Flag accrued $376,000 of benefit plan expense that related to director and officer plans related to a recent accounting interpretation by various regulatory agencies.

Excluding the effect of charges described above, Flag’s salaries and employee benefits increased to $4.4 million, an increase of 15.8% from the same period in 2003. This increase relates primarily to Flag’s hiring successes around its Atlanta expansion efforts.

Income taxes – Income tax expense for the quarter ended March 31, 2004, totaled $1.0 million compared to $639,000 for the same quarter of 2003. Flag’s effective tax rate rose to 32.8% in the first quarter of 2004 compared to 29.8% in the same quarter in 2003.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2004, there were no substantial changes in the composition of Flag’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2003. The foregoing disclosures related to the market risk of Flag should be read in conjunction with Flag’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2003, included in Flag’s 2003 Annual Report on Form 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this report, Flag carried out an evaluation, under the supervision and with the participation of Flag’s management, including Flag’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Flag’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, Flag’s Chief Executive Officer and Chief Financial Officer concluded that Flag’s disclosure controls and procedures are effective in timely alerting them to material information relating to Flag (including its consolidated subsidiary) that is required to be included in Flag’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in Flag’s internal controls or, to Flag’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date Flag carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

Part 2. Other Information
Flag Financial Corporation and Subsidiary

PART II. Other Information

Item 1. Legal Proceedings - None

Item 2. Changes in Securities, Uses of Proceeds and Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the first quarter of 2004.

			Total Number of	Maximum Number (or
			Shares (or Units)	Appropriate Dollar Value)
	Total	Average	Purchased as Part	Of Shares (or Units) that
	Number of	Price	Of Publicly	May Yet Be Purchased
	Shares	Paid Per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs (1)	Programs

January 1 through
January 31, 2004	$ -	-	-	-

February 1 through
February 29, 2004	-	-	-	-

March 1 through
March 31, 2004	-	-	-	852,814

Total	$ -	-	-	852,814

(1) On March 19, 2004, Flag Financial Corporation announced a stock repurchase plan. The Company’s board of directors authorized the repurchase of up to 10% of the company’s outstanding shares of common stock. No expiration date was specified, and no shares were repurchased under or outside of the plan during the first quarter of 2004.

Item 3. Defaults upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information

Pursuant to Rule 14a-14(c)(1) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company’s 2005 Annual Meeting of Shareholders must notify the Company in writing to the Secretary of the Company, at 3475 Piedmont Road, N.E., Suite 550, Atlanta, Georgia, 30305, of the contents of such proposal no later than November 10, 2004, to be included in the 2005 Proxy Materials. A shareholder must notify the Company before January 24, 2005 of a proposal for the 2005 Annual Meeting that the shareholder intends to present other than by inclusion in the Company’s proxy material. If the Company does not receive such notice prior to January 24, 2005, proxies solicited by the management of the Company will confer discretionary authority upon the management of the Company to vote upon any such matter.

Item 6.	Exhibits and Report on Form 8-K

	(a)	Exhibits

	31.1	Section 302 Certification by Chief Executive Officer
	31.2	Section 302 Certification by Chief Financial Officer

	32.1	Section 906 Certification by Chief Executive Officer and Chief Financial Officer

	(b)	Reports on Form 8-K

Reports on Form 8-K filed during the First Quarter of 2004:

March 30, 2004: Report on Form 8-K announcing the consummation of Flag’s sale of its Thomaston,
Georgia branch (Item 5).

March 23, 2004: Report on Form 8-K announcing the commencement of Flag’s stock repurchase program (Item 5).

January 26, 2004: Report on Form 8-K announcing the fourth quarter and annual earnings for 2003
(Item 12).

Flag Financial Corporation and Subsidiary

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Flag Financial Corporation

/s/ Joseph W Evans

Joseph W. Evans
Chief Executive Officer

May 4, 2004

/s/ J. Daniel Speight, Jr.

J. Daniel Speight, Jr.
Chief Financial Officer

May 4, 2004