Form 10-Q
period 2004-06-30
FLAG FINANCIAL CORP
filed 2004-08-09
CIK 897509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

                             YES XX NO

Common stock, par value $1 per share: 8,259,663 shares
Outstanding as of August 4, 2004

Flag Financial Corporation and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements
Flag Financial Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands)
	(UNAUDITED)	(AUDITED)	(UNAUDITED)
	June 30,	December 31,	June 30,
	2004	2003	2003

ASSETS

Cash and due from banks	$16,953	17,454	20,055
Interest-bearing deposits in banks	14,377	12,183	9,286
Federal funds sold	29,158	7,100	16,128

Total cash and cash equivalents	60,488	36,737	45,469

Interest-bearing deposits	2,576	2,675	8,051
Investment securities available-for-sale	97,339	122,565	108,871
Other investments	13,861	14,944	14,345
Mortgage loans held-for-sale	5,964	4,234	14,024
Loans, net	522,849	477,095	387,074
Premises and equipment, net	14,142	16,497	17,027
Other assets	32,152	29,110	28,565

Total assets	$749,371	703,857	623,426

LIABILITIES

Non interest-bearing deposits	$42,136	51,087	40,905
Interest-bearing demand deposits	318,263	282,261	216,272
Savings	22,294	23,898	25,322
Time	227,943	213,324	214,223

Total deposits	610,636	570,570	496,722

Advances from Federal Home Loan Bank	53,000	58,000	53,000
Federal funds purchased and other borrowings	2,256	5,197	3,776
Subordinated debt	14,000	-	-
Accrued interest payable and other liabilities	5,087	4,830	6,273

Total liabilities	684,979	638,597	559,771

STOCKHOLDERS' EQUITY

Preferred stock (10,000,000 shares authorized, none
issued and outstanding)	-	-	-
Common stock ($1 par value, 20,000,000 shares authorized,
9,810,099, 9,775,099 and 9,736,433 shares issued at
June 30, 2004, December 31, 2003 and
June 30, 2003, respectively	$9,810	9,775	9,736
Additional paid-in capital	24,795	24,557	24,316
Retained earnings	42,296	39,294	37,240
Accumulated other comprehensive income	35	1,211	1,940
Less: Treasury stock at cost; 1,477,386 shares at June 30, 2004,
1,246,961 shares at December 31, 2003 and 1,246,961 shares
at June 30, 2003, respectively	(12,544)	(9,577)	(9,577)

Total stockholders' equity	64,392	65,260	63,655

Total liabilities and stockholders' equity	$749,371	703,857	623,426

See Accompanying Notes to Unaudited
Consolidated Financial Statements.

Consolidated Statements of Earnings

		(UNAUDITED)
(in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003
Interest Income
Interest and fees on loans	$8,680	7,220	16,798	14,440
Interest on investment securities	1,292	1,325	2,748	2,988
Interest on federal funds sold and interest-bearing deposits	99	180	199	379

Total interest income	10,071	8,725	19,745	17,807

Interest Expense
Interest on deposits:
Demand	1,183	781	2,233	1,525
Savings	32	36	67	75
Time	1,183	1,587	2,421	3,435
Interest on other borrowings	314	202	533	415

Total interest expense	2,712	2,606	5,254	5,450

Net interest income before provision for loan losses	7,359	6,119	14,491	12,357
Provision for Loan Losses	375	315	1,095	571

Net interest income after provision for loan losses	6,984	5,804	13,396	11,786

Other Income
Fees and service charges on deposit accounts	958	818	1,850	1,721
Mortgage banking activities	595	1,483	1,125	2,343
Insurance commissions and brokerage fees	163	163	276	376
Gain on sale of branch	-	-	3,000	-
Gain (Loss) on sale of investment securities	685	(80)	693	7
Other income	190	1,153	339	1,543

Total other income	2,591	3,537	7,283	5,990

Other Expenses
Salaries and employee benefits	4,077	4,267	8,867	8,079
Occupancy	863	915	1,773	1,697
Professional fees	282	164	582	441
Postage, printing and supplies	214	276	449	529
Amortization of intangibles	23	23	45	38
Communications and data	530	692	1,114	1,206
Other operating	745	746	1,891	1,382

Total other expenses	6,734	7,083	14,721	13,372

Earnings before provision for
income taxes	2,841	2,258	5,958	4,404
Provision for income taxes	920	736	1,941	1,375

Net earnings	$1,921	1,522	4,017	3,029

Basic earnings per share	$0.23	0.18	0.47	0.36

Diluted earnings per share	$0.21	0.17	0.44	0.34

See Accompanying Notes to Unaudited
Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

                                                                                                                         (UNAUDITED)
	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2004	2003	2004	2003

Net earnings	$1,921	1,522	4,017	3,029
Other comprehensive loss, net of tax:
Unrealized (losses) gains on investment
securities available-for-sale:
Unrealized (losses) gains arising during the period,
net of tax of $583, $76, $458 and
$12, respectively	(950)	(123)	(746)	20
Reclassification adjustment for (gains) losses included in net earnings
net of tax of $3, $30, $263 and $3, respectively	(5)	49	(430)	(4)
Unrealized gain on cash flow hedges, net of tax of $46	-	-	-	(75)

Other comprehensive loss	(955)	(74)	(1,176)	(59)

Comprehensive income	$966	1,448	2,841	2,970

See Accompanying Notes to Unaudited
Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	(UNAUDITED)
(in thousands)	Six Months Ended
	June 30,

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$4,017	$3,029
Adjustment to reconcile net earnings to net
cash (used in) provided by operating activities:
Depreciation, amortization and accretion	1,642	1,733
Provision for loan losses	1,095	571
Gain on sale of branch office	(3,000)
Gain on sale of available-for-sale securities	(693)	(7)
Gain on sale of loans	(651)	(1,311)
Loss (gain) on sale, write-down of fixed assets	33	(922)
Gain on sale of other real estate	(35)	(85)
Change in:
Mortgage loans held-for-sale	(1,079)	(107)
Other	(2,677)	1,209

Net cash (used in) provided by operating activities	(1,348)	4,110

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in branch sale	(14,141)	-
Net change in interest-bearing deposits	99	4,360
Proceeds from sales and maturities of investment
securities available-for-sale	47,027	52,930
Purchases of investment securities available-for-sale	(24,332)	(23,517)
Purchases of other investments	-	(7,550)
Proceeds from sales of other investments	1,760	-
Net change in loans	(63,538)	(12,861)
Proceeds from sale of other real estate	442	1,538
Proceeds from sale of premises and equipment	-	4,324
Purchases of premises and equipment	(315)	(458)
Purchases of cash surrender value life insurance	(74)	(86)

Net cash (used in) provided by investing activities	(53,072)	18,680

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	75,822	(13,008)
Change in federal funds purchased	(1,842)	691
Change in other borrowed funds	(1,100)	1,750
Payments of FHLB advances	(5,000)	(5,000)
Proceeds from issuance of subordinated debt	14,000	-
Purchase of treasury stock	(2,967)	-
Proceeds from exercise of stock options	273	800
Proceeds from issuance of stock	-	138
Proceeds from issuance of warrants	-	12
Cash dividends paid	(1,015)	(1,014)

Net cash provided by (used in) financing activities	78,171	(15,631)

Net change in cash and cash equivalents	23,751	7,159
Cash and cash equivalents at beginning of period	36,737	38,310

Cash and cash equivalents at end of period	$60,488	$45,469

See Accompanying Notes to Unaudited
Consolidated Financial Statements.

Notes to Consolidated Financial Statements

The accompanying consolidated financial statements have not been audited. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods.

Note 1. Basis of Presentation
The consolidated financial statements include the accounts of Flag and its wholly owned subsidiaries, Flag Bank (Atlanta, Georgia) and Flag Financial Corporation Statutory Trust. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Note 2. Earnings Per Share
Net earnings per common share are based on the weighted average number of common shares outstanding during each period. The calculation of basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30,		June 30,
	2004	2003	2004	2003

Basic earnings per share:
Net earnings	$1,921	1,522	4,017	3,029
Weighted average common shares outstanding	8,457,214	8,470,308	8,492,676	8,433,462
Per share amount	$0.23	0.18	0.47	0.36

Diluted earnings per share:
Net earnings	$1,921	1,522	4,017	3,029
Effect of stock options and warrants	533,490	659,958	542,955	560,805
Diluted earnings per share	$0.21	0.17	0.44	0.34

Note 3. Stock-based Compensation
Flag sponsors stock-based compensation plans. Flag accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if Flag had applied the fair value recognition provisions of Statement of Financing Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three months ended		Six months ended
(in thousands, except per share data)	June 30,		June 30,
	2004	2003	2004	2003

Net earnings as reported	$1,921	1,522	4,017	3,029
Compensation expense determined by fair value method	$(28)	(77)	(55)	(153)

Pro forma net earnings	$1,893	1,445	3,962	2,876

Basic earnings per share:
As reported	$.23	.18	.47	.36

Pro forma	$.22	.17	.47	.34

Diluted earnings per share:
As reported	$.21	.17	.44	.34

Pro forma	$.21	.16	.44	.32

Notes to Consolidated Financial Statements

During the first six months of 2004, Flag issued 85,500 options with estimated value of $3.55 each. The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model with the following assumptions: dividend yield of 1.80%; volatility of .2941; risk free interest rate of 4.15%; and an expected life of five years.
Note 4. Loans
Flag engages in a full complement of lending activities, including real estate-related, commercial and financial loans and consumer installment loans. Flag generally concentrates lending efforts on real estate related loans. As of June 30, 2004, Flag’s loan portfolio consisted of 85.7% real estate-related loans, 11.6% commercial and financial loans, and 2.7% consumer installment loans. While risk of loss is primarily tied to the credit quality of the various borrowers, risk of loss may also increase due to factors beyond the Flag’s control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the real estate portfolio. Of the target areas of lending activities, commercial and financial loans are generally considered to have a greater risk of loss than real estate loans or consumer installment loans.

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are represented in the following table:

	June 30,	December 31,	June 30,
(in thousands)	2004	2003	2003

Commercial/financial/agricultural	$61,429	$50,435	$56,956
Real estate – Construction	130,609	100,108	77,927
Real estate – Mortgage	323,902	315,610	244,589
Installment loans to individuals	14,183	17,287	13,589
Lease financing	215	340	454

Total loans	$530,338	$483,780	$393,515
Less: Allowance for loan losses	7,489	6,685	6,441

Total net loans	$522,849	$477,095	$387,074

Item 2.  Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Overview
Flag ended the second quarter of 2004 with strong balance sheet growth. Total assets grew to approximately $749.4 million, an increase of 20.2% from June 30, 2003. Loans outstanding (excluding loans held for sale) increased 34.8% to $530.3 million at June 30, 2004 when compared to June 30, 2003. Total deposits grew to $610.6 million, an increase of $113.9 million or 22.9% from balances at June 30, 2003.

During the first six months of 2004, Flag has increased total assets by $45.5 million from $703.9 million at December 31, 2003. Loans outstanding and total deposits have increased $46.6 million and $40.1 million, respectively, over the same period. These increases in significant sections of the balance sheet come despite the first quarter 2004 divestiture of Flag’s Thomaston, Georgia branch that included total assets, loans outstanding and total deposits of $38 million, $17 million and $36 million, respectively.

Return on average equity for the three months ended June 30, 2004 was 11.59% on average shareholders’ equity of $66.3 million. This compares to 9.65% on average equity of $62.8 million for the same period in 2003. Return on average assets for the three months ended June 30, 2004 was 1.07%. This compares to 0.97% for the same period in 2003.

For the six month periods ended June 30, 2004 and 2003, Flag’s return on average shareholders’ equity was 12.14% and 9.73%, respectively. Flag’s return on average assets for the same periods was 1.13% and 0.96%, respectively.

Forward-Looking Statements
The following discussion and comments contain "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words “expect”, “estimate”, “anticipate”, and “believe”, as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, (i) the strength of the U.S. economy as well as the strength of the local economies in which operations are conducted; (ii) the effects of changing interest rates which could lower margins; (iii) inflation, interest rate, market and monetary fluctuations; (iv) unanticipated regulatory proceedings or legal actions, or changes in accounting policies and practices as adopted by the Financial Accounting Standards Board; (v) issues involved in the integration of any acquisitions; and (vi) the timely development of products and services that position Flag to succeed in an increasingly competitive industry. If we are unsuccessful in managing the risks relating to these factors, together with other risks incident to the operation of our business, our financial condition, results of operations and cash flows could be adversely affected. Forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

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

Unallocated amounts are particularly subjective and do not lend themselves to exact mathematical calculation. The unallocated amount represents estimated inherent credit losses which may exist, but have not yet been identified, as of the balance sheet date. In estimating the unallocated amount, such matters as changes in the local or national economy, the depth or experience in the lending staff, any concentrations of credit in any particular industry group, and new banking laws or regulations. After we assess applicable factors, we evaluate the aggregate unallocated amount based on our management's experience. We then estimate the resulting ALL balance by comparing the balance in the ALL to historical trends and peer information. Our management then evaluates the result of the procedures performed, including the result of our testing, and concludes on the appropriateness of the balance of the ALL in its entirety.

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

Summary Financial Data
The following table presents summary financial data for the previous five quarters.

(in thousands, except per share data)
(unaudited)	Second Quarter 2004	First Quarter 2004	Fourth Quarter 2003	Third Quarter 2003	Second Quarter 2003
INCOME SUMMARY
Interest income	$10,071	9,674	9,461	9,267	8,726
Interest expense	2,712	2,541	2,608	2,490	2,606

Net interest income	7,359	7,133	6,853	6,777	6,119
Provision for loan losses	375	720	375	375	315
Other income	2,591	4,692	2,042	2,332	3,537
Other expenses	6,734	7,988	6,327	6,503	7,083

Earnings before taxes	2,841	3,117	2,193	2,231	2,258
Income taxes	920	1,021	664	685	736

Earnings	$1,921	2,096	1,530	1,546	1,522

PERFORMANCE RATIOS
Earnings per common share:
Basic	$0.23	0.25	0.18	0.18	0.18
Diluted	0.21	0.23	0.17	0.17	0.17
Return on average equity	11.59%	12.68%	9.30%	9.70%	9.65%
Return on average assets	1.07%	1.19%	0.89%	0.98%	0.97%
Net interest margin	4.46%	4.40%	4.31%	4.67%	4.35%
Yield on Earning Assets	6.11%	5.96%	5.94%	5.94%	6.13%
Cost of Funds	1.73%	1.59%	1.68%	1.77%	1.85%
Efficiency ratio	67.39%	67.33%	71.13%	71.82%	73.22%
Net overhead ratio	2.32%	1.87%	2.50%	2.65%	2.27%
Dividend payout ratio	26.63%	24.42%	33.45%	33.02%	33.47%

ASSET QUALITY
Allowance for loan losses	$7,489	7,052	6,685	6,787	6,441
Non-performing assets	5,853	6,785	7,426	7,658	9,412
Allowance for loan losses to loans	1.41%	1.48%	1.38%	1.56%	1.64%
Non-performing assets to total assets	0.78%	0.99%	1.06%	1.17%	1.50%
Net charge-offs to average loans	-0.05%	0.29%	0.42%	0.03%	0.29%

AVERAGE BALANCES
Loans	$503,045	485,528	459,405	406,258	381,158
Earning assets	663,258	652,312	631,399	575,304	564,457
Total assets	715,212	706,763	686,422	628,899	626,368
Deposits	572,871	577,212	551,658	499,710	500,347
Stockholders’ equity	66,311	66,093	65,005	63,798	62,800
Common shares outstanding:
Basic	8,457,214	8,528,138	8,515,858	8,500,030	8,470,308
Diluted	8,990,704	9,094,604	9,120,823	9,164,931	9,130,266

AT PERIOD END
Loans	$530,338	478,038	483,780	435,079	393,515
Earning assets	693,613	633,450	647,482	598,201	564,220
Total assets	749,371	684,823	703,857	654,652	623,426
Deposits	610,636	548,467	570,570	511,591	496,722
Stockholders’ equity	64,392	66,623	65,260	64,195	63,655
Common shares outstanding	8,333	8,528	8,528	8,510	8,489

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Overview of Financial Condition
Total assets were $749.4 million at June 30, 2004, an increase of $45.5 million or 6.5% from December 31, 2003. Earning assets totaled $693.6 million or 92.6% of total assets at June 30, 2004 compared to $647.5 million or 92.0% of total assets at December 31, 2003. Stockholders’ equity increased $1.3 million or 2.0% to $64.4 million at June 30, 2004. Much of the growth discussed in this filing stems from Flag’s Metro Atlanta expansion strategy. This initiative has focused on developing or hiring highly qualified teams of lenders, private bankers and treasury sales officers and has resulted in a very healthy pace of loan and demand deposit growth.

Loans
Gross loans outstanding (excluding mortgage loans held for sale) at June 30, 2004 totaled $530.3 million, an increase of $46.6 million over December 31, 2003 balances. Mortgage loans held-for-sale increased from $4.2 million at December 31, 2003 to $6.0 million at June 30, 2004. Loans in the Metro Atlanta region grew to $345.2 million at June 30, 2004 compared to $283.6 million at December 31, 2003. Construction loans in Flag’s Johns Creek production office grew during the period in question from $66.5 million to $80.3 million while loans in the Company’s correspondent lending division grew slightly from $104.2 million to $108.4 million. Loan balances in the Company’s traditional markets in Middle Georgia grew slightly during the six month period ending June 30, 2004.

Investment Securities
Investment securities at June 30, 2004 totaled $111.2 million, a decrease of $26.3 million or 19.1% from December 31, 2003. During the second quarter of 2004, Flag had approximately $20.2 million of expected calls on investment securities purchased during 2003. These securities and others in the portfolio were part of Flag’s investment strategy that keeps the expected principal cash flow within two years and whenever possible would coincide with periods of strong loan growth. Most of the proceeds from these calls and maturities were held in federal funds sold at the end of the period as Flag expects the pace of loan growth to remain strong through the third quarter of 2004. Investment securities comprised 16.0% and 21.2% of earning assets at June 30, 2004 and December 31, 2003, respectively.

Federal Funds Sold and Interest Bearing Deposits
Short term investments (federal funds sold and interest bearing deposits) totaled $46.1 million at June 30, 2004, an increase of $24.2 million from December 31, 2003. Historically, Flag has maintained lower levels of short term investments, choosing instead to invest more heavily in loans and investment securities. Our level of short term investments at the end of the second quarter was high as Flag expects strong loan growth to continue in the third quarter of 2004 from all lending segments of the company. Short term investments amounted to 6.6% of earning assets at June 30, 2004 and 3.4% of earning assets at December 31, 2003.

Premises and Equipment
Premises and equipment at June 30, 2004 totaled $14.1 million compared to $16.5 million at December 31, 2003. The primary reason for the decrease in premises and equipment was the sale of approximately $1.8 million of premises and equipment related to the Thomaston, Georgia branch.

Deposits and Other Funding
Total deposits at June 30, 2004 were $610.6 million, an increase of $40.0 million or 7.0% over December 31, 2003. Included in the change since December 31, 2003 is the divestiture of approximately $36 million in deposits related to the sale of Flag’s Thomaston, Georgia branch in the first quarter. Interest-bearing demand deposits (money market and NOW accounts) have increased 12.8% or $36.0 million over this period, due largely to sales efforts focused in the Atlanta deposit market. Total deposits in the Company’s Metro Atlanta region were $299.3 million at the end of June 30, 2004 compared to $204.4 million at December 31, 2003. Demand deposits in the same region increased significantly as well, from $132.6 million at the end of 2003 to $188.5 million at June 30, 2004.

Advances from the Federal Home Loan Bank
Advances from the Federal Home Loan Bank (FHLB) amounted to $53 million at June 30, 2004 compared to $58 million at December 31, 2003. This decrease related to one advance totaling $5 million that was repaid during the first quarter of 2004.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity
Liquidity management involves Flag’s ability to maintain adequate short-term assets to meet the cash flow expectations of depositors and other lending institutions and to provide funds for the growth in earning assets. Liquidity is managed daily by understanding the cash flow expectations of depositors and other lending institutions and maintaining enough liquid assets to meet these expectations. As of June 30, 2004 Flag had $382.7 million of deposits due on demand and $168.2 million of time deposits and other borrowings due within one year. Potential liquidity needs of these liabilities are met with liquid assets (assets that can be easily converted to cash). Liquid assets at June 30, 2004 totaled $180.2 million and included cash and due from banks, federal funds sold and interest bearing deposits with other banks, unpledged investment securities available-for-sale, marketable other investments and mortgage loans held-for-sale. In addition to using liquid assets to meet potential liquidity needs, Flag maintains available lines of credit with other financial institutions. These include federal funds and other lines of credit totaling $46 million, a line of credit with the Federal Home Loan Bank totaling $95 million, and a line of credit with the Federal Reserve Bank of Atlanta totaling $125 million. At June 30, 2004, unadvanced portions of these lines amounted to $213 million.

Market Rate Sensitivity
Market rate sensitivity is the tendency for changes in the interest rate environment to be reflected in Flag’s net interest income and results of operations. Flag seeks to balance maturities and rates on earning assets and the corresponding funding such that interest rate fluctuations have a minimal impact on earnings and the value of Flag’s equity.

Historically, the average term to maturity or repricing (rate changes) of assets (primarily loans and investment securities) has exceeded the average repricing period of liabilities (primarily deposits and borrowings). Flag’s liabilities over the past year have shifted from mostly time deposits with longer maturities to demand deposits, which reprice daily. This shift in funding results from sales and pricing disciplines that in the long run will prove profitable, but currently shows Flag with more liabilities repricing in the early months of a rate change than do earning assets. The Company measures the impact of this mismatch using an interest rate simulation model that monitors and evaluates the impact of changing interest rates on net interest income and the market value of its investment portfolio. As of June 30, 2004, Flag’s simulation model shows that changing interest rates (rising or falling) will have minimal impacts on the Company’s net interest margin or net income. The market value of the Company’s investment portfolio shows more sensitivity to rising interest rates but is within tolerance specified by the Company’s ALCO policy.

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

Flag’s management from time to time uses certain derivative instruments in an effort to add stability to the Company’s net interest income and manage exposure to changing interest rates. Guidance for using these instruments is found in SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Under the terms of this statement, all derivatives are classified as either fair value hedges (those designed to hedge the fair market value of asset or liabilities affected by changing interest rates) or cash flow hedges (those designed to mitigate exposure to variability in expected future cash flows due to changing interest rates).

At June 30, 2004, the Company had three derivative instruments designated as cash flow hedges. No fair value hedges were outstanding. The following table summarizes the outstanding derivative instruments.

Type	Transaction Date	Term Date	Notional	Receive Rate	Pay Rate	Current Spread

Receive Fixed, Pay LIBOR Swap	June 2004	Dec 2005	5,000,000	2.68%	1.32%	1.36%
Receive Fixed, Pay LIBOR Swap	June 2004	June 2006	15,000,000	3.00%	1.32%	1.68%
Receive Fixed, Pay LIBOR Swap	June 2004	Dec 2006	5,000,000	3.27%	1.32%	1.95%

Total Received Fixed Swaps			25,000,000	2.99%	1.32%	1.66%

Capital
At June 30, 2004, the capital ratios of Flag and Flag Bank (the “Bank”) were adequate compared to the minimum regulatory capital requirements.  Minimum regulatory capital levels for banks and holding companies require Tier one capital (core capital accounts less intangible assets) to risk-weighted assets of at least 4%, total capital (tier one capital plus a portion of the allowance for loan losses) to risk-weighted assets of 8%, and tier one capital to average assets of at least 4%. The following table reflects Flag’s capital position with respect to the regulatory minimums as of June 30, 2004:

Flag’s subordinated debt is supported by $14,000,000 of trust preferred securities, which were issued on April 15, 2004 in a private pooled transaction through an off balance sheet trust: Flag Financial Corporation Statutory Trust. The subordinated debt and associated trust preferred securities carry a variable rate and were initially priced at LIBOR plus 3.89%. Interest payments and the resetting of rates both occur on a quarterly basis. The debt is scheduled to mature in April 2034 and cannot be redeemed by the trust for a minimum of five years after issuance.
Flag intends to use the proceeds as capital for continued growth in metro Atlanta, for the stock repurchase program, and for other general operating purposes.

In March 2004, Flag's board of directors authorized a stock repurchase program covering an amount equal to 10% of outstanding shares. Through June 30, 2004 the Company had purchased approximately 230,000 shares at an average price of $12.88.

	Actual		Required		Excess
	Amount	%	Amount	%	Amount	%

Total Capital (to Risk Weighted Assets)	$72,726	12.87%	$56,240	8.00%	$16,486	4.87%
Tier 1 Capital (to Risk Weighted Assets)	$65,618	11.61%	$28,120	4.00%	$37,498	7.61%
Tier 1 Capital (to Average Assets)	$65,618	9.33%	$22,600	4.00%	$43,018	5.33%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Provision and Allowance for Possible Loan and Lease Losses
The following table presents an analysis of the allowance for loan losses for the six-month periods ended June 30, 2004 and 2003:

	2004	2003
(in thousands)
Balance of allowance for loan losses at beginning of period	$6,685	6,888
Provision charged to operating expense	1,095	571
Charge offs:
Commercial	12	155
Real estate – mortgage	17	32
Real estate – other	376	945
Consumer	147	121

Total charge-offs	552	1,253
Recoveries:
Commercial	137	57
Construction		-
Real estate – mortgage	12	12
Real estate – other	56	82
Consumer	56	84

Total recoveries	261	235

Net charge-offs	291	1,018

Balance of allowance for loan losses at end of period	$7,489	6,441

See “Critical Accounting Policies” for an explanation of our methodology for determining the appropriate level for the allowance and its effect on our results of operations.

Non-Performing Assets
Non-performing assets (nonaccrual loans, real estate owned and repossessions) totaled approximately $5.9 million at June 30, 2004, compared to $7.4 million at December 31, 2003. These levels as a percentage of total assets represented 0.78% and 1.06% respectively.

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

(in thousands)	June 30,	December 31,	June 30,
Non-performing assets	2004	2003	2003

Loans on nonaccrual	$3,415	4,685	6,808
Loans past due 90 days and still accruing	63	309	197
Other real estate owned and repossessions	2,375	2,432	2,407

Total non-performing assets	$5,853	7,426	9,412

Total non-performing assets as a percentage of
total assets	0.78%	1.06%	1.50%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations for the Three Month Periods Ended June 30, 2004 and 2003

Net income – Net income for the quarter ended June 30, 2004 was $1.9 million or $0.21 per diluted share, compared to $1.5 million or $0.17 per diluted share for the quarter ended June 30, 2003. Flag’s return on average assets was 1.07% and 0.97% for the second quarter of 2004 and 2003, respectively, while return on equity was 11.59% and 9.65% on average equity of $66.3 and $62.8 for the same quarters.

Interest income - Interest income for the quarter ended June 30, 2004 was $10.1 million, an increase of $1.3 million or 15.4% compared to the same quarter in 2003. Interest income and fees on loans in the current quarter increased $1.5 million, or 20.2%, to $8.7 million compared to the same quarter in 2003. Average loans for the period increased $121.9 million or 32.0% while the average yield decreased to 6.9% from 7.6% during the second quarter of 2003. Interest income on investment securities declined by $33,000 during the quarter compared to the second quarter of 2003 as the average balance of investment securities increased from $121.8 million in 2003 to $127.2 million in the current period. Although average balances of investment securities increased, Flag saw declining investment income due to lower interest rate yields on these investments. Interest on federal funds sold and interest bearing deposits in other banks decreased by 45.0% during the second quarter of 2004 to $99,000 as Flag’s strong loan demand allowed the Company to maintain lower levels of liquidity than in the same period in 2003. Average balances for federal funds sold and interest-bearing deposits as of June 30, 2004 and June 30, 2003 were $25.1 million and $42.6 million, respectively, reflecting a 41.1% decrease over the periods in question.

Yields on earning assets during the quarter ended June 30, 2004 were virtually unchanged when compared to the second quarter of 2003. Yields on earning assets for the current quarter were 6.11% compared to 6.13% for the same period in 2003.

Interest expense – Interest expense for the second quarter of 2004 was $2.7 million, an increase of $106,000 over the same quarter in 2003. Most of this 4.1% increase in interest expense was due to a 22.8% increase in total funding, from $554.6 million at June 30, 2003 to $679.9 million at June 30, 2004. Demand deposits (interest-bearing and non-interest bearing) comprised 56.3% of total funding at June 30, 2004 compared to 51.0% at June 30, 2003. This improvement in funding along with lower renewal rates on time deposits helped reduce Flag’s cost of funds to 1.70% for the second quarter of 2004 compared to 1.85% in the second quarter of 2003.

Net interest income – Net interest income for the quarter ended June 30, 2004 was $7.4 million, an increase of 20.3% from the quarter ended June 30, 2003. Flag’s net interest margin (net interest income divided by average earning assets) increased from 4.35% to 4.46% on average earning assets of $564.5 million and $663.3 million for the quarters ended June 30, 2003 and June 30, 2004, respectively.

Provision for loan losses – Flag’s provision for loan losses for the second quarter of 2004 was $375,000 as compared to $315,000 for the same quarter a year ago. Although loans have increased substantially during the past year, Flag’s overall credit quality has improved significantly as well, as discussed in the credit quality sections titled “Provision and Allowance for Possible Loan and Lease Losses” and “Non-Performing Assets.”

Non-interest income – Non-interest income for the quarter ended June 30, 2004 totaled $2.6 million, a decrease of 26.7% compared to the quarter ended June 30, 2003. Flag’s income from mortgage banking activities declined from $1.5 million in the second quarter of 2003 to $600,000 in the second quarter of 2004 as mortgage interest rates in the current period were not as favorable as in 2003. Gains on the sale of real estate contributed to strong non-interest income in 2003 as Flag sold or divested several pieces of real estate that produced a non-recurring gain of $922,000. Non-interest income comprised 20.5 % of total revenue during the second quarter of 2004 compared to 28.8% in the second quarter of 2003.

Non-interest expense - Non-interest expense for the second quarter of 2004 totaled $6.7 million compared to $7.1 million in the same quarter of 2003. Salaries and benefits decreased from $4.3 million in 2003 to $4.1 million in 2004, a decrease of 4.5%. This decrease was due largely to decreased mortgage commissions related to the reduction in Flag’s mortgage operation. Occupancy expense decreased 6.0% to $863,000 for the second quarter of 2004 as compared to the second quarter of 2003. Included in occupancy expense for the second quarter of 2003 was a non-recurring charge of $115,000 related to Flag’s decision to exit its operation center in south Atlanta which was under lease until December 31, 2004. Increases in professional fees of $118,000 during the current quarter were offset by decreases in communications and data expense of $162,000.

Excluding one time charges in the second quarter of 2003, Flag’s operating expenses decreased 3.36% during the quarter ended June 30, 2004. Flag’s efforts on stabilizing or reducing operating expenses while growing the balance sheet and its Metro Atlanta presence are seen in other areas as well. Total assets per employee improved to $3.2 million at June 30, 2004, an increase of 25.2% over the $2.5 million at June 30, 2003. Total deposits per branch location improved as well from $27.6 million at June 30, 2003 to $40.7 million at June 30, 2004, an increase of 47.4%.

Income taxes – Income tax expense for the quarter ended June 30, 2004 totaled $920,000 compared to $736,000 for the same quarter of 2003. Flag’s effective tax rate was 32.4% and 32.6% for the second quarters of 2004 and 2003, respectively.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations for the Six Month Periods Ended June 30, 2004 and 2003

Net income - Net income for the six month period ended June 30, 2004 was $4.0 million or $0.44 per diluted share compared to net income of $3.0 million or $0.34 per diluted share for the same period in 2003.

Interest Income - Total interest income for the six month period ending June 30, 2004 increased by 10.9% to $19.7 million.  Interest and fees on loans increased from $14.4 million during the first six months of 2004 to $16.8 million for the same period in 2003, an increase of 16.3%, which accounted for most of the increase.  Average earning assets for the first six months of 2004 were $657.8 million compared to $571.3 million for the first six months of 2003.  Loans (including loans held for sale) averaged 75.7% of average earnings assets for 2004 compared to 68.8% for 2003.   Offsetting the overall increase in average earning assets was compression in the yield on average earning assets.   Yields on average earning assets decreased from 6.29% through June 30, 2003 to 6.04% through June 30, 2004.

Interest Expense - Interest expense decreased $196,000 from June 30, 2003 to $5.3 million at June 30, 2004, a decrease of 3.6%. This decrease comes despite an increase in total funding of $126.4 million to $679.9 million at June 30, 2004. Flag’s total cost of funding for the six month period ending June 30, 2004 was 1.66% compared to 1.95% for the same period in 2003.

Net interest income - Net interest income for the six month period ended June 30, 2004 totaled $14.5 million, an increase of 17.3% over the same period in 2003.

Provision for loan losses - Flag’s provision for loan losses in the first six months of 2004 amounted to $1,095,000, compared to $571,000 for the same period in 2003. Flag’s larger provision for the six month period is due mostly to a faster pace of loan growth than experienced in previous years and to a special charge for specific credits taken in the first quarter of 2004. See “Critical Accounting Policies” and “Allowance for Possible Loan and Lease Losses.”

Non-interest income - Non-interest income totaled $7.3 million for the six month period ending June 30, 2004. This increase of $1.3 million or 21.6% relates primarily to the $3.0 million gain recognized on the sale of Flag’s Thomaston, Georgia branch during the first quarter of 2004. Service charges on deposit accounts improved to $1.9 million in the first six months of 2004, an increase of 7.5%. Revenues from mortgage banking activities during the quarter were $1.1 million, a decrease from $2.3 million during the same period in 2003. Flag anticipated a decline in this income as interest rates during most of 2003 were very favorable and provided many homeowners with refinance opportunities. Flag’s other income decreased by $1.2 million in the first six months of 2004 as compared to the same period in 2003, due primarily to the sale and leaseback of Flag’s Dunwoody, Georgia branch facility during the first half of 2003, which resulted in a one-time gain of $922,000.

Non-interest expense - Non-interest expense for the six month period ending June 30, 2004 totaled $14.7 million, an increase of $1.3 million from the same period in 2003. Included in the $14.7 million for 2004 are expenses totaling $635,000 directly related to the sale of Flag’s Thomaston, Georgia branch and $376,000 of benefit plan expense that related to director and officer plans under a recent accounting interpretation by various regulatory agencies. On a recurring basis, Flag’s operating expenses for the six month period ended June 30, 2004 represent an increase of only 2.15% over the same period in 2003, despite the depth created in various lending and deposit sales functions throughout the Bank.

Provision for income taxes - Flag’s provision for income taxes during the first six months of 2004 amounted to $1.9 million for an effective tax rate of 32.6%. During the first six months of 2003, Flag recorded an income tax expense of approximately $1.4 million for an effective rate of 31.2%. Flag’s increasing effective tax rate is due to a higher level of profitability with relatively fewer deductions and credits.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2004, there were no substantial changes in the composition of Flag’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2003. The foregoing disclosures related to the market risk of Flag should be read in conjunction with Flag’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2003 included in Flag’s 2003 Annual Report on Form 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this report, Flag carried out an evaluation, under the supervision and with the participation of Flag’s management, including Flag’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Flag’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, Flag’s Chief Executive Officer and Chief Financial Officer concluded that Flag’s disclosure controls and procedures are effective in timely alerting them to material information relating to Flag (including its consolidated subsidiaries) that is required to be included in Flag’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in Flag’s internal controls or, to Flag’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date Flag carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

Part 2. Other Information
Flag Financial Corporation and Subsidiaries

PART II. Other Information

Item 1. Legal Proceedings - None

Item 2. Changes in Securities, Uses of Proceeds and Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the second quarter of 2004.

			Total Number of	Maximum Number (or
			Shares (or Units)	Appropriate Dollar Value)
	Total	Average	Purchased as Part	Of Shares (or Units) that
	Number of	Price	Of Publicly	May Yet Be Purchased
	Shares	Paid Per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs

April 1 through
April 30, 2004	22,600	$12.67	1,269,561	830,214

May 1 through
May 31, 2004	115,650	12.84	1,385,211	714,564

June 1 through
June 30, 2004	92,175	12.97	1,477,386	622,389

Total	230,425	$12.88	1,477,386	622,389

Item 3. Defaults upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders

(a)  The 2004 Annual Meeting of Shareholders was held on April 20, 2004

(b)  Election of Directors

The following are the results of the votes cast by shareholders present at the 2004 annual meeting of Shareholders, by proxy or in person, for the following directors to serve until the 2007 Annual Meeting of Shareholders:

                For       Withhold

Joseph W. Evans                            6,676,129              63,639
Quill O. Healey                                 6,721,791     17,977
J. Daniel Speight                              6,371,010                     368,758
John D. Houser                                6,721,791              17,977

(c)  Ratifying the appointment of Porter Keadle Moore LLP, as independent accountants of the Company for the fiscal year ending December 31, 2004.
The shareholders voted 6,699,694 shares in the affirmative, 33,530 shares in the negative, with 17,545 abstaining for the ratification and appointment of Porter  Keadle Moore LLP as independent accountants for the Company for the fiscal year ending December 31, 2004.

        (d)  Approving the Flag Financial Corporation 2004 Equity Incentive Plan.
The shareholders voted 3,855,759 shares in the affirmative, 1,106,454 shares in the negative, with 72,342 abstaining for the approval of the Flag Financial Corporation 2004 Equity Incentive Plan.

Item 5. Other Information
Pursuant to Rule 14a-14(c)(1) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company’s 2005 Annual Meeting of Shareholders must notify the Company in writing to the Secretary of the Company, at 3475 Piedmont Road, N.E., Suite 550, Atlanta, Georgia, 30305, of the contents of such proposal no later than November 11, 2004. If the Company does not receive such notice prior to that date, the proposal will not be included in the Company’s 2005 proxy statement and proxies solicited by the management of the Company will confer discretionary authority upon the management of the Company to vote upon any such matter.

Other Information
Flag Financial Corporation and Subsidiaries

Item 6. Exhibits and Report on Form 8-K.

      (a) Exhibits

31.1  Section 302 Certification by Chief Executive Officer
31.2  Section 302 Certification by Chief Financial Officer
32.1  Section 906 Certification by Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K

Reports on Form 8-K filed during the Second Quarter of 2004:

April 16, 2004: Report on Form 8-K containing Flag’s first quarter 2004 earnings press release pursuant to Item 12. The information reported therein shall not be deemed “filed” for purposes of liability under Section 18 of the Exchange Act.

Flag Financial Corporation and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

               Flag Financial Corporation

                   By:_/s/_Joseph W Evans___
                    Joseph W. Evans
                    (Chief Executive Officer)

                   Date:___8/6/04__________

                                By:  /s/ J. Daniel Speight, Jr.
                    J. Daniel Speight, Jr.
                    (Chief Financial Officer)

                   Date:___8/6/04__________