Form 10-Q/A
period 2004-06-30
FLAG FINANCIAL CORP
filed 2004-09-28
CIK 897509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note
    This Amendment No. 1 to the Registrant's Form 10-Q for the quarter ended June 30, 2004 is filed solely to attach Exhibit 4.1.

Flag Financial Corporation and Subsidiaries

Table of Contents

Page
PART II Other Information

Item 6. Exhibits and Reports on Form 8-K	1

Part II. Other Information

Item 6. Exhibits and Report on Form 8-K

               (a) Exhibits

  4.1  Indenture dated April 15, 2004 between the Registrant and Flag Financial Corporation Statutory Trust
31.1  Section 302 Certification by Chief Executive Officer
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

               Flag Financial Corporation

                   By:_/s/_Joseph W Evans___
                    Joseph W. Evans
                    (Chief Executive Officer)

                   Date:___9/28/04__________

                         By:_/s/_J. Daniel Speight, Jr.
                    J. Daniel Speight, Jr.
                   (Chief Financial Officer)

                   Date:___9/28/04__________