Form 10-Q
period 2004-09-30
FLAG FINANCIAL CORP
filed 2004-11-09
CIK 897509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

YES XX   NO

Common stock, par value $1 per share: 8,259,663 shares
outstanding as of November 4, 2004

Flag Financial Corporation and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements
Flag Financial Corporation and Subsidiaries

Consolidated Balance Sheets
(in thousands)
	(UNAUDITED)	(AUDITED)	(UNAUDITED)
	September 30,	December 31,	September 30,
	2004	2003	2003
ASSETS

Cash and due from banks	$13,721	17,454	17,434
Interest-bearing deposits in banks	15,852	12,183	19,201
Federal funds sold	18,826	7,100	-
Total cash and cash equivalents	48,399	36,737	36,635
Interest-bearing deposits	1,626	2,675	99
Investment securities available-for-sale	94,607	122,565	123,728
Other investments	13,211	14,944	15,265
Mortgage loans held-for-sale	6,666	4,234	4,829
Loans, net	582,046	477,095	428,292
Premises and equipment, net	14,284	16,497	16,766
Other assets	32,199	29,110	29,038
Total assets	$793,038	703,857	654,652

LIABILITIES

Non interest-bearing deposits	$42,679	51,087	41,475
Interest-bearing demand deposits	320,777	282,261	244,362
Savings	21,863	23,898	25,241
Time	277,998	213,324	200,514
Total deposits	663,317	570,570	511,592
Advances from Federal Home Loan Bank	40,000	58,000	53,000
Federal funds purchased and other borrowings	4,144	5,197	19,715
Subordinated debt	14,433	-	-
Accrued interest payable and other liabilities	6,106	4,830	6,150
Total liabilities	728,000	638,597	590,457

STOCKHOLDERS' EQUITY

Preferred stock (10,000 shares authorized, none
issued and outstanding)	-	-	-
Common stock ($1 par value, 20,000 shares authorized,
9,811, 9,775 and 9,757 shares issued at
September 30, 2004, December 31, 2003 and
September 30, 2003, respectively	$9,811	9,775	9,757
Additional paid-in capital	24,799	24,557	24,433
Retained earnings	43,460	39,294	38,276
Accumulated other comprehensive income	472	1,211	1,306
Less: Treasury stock at cost; 1,551 shares at September 30, 2004, 1,247 shares at
December 31, 2003 and 1,247 shares at September 30, 2003, respectively	(13,504)	(9,577)	(9,577)

Total stockholders' equity	65,038	65,260	64,195
Total liabilities and stockholders' equity	$793,038	703,857	654,652

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Consolidated Statements of Earnings

(in thousands, except per share data)		(UNAUDITED)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest Income
Interest and fees on loans	$9,515	7,757	26,313	22,197
Interest on investment securities	1,177	1,383	3,925	4,371
Interest on federal funds sold and interest-bearing deposits	121	127	320	506
Total interest income	10,813	9,267	30,558	27,074
Interest Expense
Interest on deposits:
Demand	1,343	821	3,576	2,345
Savings	32	37	99	112
Time	1,436	1,413	3,857	4,848
Interest on other borrowings	354	219	887	634
Total interest expense	3,165	2,490	8,419	7,939
Net interest income before provision for loan losses	7,648	6,777	22,139	19,135
Provision for Loan Losses	375	375	1,470	946
Net interest income after provision for loan losses	7,273	6,402	20,669	18,189
Other Income
Fees and service charges on deposit accounts	946	850	2,796	2,572
Mortgage banking activities	744	1,144	1,869	3,487
Insurance commissions and brokerage fees	162	49	438	424
Gain on sale of branch	-	-	3,000	-
Gain on sale of investment securities	7	4	700	12
Other income	395	285	734	1,827
Total other income	2,254	2,332	9,537	8,322
Other Expenses
Salaries and employee benefits	4,480	3,939	13,347	12,018
Occupancy	974	825	2,747	2,522
Professional fees	235	123	817	564
Postage, printing and supplies	244	230	693	759
Amortization of intangibles	23	23	68	60
Communications and data	556	626	1,670	1,832
Other operating	785	737	2,676	2,121
Total other expenses	7,297	6,503	22,018	19,876
Earnings before provision for
income taxes	2,230	2,231	8,188	6,635
Provision for income taxes	571	685	2,512	2,060
Net earnings	$1,659	1,546	5,676	4,575

Basic earnings per share	$0.20	0.18	0.67	0.54

Diluted earnings per share	$0.19	0.17	0.63	0.51

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
                                                                                                                                                       (UNAUDITED)
	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2004	2003	2004	2003

Net earnings	$1,659	1,546	5,676	4,575
Other comprehensive loss, net of tax:
Unrealized gains (losses) on investment
securities available-for-sale:
Unrealized gains (losses) arising during the period,
net of tax of $271, $387, $187 and
$374, respectively	441	(631)	(306)	(611)
Reclassification adjustment for (gains) losses included in net earnings
net of tax of $3, $1, $266 and $5, respectively	(4)	(3)	(433)	(7)
Unrealized gain on cash flow hedges, net of tax of $46	-	-	-	(75)

Other comprehensive income (loss)	437	(634)	(739)	(693)

Comprehensive income	$2,096	912	4,937	3,882

See Accompanying Notes to Unaudited Consolidated Financial Statements

Consolidated Statements of Cash Flows

	(UNAUDITED)
(in thousands)	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$5,676	4,575
Adjustment to reconcile net earnings to net
cash provided by operating activities:
Depreciation, amortization and accretion	2,322	2,606
Provision for loan losses	1,470	946
Gain on sale of branch office	(3,000)	-
Gain on sale of available-for-sale securities	(700)	(12)
Gain on sale of loans	(1,028)	(1,899)
Loss (gain) on sale, write-down of fixed assets	56	(922)
Gain on sale of other real estate	(113)	(113)

Change in:
Mortgage loans held-for-sale	(1,404)	7,777
Other	(3,084)	2,551
Net cash provided by operating activities	195	15,509

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in branch sale	(14,141)	-
Net change in interest-bearing deposits	1,049	12,312
Proceeds from sales and maturities of investment
securities available-for-sale	65,603	69,033
Purchases of investment securities available-for-sale	(39,649)	(55,874)
Purchases of other investments	(750)	(8,920)
Proceeds from sales of other investments	3,160	450
Net change in loans	(123,110)	(54,454)
Proceeds from sale of other real estate	1,650	1,933
Proceeds from sale of premises and equipment	183	4,345
Purchases of premises and equipment	(1,136)	(691)
Purchases of cash surrender value life insurance	(115)	(123)
Net cash used in investing activities	(107,256)	(31,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	128,502	1,860
Change in federal funds purchased	(2,453)	17,030
Change in other borrowed funds	1,400	1,350
Proceeds from FHLB advances	15,000
Payments of FHLB advances	(33,000)	(5,000)
Proceeds from issuance of subordinated debt	14,433	-
Purchase of treasury stock	(3,927)	-
Proceeds from exercise of stock options	278	939
Proceeds from issuance of stock	-	138
Proceeds from issuance of warrants	-	12
Cash dividends paid	(1,510)	(1,524)
Net cash provided by financing activities	118,723	14,805

Net change in cash and cash equivalents	11,662	(1,675)
Cash and cash equivalents at beginning of period	36,737	38,310

Cash and cash equivalents at end of period	$48,399	36,635

See Accompanying Notes to Unaudited Consolidated Financial Statements

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

Note 2. Earnings Per Share
Net earnings per common share are based on the weighted average number of common shares outstanding during each period. The calculation of basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30,		September 30,
	2004	2003	2004	2003
Basic earnings per share:
Net earnings	$1,659	1,546	5,676	4,575
Weighted average common shares outstanding	8,263	8,500	8,416	8,456
Per share amount	$0.20	0.18	0.67	0.54

Diluted earnings per share:
Net earnings	$1,659	1,546	5,676	4,575
Effect of stock options and warrants	593	665	562	586
Diluted earnings per share	$0.19	0.17	0.63	0.51

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

	Three months ended		Nine months ended
(in thousands, except per share data)	September 30,		September 30,
	2004	2003	2004	2003
Net earnings as reported	$1,659	1,546	5,676	4,575
Compensation expense determined by fair value method	$(49)	(76)	(104)	(229)
Pro forma net earnings	$1,610	1,470	5,572	4,346

Basic earnings per share:
As reported	$0.20	0.18	0.67	0.54
Pro forma	$0.19	0.17	0.66	0.51

Diluted earnings per share:
As reported	$0.19	0.17	0.63	0.51
Pro forma	$0.18	0.16	0.62	0.48

Notes to Consolidated Financial Statements

During the first nine months of 2004, Flag issued 91,500 options with a weighted average estimated value of $3.48 each. The fair value of each option was estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions: dividend yield of 1.80%; volatility of .2865; risk free interest rate of 4.23%; and an expected life of five years.

Note 4. Loans
Flag engages in a full complement of lending activities, including real estate-related, commercial and financial loans and consumer installment loans. Flag generally concentrates lending efforts on real estate related loans. As of September 30, 2004, Flag’s loan portfolio consisted of 86.6% real estate-related loans, 10.9% commercial and financial loans, and 2.5% consumer installment loans. While risk of loss is primarily tied to the credit quality of the various borrowers, risk of loss may also increase due to factors beyond the Flag’s control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the real estate portfolio. Of the target areas of lending activities, commercial and financial loans are generally considered to have a greater risk of loss than real estate loans or consumer installment loans.

Loans are stated at unpaid balances, net of unearned income and deferred loan fees. Balances within the major loans receivable categories are represented in the following table:

	September 30,	December 31,	September 30,
(in thousands)	2004	2003	2003

Commercial/financial/agricultural	$64,603	50,435	58,224
Real estate - Construction	159,308	100,108	81,111
Real estate - Mortgage	351,669	315,610	276,042
Installment loans to individuals	14,620	17,287	19,300
Lease financing	174	340	402
Total loans	$590,374	483,780	435,079
Less: Allowance for loan losses	8,328	6,685	6,787
Total net loans	$582,046	477,095	428,292

Note 5. Trust Preferred Securities
During the first quarter of 2004, the Company formed a wholly-owned Connecticut statutory business trust, Flag Financial Corporation Statutory Trust, a subsidiary whose sole purpose was to issue $14.4 million of Trust Preferred Securities through a pool sponsored by SunTrust Bank in Atlanta, Georgia. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. During the third quarter of 2004, the floating-rate securities had a 4.34% interest rate, which will reset quarterly at the three-month LIBOR rate plus 2.75%. The Trust Preferred Securities are recorded as subordinated debentures on the balance sheets, but subject to certain limitations, qualify as Tier 1 capital for regulatory capital purposes.

Note 6. Stock Repurchase Program
In March 2004, Flag’s board of directors authorized a stock repurchase program covering an amount equal to 10% of the outstanding shares of Flag’s common stock. Through September 30, 2004 the Company had purchased approximately 304,000 shares of the approximately 853,000 shares authorized to be purchased, at an average price of $12.91.

Item 2
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Overview
Growth in the balance sheet, primarily driven from efforts in Metro Atlanta, highlighted the Company’s performance in the third quarter. Total assets grew to approximately $793.0 million, an increase of 12.7% from December 31, 2003. Loans outstanding (excluding loans held for sale) increased 22.0% to $590.4 million at September 30, 2004 when compared to December 31, 2003. Total deposits grew to $663.3 million, an increase of $92.7 million or 16.3% from balances at December 31, 2003.

The growth in the balance sheet and earning assets contributed to solid growth in net interest income. Net interest income for the third quarter of 2004 increased 12.9% to $7.6 million from $6.8 million in the third quarter of 2003. For the nine-month period, net interest income increased 15.7% to $22.1 million from the $19.1 million recorded during the same time period in 2003. Total interest income for the nine-month period increased 12.9% to $30.6 million. This increase in interest income is the result of several factors, the most significant of which are the growth in loan balances and the growth in loan fees. Fees on loans for the nine-month period ended September 30, 2004 were $4.1 million, an increase of 36.6% when compared to the same period in 2003.

Return on average equity for the three months ended September 30, 2004 was 10.21% on average shareholders’ equity of $65.0 million. This compares to 9.70% on average equity of $63.8 million for the same period in 2003. Return on average assets for the three months ended September 30, 2004 was 0.87%. This compares to 0.98% for the same period in 2003. For the nine-month periods ended September 30, 2004 and 2003, Flag’s return on average shareholders’ equity was 11.50% and 9.72%, respectively. Flag’s return on average assets for the same periods was 1.04% and 0.97%, respectively.

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

Item 2
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The ALL consists of two portions: (1) allocated amounts representing the potential exposures on specifically identified credits and other exposures readily predictable by historical or comparative experience; and (2) an unallocated amount representative of inherent loss, which is not readily identifiable. Even though the ALL is composed of two components, the entire ALL is available to absorb any credit losses. Allocated amounts are used on loans where management has determined that there is an increased probability or severity of loss than on the loan portfolio as a whole. We base the allocation for these unique loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. We then assign each risk-rating grade a loss ratio, which is determined based on the experience of management, discussions with banking regulators and our independent loan review process. We estimate losses on impaired loans based on estimated cash flows discounted at the loan's original effective interest rate or based on the underlying collateral value. To the extent that management does not believe that a certain loan's risk is appropriately represented by the risk rating grades, a specific review of the credit is performed which would result in a less subjective allocation for that particular loan.

Unallocated amounts are particularly subjective and do not lend themselves to exact mathematical calculation. The unallocated amount represents estimated inherent credit losses which may exist, but have not yet been identified, as of the balance sheet date. In estimating the unallocated amount, such matters as changes in the local or national economy, the depth or experience in the lending staff, any concentrations of credit in any particular industry group, and new banking laws or regulations. After we assess applicable factors, we evaluate the aggregate unallocated amount based on our management's experience. We then est the resulting ALL balance by comparing the balance in the ALL to historical trends and peer information. Our management then evaluates the result of the procedures performed, including the result of our testing, and concludes on the appropriateness of the balance of the ALL in its entirety.

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

Summary Financial Data
The following table presents summary financial data for the previous five quarters
(in thousands, except per share data)	2004			2003
(unaudited)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
INCOME SUMMARY
Interest income	$10,813	10,071	9,674	9,461	9,267
Interest expense	3,165	2,712	2,541	2,608	2,490
Net interest income	7,648	7,359	7,133	6,853	6,777
Provision for loan losses	375	375	720	375	375
Other income	2,254	2,591	4,692	2,042	2,332
Other expenses	7,297	6,734	7,988	6,327	6,503
Earnings before taxes	2,230	2,841	3,117	2,193	2,231
Income taxes	571	920	1,021	664	685
Earnings	$1,659	1,921	2,096	1,530	1,546
PERFORMANCE RATIOS
Earnings per common share:
Basic	$0.20	0.23	0.25	0.18	0.18
Diluted	0.19	0.21	0.23	0.17	0.17
Return on average equity	10.21%	11.59%	12.68%	9.30%	9.70%
Return on average assets	0.87%	1.07%	1.19%	0.89%	0.98%
Net interest margin	4.28%	4.46%	4.40%	4.31%	4.67%
Yield on Earning Assets	6.05%	6.11%	5.96%	5.94%	6.39%
Cost of Funds	1.98%	1.73%	1.59%	1.68%	1.77%
Efficiency ratio	74.00%	67.39%	67.33%	71.13%	71.82%
Net overhead ratio	2.64%	2.32%	1.87%	2.50%	2.65%
Dividend payout ratio	29.90%	26.63%	24.42%	33.45%	33.02%
ASSET QUALITY
Allowance for loan losses	$8,328	7,489	7,052	6,685	6,787
Non-performing assets	5,907	5,853	6,785	7,426	7,658
Allowance for loan losses to loans	1.41%	1.41%	1.48%	1.38%	1.56%
Non-performing assets to total assets	0.74%	0.78%	0.99%	1.06%	1.17%
Net charge-offs to average loans	-0.04%	-0.05%	0.29%	0.42%	0.03%
AVERAGE BALANCES
Loans	$566,691	503,045	485,528	459,405	406,258
Earning assets	710,765	663,258	652,312	631,399	575,304
Total assets	762,679	715,212	706,763	686,422	628,899
Deposits	629,221	572,871	577,212	551,658	499,710
Stockholders’ equity	65,003	66,311	66,093	65,005	63,798
Common shares outstanding:
Basic	8,263,028	8,457,214	8,528,138	8,515,858	8,500,030
Diluted	8,855,623	8,990,704	9,094,604	9,120,823	9,164,931
AT PERIOD END
Loans	$590,374	530,338	478,038	483,780	435,079
Earning assets	741,162	693,613	633,450	647,482	598,201
Total assets	793,038	749,371	684,823	703,857	654,652
Deposits	663,317	610,636	548,467	570,570	511,591
Stockholders’ equity	65,038	64,392	66,623	65,260	64,195
Common shares outstanding	8,260	8,333	8,528	8,528	8,510

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Overview of Financial Condition
Total assets were $793.0 million at September 30, 2004, an increase of $89.2 million or 12.7% from December 31, 2003. Earning assets totaled $741.2 million or 93.5% of total assets at September 30, 2004 compared to $647.5 million or 92.0% of total assets at December 31, 2003. Total deposits increased 16.3% from $570.6 million at December 31, 2003 to $663.3 million at September 30, 2004. Stockholders’ equity decreased $222,000 or 0.3% to $65.0 million at September 30, 2004.

Loans
Gross loans outstanding (excluding mortgage loans held for sale) at September 30, 2004 totaled $590.4 million, an increase of $106.6 million over December 31, 2003 balances. Mortgage loans held-for-sale increased from $4.2 million at December 31, 2003 to $6.7 million at September 30, 2004. Flag’s consistently strong loan demand relates mostly to its continued expansion into Metro Atlanta. Loans in the Company’s Metro Atlanta region grew to $358.3 million at September 30, 2004 compared to $283.6 million at December 31, 2003. Loans, including mortgage loans held for sale, comprised 74.7% and 79.7% of earning assets at December 31, 2003 and September 30, 2004, respectively.

Investment Securities
Investment securities at September 30, 2004 totaled $107.8 million, a decrease of $29.7 million or 21.6% from December 31, 2003. During 2004, Flag has experienced calls and maturities in the investment portfolio that provided some of the funding for the strong growth in loans. Flag’s reallocation of earning assets during 2004 was planned and within the Company’s policy for maintaining adequate liquidity while maximizing yield on earning assets. Investment securities comprised 14.9% and 21.2% of earning assets at September 30, 2004 and December 31, 2003, respectively.

Federal Funds Sold and Interest Bearing Deposits
Short-term investments (federal funds sold and interest bearing deposits) totaled $36.3 million at September 30, 2004, an increase of $14.3 million from December 31, 2003. Historically, Flag has maintained lower levels of short-term investments, choosing instead to invest more heavily in loans and investment securities. Levels of short-term investments vary from quarter to quarter depending on anticipated liquidity needs. These liquidity needs include, but are not limited to the pace of anticipated loan demand, maturing amounts of time deposits, the Company’s interest rates on deposit accounts relative to the market in which it operates and anticipated investment opportunities. Seasonality also affects our level of liquidity in that Flag experiences more activity and higher account balances with various municipalities and their taxing divisions during the third and fourth quarters. Short-term investments amounted to 4.8% of earning assets at September 30, 2004 and 3.0% of earning assets at December 31, 2003.

Premises and Equipment
Premises and equipment at September 30, 2004 totaled $14.3 million compared to $16.5 million at December 31, 2003. The primary reason for the decrease in premises and equipment was the sale of approximately $1.8 million of premises and equipment related to the Thomaston, Georgia branch during the first quarter of 2004.

Deposits and Other Funding
Total deposits at September 30, 2004 were $663.3 million, an increase of $92.7 million or 16.3% over December 31, 2003. Included in the change since December 31, 2003 is the divestiture of approximately $36 million in deposits related to the sale of Flag’s Thomaston, Georgia branch in the first quarter. Demand deposits (interest-bearing and non-interest bearing) have increased 9.03% or $30.1 million over this period, due largely to sales efforts focused in the Metro Atlanta market. Total deposits in the Company’s Metro Atlanta region were $350.6 million at the end of September 30, 2004 compared to $201.3 million at December 31, 2003. Customer deposits represented 91.9% of total funding at September 30, 2004 compared to 90.0% at December 31, 2003.

Advances from the Federal Home Loan Bank
Advances from the Federal Home Loan Bank (FHLB) amounted to $40 million at September 30, 2004 compared to $58 million at December 31, 2003. Flag has been able to reduce the dependency on borrowings from the FHLB during the year due to successful efforts in the Company’s deposit sales programs.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity
Liquidity management involves Flag’s ability to maintain adequate short-term assets to meet the cash flow expectations of depositors and other lending institutions and to provide funds for the growth in earning assets. Liquidity is managed daily by understanding the cash flow expectations of depositors and other lending institutions and maintaining enough liquid assets to meet these expectations. As of September 30, 2004, Flag had $385.3 million of deposits due on demand and $170.4 million of time deposits and other borrowings due within one year. Potential liquidity needs of these liabilities are met with liquid assets (assets that can be easily converted to cash). Liquid assets at September 30, 2004 totaled $88.1 million and included cash and due from banks, federal funds sold and interest bearing deposits with other banks, unpledged investment securities available-for-sale, marketable other investments and mortgage loans held-for-sale. In addition to using liquid assets to meet potential liquidity needs, Flag maintains available lines of credit with other financial institutions. These include federal funds and other lines of credit totaling $46 million, a line of credit with the Federal Home Loan Bank totaling $95 million, and a line of credit with the Federal Reserve Bank of Atlanta totaling $125 million. At September 30, 2004, unadvanced portions of these lines amounted to $223.5 million.

Market Rate Sensitivity
Market rate sensitivity is the tendency for changes in the interest rate environment to be reflected in Flag’s net interest income and results of operations. Flag seeks to balance maturities and rates on earning assets and the corresponding funding such that interest rate fluctuations have a minimal impact on earnings and the value of Flag’s equity.

Historically, the average term to maturity or repricing (rate changes) of assets (primarily loans and investment securities) has exceeded the average repricing period of liabilities (primarily deposits and borrowings). Flag’s liabilities over the past year have shifted from mostly time deposits with longer maturities to demand deposits, which reprice daily. This shift in funding results from sales and pricing disciplines that in the long run will prove profitable, but currently shows Flag with more liabilities repricing in the early months of a rate change than do earning assets. The Company measures the impact of this mismatch using an interest rate simulation model that monitors and evaluates the impact of changing interest rates on net interest income and the market value of its investment portfolio. As of September 30, 2004, Flag’s simulation model shows that changing interest rates (rising or falling) will have minimal impacts on the Company’s net interest margin or net income. The market value of the Company’s investment portfolio shows more sensitivity to rising interest rates but is within tolerance specified by the Company’s ALCO policy.

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

Flag’s management from time to time uses certain derivative instruments in an effort to add stability to the Company’s net interest income and manage exposure to changing interest rates. Guidance for using these instruments is found in SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” Under the terms of this statement, all derivatives are classified as either fair value hedges (those designed to hedge the fair market value of asset or liabilities affected by changing interest rates) or cash flow hedges (those designed to mitigate exposure to variability in expected future cash flows due to changing interest rates).

At September 30, 2004, the Company had three derivative instruments designated as cash flow hedges. No fair value hedges were outstanding. The following table summarizes the outstanding derivative instruments.

Type	Transaction Date	Term Date	Notional	Receive Rate	Pay Rate	Current Spread

Receive Fixed, Pay LIBOR Swap	June 2004	Dec 2005	5,000,000	2.68%	1.84%	0.84%
Receive Fixed, Pay LIBOR Swap	June 2004	June 2006	15,000,000	3.00%	1.84%	1.16%
Receive Fixed, Pay LIBOR Swap	June 2004	Dec 2006	5,000,000	3.27%	1.84%	1.43%
Total Received Fixed Swaps			25,000,000	2.99%	1.84%	1.15%

Capital
At September 30, 2004, the capital ratios of Flag and Flag Bank (the “Bank”) were adequate compared to the minimum regulatory capital requirements.  Minimum regulatory capital levels for banks and holding companies require Tier one capital (core capital accounts less intangible assets) to risk-weighted assets of at least 4%, total capital (tier one capital plus a portion of the allowance for loan losses) to risk-weighted assets of 8%, and tier one capital to average assets of at least 4%. The following table reflects Flag’s capital position with respect to the regulatory minimums as of September 30, 2004:

Flag’s subordinated debt is supported by $14,433,000 of trust preferred securities, which were issued on April 15, 2004 in a private pooled transaction through an off balance sheet trust: Flag Financial Corporation Statutory Trust. The subordinated debt and associated trust preferred securities carry a variable rate and were priced during the third quarter at 4.34%, or LIBOR plus 2.75%. Interest payments and the resetting of rates both occur on a quarterly basis. The debt is scheduled to mature in April 2034 and cannot be redeemed by the trust for a minimum of five years after issuance. Flag Financial intends to use the proceeds as capital for continued growth in metro Atlanta, for the stock repurchase program, and for other general operating purposes.

In March 2004, Flag’s board of directors authorized a stock repurchase program covering an amount equal to 10% of outstanding shares. Through September 30, 2004 the Company had purchased approximately 304,000 shares at an average price of $12.91.

	Actual		Required		Excess
	Amount	%	Amount	%	Amount	%

Total Capital (to Risk Weighted Assets)	$69,992	11.34%	59,715	8.00%	0,277	3.34%
Tier 1 Capital (to Risk Weighted Assets)	$62,261	10.08%	29,857	4.00%	32,404	6.08%
Tier 1 Capital (to Average Assets)	$62,261	8.34%	24,697	4.00%	37,564	4.34%

Provision and Allowance for Possible Loan and Lease Losses
The following table presents an analysis of the allowance for loan losses for the nine-month periods ended September 30, 2004 and 2003:

	2004	2003
(in thousands)
Balance of allowance for loan losses at beginning of period	$6,685	6,888
Provision charged to operating expense	1,470	946
Charge offs:
Commercial	90	222
Real estate - mortgage	21	32
Real estate - other	381	946
Consumer	155	151
Total charge-offs	647	1,351
Recoveries:
Commercial	202	75
Construction	-	-
Real estate - mortgage	38	17
Real estate - other	98	90
Consumer	82	122
Total recoveries	420	304
Net charge-offs	227	1,047
Allowance added for acquisition	400	-
Balance of allowance for loan losses at end of period	$8,328	6,787

See “Critical Accounting Policies” for an explanation of our methodology for determining the appropriate level for the allowance and its effect on our results of operations.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Non-Performing Assets
Non-performing assets (nonaccrual loans, real estate owned and repossessions) totaled approximately $5.9 million at September 30, 2004, compared to $7.4 million at December 31, 2003. These levels as a percentage of total assets represented 0.74% and 1.06% respectively.

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

Flag’s credit quality has improved significantly over the past few years. This is due to several factors including a stricter credit culture that focuses more heavily on the quality of the borrower’s financial condition and collateral values. In addition, Flag’s expansion into lending in Metro Atlanta presents more credit opportunities than in the Company’s past, allowing the company to be more selective in the credit approval process without hampering or slowing the growth in loans outstanding.

(in thousands)	September 30,	December 31,	September 30,
Non-performing assets	2004	2003	2003

Loans on nonaccrual	$4,557	4,685	5,190
Loans past due 90 days and still accruing	15	309	330
Other real estate owned and repossessions	1,335	2,432	2,138
Total non-performing assets	$5,907	7,426	7,658
Total non-performing assets as a percentage of
total assets	0.74%	1.06%	1.17%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations for the Three Month Periods Ended September 30, 2004 and 2003

Net income - Net income for the quarter ended September 30, 2004 was $1.7 million or $0.19 per diluted share, compared to $1.5 million or $0.17 per diluted share for the quarter ended September 30, 2003. Flag’s return on average assets was 0.87% and 0.98% for the third quarter of 2004 and 2003, respectively, while return on equity was 10.21% and 9.70% on average equity of $65.0 million and $63.8 million for the same quarters.

Interest income - Interest income for the quarter ended September 30, 2004 was $10.8 million, an increase of $1.5 million or 16.7% compared to the same quarter in 2003. Interest income and fees on loans in the current quarter increased $1.8 million, or 22.7%, to $9.5 million compared to the same quarter in 2003. Average loans for the period increased $160.4 million or 39.5% while the average yield decreased to 6.66% from 7.07% during the third quarter of 2003. Fees on loans for the current quarter totaled $1.3 million compared to $1.1million for the same quarter in 2003. Interest income on investment securities declined by $206,000 during the third quarter of 2004 compared to the third quarter of 2003 as the average balance of investment securities decreased from $127.4 million in 2003 to $110.0 million in the current period. Interest on federal funds sold and interest bearing deposits in other banks decreased by 4.7% during the third quarter of 2004 to $121,000 as Flag’s strong loan demand allowed the Company to maintain lower levels of short term liquidity than in the same period in 2003. Average balances for federal funds sold and interest-bearing deposits as of September 30, 2004 and September 30, 2003 were $27.8 million and $28.6 million, respectively, reflecting a 2.8% decrease during the twelve-month period.

Yields on earning assets declined by 34 basis points or 5.3% during the quarter ended September 30, 2004 when compared to the third quarter of 2003. Yields on earning assets for the current quarter were 6.05% compared to 6.39% for the same period in 2003.

Interest expense - Interest expense for the third quarter of 2004 was $3.2 million, an increase of $675,000 over the same quarter in 2003. Interest expense has moved in a relative fashion with total funding, which increased 23.5% from $584.3 million at September 30, 2003 to $721.9 million at September 30, 2004. Higher rates on deposit accounts due to sales efforts and an increasing rate environment also contributed to the increase in interest expense for the period. Demand deposits (interest-bearing and non-interest bearing) comprised 50.3% of total funding at September 30, 2004 compared to 48.9% at September 30, 2003. In addition to higher levels of funding and higher rates of interest, the current quarter’s level of interest expense includes interest on the Company’s trust preferred debentures which were issued during the second quarter of 2004. Interest on the debentures during the third quarter was $159,900, accounting for 23.7% of the increase in interest expense for the current quarter.

Net interest income - Net interest income for the quarter ended September 30, 2004 was $7.6 million, an increase of 12.9% from the quarter ended September 30, 2003. Flag’s net interest margin (net interest income divided by average earning assets) decreased from 4.67% to 4.28% on average earning assets of $710.8 million and $575.3 million for the quarters ended September 30, 2004 and September 30, 2003, respectively. Assets per employee at September 30, 2004 was $3.14 million compared to $2.68 million at September 30, 2003. Deposits per branch office have increased from $33.6 million at September 30, 2003 to $41.5 million at September 30, 2004.

Provision for loan losses - Flag’s provision for loan losses for the third quarter of 2004 was $375,000, the same as the third quarter a year ago. Although loans have increased substantially during the past year, Flag’s overall credit quality has improved substantially as discussed in the credit quality sections titled “Provision and Allowance for Possible Loan and Lease Losses” and “Non-Performing Assets.”

Non-interest income - Non-interest income for the quarter ended September 30, 2004 totaled $2.3 million, a decrease of $78,000 compared to the quarter ended September 30, 2003. Flag’s income from mortgage banking activities declined from $1.1 million in the third quarter of 2003 to $744,000 in the third quarter of 2004 as mortgage interest rates in the current period were not as favorable as in 2003. Decreases in mortgage banking revenue were almost completely offset by increases in service charges of $96,000, increases in insurance and brokerage commissions of $113,000 and increases in other miscellaneous income of $113,000.

Non-interest expense - Non-interest expense for the third quarter of 2004 totaled $7.3 million compared to $6.5 million in the same quarter of 2003. Most of the increase in non-interest expenses was in salaries and benefits, which increased 13.7% from $3.9 million in 2003 to $4.5 million in 2004. This increase in salaries and benefits relates mostly to Flag’s continued recruiting efforts for lending and treasury sales staff in the Metro Atlanta region. Occupancy expense increased $149,000 to $974,000 for the third quarter of 2004 as compared to the third quarter of 2003. During the third quarter of 2004, Flag opened a branch office in Newnan, Georgia and purchased three loan production offices (mortgage and construction lending) in Duluth, Macon and Warner Robins, Georgia. Smaller increases during the quarter in professional fees and supplies expense were offset by savings in communications and data expenses.

Income taxes - Income tax expense for the quarter ended September 30, 2004 totaled $571,000 compared to $685,000 for the same quarter of 2003. Flag’s effective tax rate was 25.6% and 30.7% for the third quarters of 2004 and 2003, respectively. Flag’s lower effective tax rate during the current quarter relates to certain state income tax credits taken during the third quarter of 2004.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations for the Nine Month Periods Ended September 30, 2004 and 2003

Net income - Net income for the nine-month period ended September 30, 2004 was $5.7 million or $0.63 per diluted share compared to net income of $4.6 million or $0.51 per diluted share for the same period in 2003.

Interest Income - Total interest income for the nine-month period ending September 30, 2004 increased by 12.9% to $30.6 million.  Interest and fees on loans increased from $22.2 million during the first nine months of 2004 to $26.3 million for the same period in 2003, an increase of 18.5%.  Average earning assets for the first nine months of 2004 were $675.6 million compared to $572.8 million for the first nine months of 2003.  Loans (including loans held for sale) averaged 77.4% of average earnings assets for 2004 compared to 70.1% for 2003.  The positive effect of the growth in earning assets was offset partially by decreasing yields on earning assets. Yields on earning assets decreased 28 basis points or 4.4% from 6.32% through September 30, 2003 to 6.04% through September 30, 2004.

Interest Expense - Interest expense increased $480,000 from September 30, 2003 to $8.4 million at September 30, 2004, an increase of 6.0%. Average total funding increased $93.9 million to $658.6 million at September 30, 2004. Flag’s total cost of funding for the nine-month period ending September 30, 2004 was 1.82% compared to 1.88% for the same period in 2003. Flag’s lower cost of funds during the first nine months of 2004 than for the same period in 2003 was due to lower wholesale funding costs as well as continued savings on customer CDs at renewal.

Net interest income - Net interest income for the nine-month period ended September 30, 2004 totaled $22.1 million, an increase of 15.7% over the same period in 2003. Flag’s net interest margin for the first nine months of 2004 was 4.38% compared to 4.47% for the same period in 2003.

Provision for loan losses - Flag’s provision for loan losses in the first nine months of 2004 amounted to $1,470,000, compared to $946,000 for the same period in 2003. Flag’s larger provision for the nine-month period is due mostly to a special charge for specific credits taken in the first quarter of 2004 of $345,000. See “Critical Accounting Policies” and “Allowance for Possible Loan and Lease Losses.”

Non-interest income - Non-interest income totaled $9.5 million for the nine-month period ending September 30, 2004. This increase of $1.2 million or 14.6% relates primarily to the $3.0 million gain recognized on the sale of Flag’s Thomaston, Georgia branch during the first quarter of 2004. Service charges on deposit accounts improved to $2.8 million in the first nine months of 2004, an increase of 8.7%. Revenues from mortgage banking activities during the quarter were $1.9 million, a decrease from $3.5 million during the same period in 2003. Flag anticipated a decline in this income as interest rates during most of 2003 were very favorable and provided many homeowners with refinance opportunities. Flag’s other income decreased by $1.1 million in the first nine months of 2004 as compared to the same period in 2003, due primarily to the sale and leaseback of Flag’s Dunwoody, Georgia branch facility during the first half of 2003, which resulted in a one-time gain of $922,000.

Non-interest expense - Non-interest expense for the nine-month period ending September 30, 2004 totaled $22.0 million, an increase of $2.1 million from the same period in 2003. Included in the $22.0 million for 2004 are expenses totaling $635,000 directly related to the sale of Flag’s Thomaston, Georgia branch and $376,000 of benefit plan expense that related to director and officer plans under a recent accounting interpretation by various regulatory agencies. On a recurring basis, Flag’s operating expenses for the nine month period ended September 30, 2004 represent an increase of only 2.15% over the same period in 2003, despite continued success at improving the depth of bankers in Atlanta based lending, treasury and deposit sales functions.

Provision for income taxes - Flag’s provision for income taxes during the first nine months of 2004 amounted to $2.5 million for an effective tax rate of 30.7%. During the first nine months of 2003, Flag recorded an income tax expense of approximately $2.1 million for an effective rate of 31.0%. The slight decrease in Flag’s effective tax rate relates to the use of certain state tax credits in 2004 that were not available to the Company in 2003.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2004, there were no substantial changes in the composition of Flag’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2003. See, however, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Rate Sensitivity” for information regarding three cash flow hedges that the Company acquired in 2004. The foregoing disclosures related to the market risk of Flag should be read in conjunction with Flag’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2003 included in Flag’s 2003 Annual Report on Form 10-K.

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

Part 2. Other Information
Flag Financial Corporation and Subsidiaries

PART II. Other Information

Item 1. Legal Proceedings - None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the third quarter of 2004.

			Total Number of	Maximum Number (or
			Shares (or Units)	Appropriate Dollar Value)
	Total	Average	Purchased as Part	Of Shares (or Units) that
	Number of	Price	Of Publicly	May Yet Be Purchased
	Shares	Paid Per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs

July 1 through
July 31, 2004	73,800	$13.01	1,551,186	548,589

August 1 through
August 31, 2004	0	0	1,551,186	548,589

September 1 through
September 30, 2004	0	0	1,551,186	548,589

Total	73,800	$13.01	1,551,186	548,589

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information

Pursuant to Rule 14a-14(c)(1) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company’s 2005 Annual Meeting of Shareholders must notify the Company in writing to the Secretary of the Company, at 3475 Piedmont Road, N.E., Suite 550, Atlanta, Georgia, 30305, of the contents of such proposal no later than November 11, 2004. If the Company does not receive such notice prior to that date, the proposal will not be included in the Company’s 2005 proxy statement.

Other Information
Flag Financial Corporation and Subsidiaries

Item 6. Exhibits

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

     Flag Financial Corporation

        By:_/s/_Joseph W Evans___

                             Joseph W. Evans
                        (Chief Executive Officer)

                      Date:___11/5/04__________

                By:_/s/_J. Daniel Speight, Jr.

                   J. Daniel Speight, Jr.
                                  (Chief Financial Officer)

                                           Date:___11/5/04__________