Form 10-K
period 2004-12-31
FLAG FINANCIAL CORP
filed 2005-03-16
CIK 897509

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File No. 0-24532
FLAG FINANCIAL CORPORATION
(Exact name of Registrant as specified in its charter)

Georgia		58-2094179
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3475 Piedmont Road, N.E., Suite 550, Atlanta, Georgia 30305
(Address of principal executive offices)

(404) 760-7700
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $1.00 par value
_______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes ☒ No ☐

The aggregate market value of the Registrant’s outstanding Common Stock held by non-affiliates of the Registrant on December 31, 2004, computed by reference to the closing price of the Common Stock on June 30, 2004, was approximately $93,080,541. There were 8,519,261 shares of Common Stock outstanding as of February 8, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2005, are incorporated by reference in Part III hereof.

FLAG FINANCIAL CORPORATION
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2004

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. These forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by the forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify the forward-looking statements. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

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

(5)	The failure of assumptions underlying the establishment of reserves for possible loan losses and estimations of values of collateral and various financial assets and liabilities; and

(6)	Potential difficulties in integrating acquired businesses.

    All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

PART I

ITEM 1. BUSINESS

The Company

Flag Financial Corporation (“Flag” or the “Company”) is a bank holding company headquartered in Atlanta, Georgia and is registered under the Bank Holding Company Act of 1956, as amended. The Company is the sole shareholder of Flag Bank (the “Bank”) and was incorporated under the laws of the State of Georgia on February 9, 1993.

As a bank holding company, the Company facilitates the Bank’s abilities to serve its customers’ requirements for financial services. The holding company structure provides greater financial and operating flexibility than is available to the Bank. For example, the Company may assist the Bank in maintaining its required capital ratios by borrowing money and contributing the proceeds of the debt to the Bank as primary capital. Additionally, the Articles of Incorporation and Bylaws of the Company contain terms that provide a degree of anti-takeover protection to the Company that is currently unavailable to the Bank and its shareholders under regulations of the Federal Deposit Insurance Corporation (the “FDIC”), but is permissible for the Company under Georgia law.

Flag provides several services through divisions of Flag Bank including mortgage services through Flag Mortgage, investment and insurance services through Flag Financial Services and payroll processing through Payroll Solutions.

Flag’s web site address is www.flagbank.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports at the investor relations section of our web site. These reports are available on our web site as soon as reasonably practicable after we electronically file them with the SEC.

The Bank

Flag Bank is a state bank organized under the laws of the State of Georgia with banking offices in the following cities and counties: Atlanta (Fulton County, DeKalb County and Cobb County), Unadilla (Dooly County), Vienna (Dooly County), Montezuma (Macon County), Buena Vista (Marion County), LaGrange (Troup County), Hogansville (Troup County), Jonesboro (Clayton County) and Suwanee (Forsyth County), Georgia. Flag Bank was originally chartered in 1931 as Citizens Bank and became a wholly-owned subsidiary of the Company through a series of acquisitions commencing in 1998.

Flag Mortgage operates as a division of Flag Bank and operates mortgage loan production offices in Atlanta (Fulton County), LaGrange (Troup County), Columbus (Muscogee County), Macon (Bibb County), Newnan (Coweta County), and Warner Robins (Houston County) Georgia.

Payroll Solutions operates as a division of Flag Bank and operates a payroll, human resources and benefits services office in Macon (Bibb County), Georgia.

Business of the Bank. The Bank’s business consists primarily of attracting deposits from the general public and, with these and other funds, making residential mortgage loans, consumer loans, commercial loans, commercial real estate loans, residential construction loans and securities investments. In addition to deposits, sources of funds for the Bank’s loans and other investments include amortization and prepayment of loans, loan origination and commitment fees, sales of loans or participations in loans, fees received for servicing loans sold to others and advances from the Federal Home Loan Bank of Atlanta (“FHLB”). The Bank’s principal sources of income are interest and fees collected on loans, including fees received for originating and selling loans and for servicing loans sold to others, and, to a lesser extent, interest and dividends collected on other investments and service charges on deposit accounts. The Bank’s principal expenses are interest paid on deposits, interest paid on FHLB advances, employee compensation, federal deposit insurance premiums, office expenses and other overhead expenses.

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

The Company’s primary asset is its stock in the Bank. Accordingly, its financial performance is determined primarily by the results of operations of the Bank. For information regarding the consolidated financial condition and results of operations of the Company as of December 31, 2004 and 2003 and for the three years in the period ended December 31, 2004, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements of the Company and related notes presented in Part II hereof. All average balances presented in this report were derived based on daily averages.

Employees

As of December 31, 2004, the Company (including the Bank) had 255 full-time and 14 part-time employees. The employees are not represented by any collective bargaining unit, and the Company considers its relationship with its employees to be good.

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

The Company

Because the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a bank holding company located in Georgia, the Georgia Department of Banking and Finance also regulates and monitors all significant aspects of the Company’s operations.

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

      Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, Georgia law prohibits acquisitions of banks that have been chartered for less than three years. Because the Bank has been incorporated for more than three years, this limitation does not apply to the Bank or to the Company.

Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	The bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

•	No other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common is registered under Section 12 of the Securities Exchange Act of 1934. The regulations also provide a procedure for challenging the rebuttable presumption of control.

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

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not elected to become a financial holding company at this time.

Support of Subsidiary Institutions.  Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after the Bank’s deposits and various other obligations are repaid in full. In the unlikely event of the Company’s bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

Branching. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the laws of the applicable state (the foreign state). Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2004, the Bank qualified for the well-capitalized category.

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

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.44 per $100 of deposits for the first quarter of 2005.

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

In addition to the federal and state laws noted above, the Georgia Fair Lending Act (“GAFLA”) imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. On August 5, 2003, the Office of the Comptroller of the Currency issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries. GAFLA contains a provision that preempts GAFLA as to state banks in the event that the Office of the Comptroller of the Currency preempts GAFLA as to national banks. Therefore, the Bank is exempt from the requirements of GAFLA.

The deposit operations of the Bank are subject to:

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2004 the Bank’s ratio of total capital to risk-weighted assets was 11.23% and our ratio of Tier 1 Capital to risk-weighted assets was 9.98%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2004, our leverage ratio was 8.12%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The principal sources of the Company’s cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to its sole shareholder, the Company. Statutory and regulatory limitations apply to the Bank’s payment of dividends. If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it stop or refrain from engaging in the questioned practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See “The Bank—Prompt Corrective Action.”

The Georgia Department of Banking and Finance also regulates the Bank’s dividend payments and must approve dividend payments that would exceed 50% of the Bank’s net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

At December 31, 2004, the Bank could pay cash dividends of up to $3.68 million without prior regulatory approval.

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

Consumer Credit Reporting

On December 4, 2003, President Bush signed the Fair and Accurate Credit Transactions Act (the “FAIR Act”), amending the federal Fair Credit Reporting Act (the “FCRA”). These amendments to the FCRA (the “FCRA Amendments”) became effective in 2004.

The FCRA Amendments include, among other things:

•
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

•	A requirement for mortgage lenders to disclose credit scores to consumers.

The FCRA Amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the “opt-out”), subject to certain exceptions.  We do not share consumer information among our affiliated companies for marketing purposes, except as allowed under exceptions to the notice and opt-out requirements. This will limit the Company’s cross-marketing possibilities as compared to the years preceding adoption of the FCRA Amendments.

Anti-Terrorism and Money Laundering Legislation

       The Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (the “USA PATRIOT Act”), the Bank Secrecy Act, and rules and regulations of the Office of Foreign Assets Control (the “OFAC”). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism financing. The Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures to comply with the foregoing rules.

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

ITEM 2. PROPERTIES

The executive offices of the Company are located at 3475 Piedmont Road, N.E., Suite 550, Atlanta, Georgia 30305. The Company leases this property. The Company and the Bank conduct business from facilities primarily owned by the Bank, all of which are in good condition and are adequate for the Bank’s current and foreseeable needs. The Company and Flag Bank provide services or perform operational functions at 24 locations, of which 14 locations are owned and 10 are leased. See “Item 1 — Business” for a list of the locations in which the Company and the Bank have offices.

ITEM 3. LEGAL PROCEEDINGS

The Company and the Bank are periodically involved as plaintiff or defendant in various other legal actions in the ordinary course of their business. We do not believe that such litigation presents a material risk to the Company’s business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted by the Company to a vote of its shareholders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The following table sets forth the high and low sales prices for the Flag common stock, as reported by the NASDAQ Stock Market, and the cash dividends paid per share of common stock for the periods indicated.

Quarter	High	Low	Dividend

2004
Fourth	$15.44	$13.33	$0.06
Third	14.10	12.84	0.06
Second	13.15	12.25	0.06
First	13.40	12.45	0.06

2003
Fourth	$14.00	$12.75	$0.06
Third	14.20	13.29	0.06
Second	14.96	12.65	0.06
First	13.39	11.00	0.06

Subject to board approval, the Company pays quarterly dividends on the first business day of January, April, July and October. See “Item 1 — Business — Supervision and Regulation — Payment of Dividends” for information regarding regulatory restrictions on the Company’s ability to pay dividends.

       The Company did not repurchase any shares of its common stock during the fourth quarter of 2004.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is derived from and should be read in conjunction with our consolidated financial statements, which are included elsewhere in this report.

(In thousands except per share data)	2004	2003	2002	2001	2000

FOR THE YEAR
Net interest income	$30,564	25,987	24,302	23,980	24,961
Provision for loan losses	1,845	1,321	4,549	2,488	3,597
Non-interest income	11,468	10,365	7,395	10,668	11,962
Non-interest expense	29,509	26,202	31,005	25,701	27,633
Income taxes	3,310	2,724	(2,028)	1,753	1,409
Extraordinary item	-	-	165	696	-
Net earnings (loss)	7,368	6,105	(1,994)	4,010	4,284

PER COMMON SHARE
Basic earnings (loss) per share	$0.88	0.72	(0.24)	0.51	0.52
Diluted earnings (loss) per share	0.82	0.67	(0.24)	0.51	0.52
Cash dividends declared	0.24	0.24	0.24	0.24	0.24
Book value	8.14	7.65	7.24	7.33	6.83

AT YEAR END
Loans, net	$596,101	477,095	374,784	368,967	384,661
Earning assets	772,387	647,481	569,755	512,942	501,046
Assets	828,337	703,857	636,131	570,202	559,037
Deposits	706,847	570,570	509,731	440,582	461,438
Stockholders’ equity	69,202	65,260	60,749	54,023	55,498
Common shares outstanding	8,503	8,528	8,394	7,370	8,123

AVERAGE BALANCES
Loans	$541,502	417,395	366,571	378,867	405,101
Earning assets	690,187	587,484	511,737	508,752	510,898
Assets	743,082	645,430	560,984	560,816	566,355
Deposits	612,712	516,067	442,645	449,985	455,338
Stockholders’ equity	65,854	63,299	58,865	56,294	53,853
Weighted average shares outstanding	8,396	8,471	8,201	7,808	8,210

KEY PERFORMANCE RATIOS
Return on average assets	0.99%	0.95%	(0.36)%	0.72%	0.77%
Return on average stockholders’ equity	11.19%	9.64%	(3.39)%	7.12%	7.95%
Net interest margin, tax equivalent basis	4.48%	4.50%	4.86%	4.83%	4.99%
Dividend payout ratio	27.38%	33.35%	N/A	46.27%	45.98%
Average equity to average assets	8.86%	9.81%	10.49%	10.04%	9.51%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Flag Financial Corporation (“Flag” or the “Company”) is a bank holding company that owns 100 percent of the common stock of Flag Bank (the “Bank”). The Bank is a full-service, retail oriented bank primarily engaged in retail banking, small business, residential and commercial real estate lending and mortgage banking. Flag also owns Flag Financial Corporation Statutory Trust, a subsidiary whose sole purpose was to issue $14.4 million of Trust Preferred Securities through a pool sponsored by a super-regional bank in Atlanta, Georgia.

The following discussion focuses on significant changes in the financial condition and results of operations of Flag during the three years ended December 31, 2004. This discussion and the financial information contained herein are presented to assist the reader in understanding and evaluating the financial condition, results of operations and future prospects of Flag and should be read as a supplement to and in conjunction with the Consolidated Financial Statements and Related Notes.

Executive Summary

Changes in Flag's operating performance and balance sheet continued during 2004, leading to improvement in three primary areas: earnings, balance sheet growth and credit quality.

Earnings - Flag recorded record earnings in 2004 of $7.4 million compared to $6.1 million in 2003. This improvement in earnings of 20.7% has numerous contributing factors, the most notable being loan growth and increases in non-interest income.  Net interest income improved from $26.0 million in 2003 to $30.6 million in 2004. Flag’s net interest margin remained very strong, decreasing only 2 basis points from 4.50% to 4.48%. Flag’s ability to maintain strong margins while building its Metro Atlanta franchise with growth rates of over 20% speaks to the Company’s expertise in building a banking franchise that leverages customer relationships as the primary driver of its growth. In addition, Flag continues to expand lending business such that the Company recorded record loan fees in 2004 of $6.0 million, an increase of 42.9% over 2003 levels.

Non-interest income improved during 2004 to $11.5 million over $10.4 million for 2003. The increase was due mostly to the $3.0 million gain on the sale of the Thomaston, Georgia branch during the first quarter of 2004. Flag’s non-interest income during 2003 was unusually high due to the refinancing opportunities that the record low interest rate environment provided for homeowners and the Bank's ability to attract these mortgage loan opportunities through its mortgage division, Flag Mortgage.  Revenues from our mortgage division decreased 43.2% to $2.4 million during 2004, as refinancing activity subsided in 2004.

Balance Sheet Growth - Flag's total assets grew by approximately $124.5 million in 2004 or 17.7%.  Gross loans outstanding increased by approximately $120.9 million as the Company continued to develop its correspondent lending line of business and further accelerated its commercial lending activities in metropolitan Atlanta.  Demand deposits (interest bearing and non-interest bearing) improved by $63.4 million or 19.0% during 2004 while total deposits grew by $136.3 million or 23.9% during 2004.  This increase is due principally to Flag's aggressive sales efforts at attracting new customer relationships in metropolitan Atlanta.

Credit Quality - Improvement in credit quality was significant as well. Non-performing assets to total assets improved to 0.64% at the end of 2004 compared to 1.06% at the end of 2003.  Past due and classified loan trends also improved in 2004.  The improving credit quality at Flag is due largely to a comprehensive loan review program as well as efforts that focus loan production efforts in areas management believes provide higher quality credits. Net charge-offs for 2004 were $328,000 compared to $1.5 million for 2003. Flag’s provision for loan losses was $1.8 million in 2004 compared to $1.3 million in 2003. These levels represented 0.34% and 0.32% of average loans outstanding during 2004 and 2003, respectively.

Acquisition and Disposition Activity

 In December 2004, Flag purchased substantially all of the assets of Payroll Solutions, Inc., (“Payroll Solutions”) a leading provider of payroll, human resources and benefits services to small and medium-sized businesses primarily in Georgia for approximately $4,685,000, including 236,723 shares of Flag common stock valued at $3,314,000 and the assumption of debt of approximately $1,371,000. The purchase of Payroll Solutions expands the suite of services that the Bank offers it business customers.

During the third quarter of 2004, Flag acquired a mortgage and construction lending practice from another Atlanta based bank. Flag purchased approximately $35 million in mortgage and construction loans and assumed several property leases with market based rents and terms. Total consideration for the purchase will be paid over the course of 60 months and totals approximately $930,000 in cash. The acquisition of this mortgage and construction lending practice is in accordance with Flag’s strategy to continue to grow its non-interest income.

During the first quarter of 2004, Flag sold its Thomaston, Georgia branch to another Georgia based bank and recorded an after tax gain of approximately $1.47 million. Included in the sale was approximately $1,689,000 of premises and equipment, $16,690,000 in loans and $35,801,000 million in deposits. Flag’s decision to sell this branch was due to its continued focus on developing its banking presence where Flag maintains high market share and in developing its metro Atlanta presence.

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

This estimation process can affect our estimated loan loss expense for a given period. Generally, the allowance for loan losses increases as the outstanding balance of loans or the level of classified or impaired loans increases. Loans or portions of loans that are deemed uncollectible are charged against and reduce the allowance. The allowance is replenished by means of a provision for loan losses that is charged as an expense. As a result, our estimate of the allowance for loan losses affects our earnings directly.

The ALL consists of two portions (1) allocated amounts representing the potential exposures on specifically identified credits and other exposures readily predictable by historical or comparative experience; and (2) an unallocated amount representative of inherent loss which is not readily identifiable. Even though the ALL is composed of two components, the entire ALL is available to absorb any credit losses. Allocated amounts are used on loans where management has determined that there is an increased probability or severity of loss than on the loan portfolio as a whole. We base the allocation for these unique loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. We then assign each risk-rating grade a loss ratio, which is determined based on the experience of management, discussions with banking regulators and our independent loan review process. We estimate losses on impaired loans based on estimated cash flows discounted at the loan's original effective interest rate or based on the underlying collateral value. To the extent that management does not believe that a certain loan's risk is appropriately represented by the risk rating grades, a specific review of the credit is performed which would result in a specific allocation for that particular loan.

Unallocated amounts are particularly subjective and do not lend themselves to exact mathematical calculation. The unallocated amount represents estimated inherent credit losses which may exist, but have not yet been identified, as of the balance sheet date. In estimating the unallocated amount, we consider such matters as changes in the local or national economy, the depth or experience in the lending staff, any concentrations of credit in any particular industry group, and new banking laws or regulations. After we assess applicable factors, we evaluate the aggregate unallocated amount based on our management's experience. We then test the resulting ALL balance by comparing the balance in the ALL to historical trends and peer information. Our management then evaluates the result of the procedures performed, including the result of our testing, and concludes on the appropriateness of the balance of the ALL in its entirety.

The audit committee of our board of directors reviews the assessment prior to the filing of quarterly and annual financial information. In assessing the adequacy of the ALL, we also rely on an ongoing independent loan review process. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our loan review process includes the judgment of management, input from our independent loan reviewer, and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process.

See "Provision and Allowance for Loan Losses" for additional information.

Results of Operations

Flag recorded record earnings in 2004 of $7,368,000 or $0.82 per diluted share, compared to net earnings in 2003 of $6,105,000 or $0.67 per diluted share and a net loss in 2002 of $1,994,000 or $0.24 per diluted share. Flag’s net loss in 2002 resulted primarily from the $6,044,000 after tax charge taken in the first quarter to effect its management restructuring, a loss on the early repayment of Federal Home Loan Bank (FHLB) advances, and a larger-than-normal addition to the provision for loan losses. Flag recorded after-tax extraordinary items related to the early repayment of FHLB advances totaling $165,000 in 2002.

Net Interest Income

Net interest income (the difference or spread between interest income on earning assets and interest expense on borrowed funds) is the largest component of Flag’s operating income. Flag manages net interest income in a manner that realizes the largest spread while accepting certain levels of credit, liquidity and interest rate risks. Managing these risks requires systems and processes to identify and evaluate these risks at various levels in the organization. Net interest income was $30.6 million in 2004, compared to $26.0 million and $24.3 million in 2003 and 2002, respectively. Flag’s change in net interest income during 2004 and 2003 was primarily the result of annual increases in average earning assets of 17.5% and 14.8%, respectively, coupled with successful efforts on holding costs on deposit growth and incremental borrowing.

Flag’s net interest margin (net interest income divided by average earning assets) decreased in 2004 to 4.48% from 4.50% in 2003 and 4.86% in 2002. The negative impact on the net interest margin of strong competition in Metro Atlanta where Flag expects growth rates in excess of 20% were offset by growth in loan fees of $1.8 million to $6.0 million in 2004. Flag has employed an aggressive growth strategy in earning assets for the last two years, attempting to leverage its existing branch network, operations structure and management team. This strategy has resulted in double digit growth rates in earning assets in 2003 and 2004. The lower interest rate environment coupled with a very competitive market resulted in lower incremental margins than what Flag has historically managed. Management is satisfied with the incremental margins on the growth in earning assets.

Total interest income in 2004 was $42.6 million, compared to $36.5 million and $36.7 million in 2003 and 2002, respectively. Yields on average earning assets in 2004 decreased to 6.23% compared to 6.29% and 7.28% in 2003 and 2002, respectively. The lower interest rate environment was the primary reason for the lower yields on earning assets. Allocation of earning assets improved during 2004 as Flag was able to maintain lower relative levels of short-term investments (federal funds sold, interest-bearing deposits in other banks and investments with maturities under 90 days) than in the past. Short-term investments averaged approximately 4.2% of earning assets compared to 6.0% of earning assets in 2003 and 2.8% in 2002.

Investment securities averaged approximately $119.8 million during 2004. This compares to averages of $135.1 million and $130.6 million for 2003 and 2002, respectively. As a percentage of average earning assets, investment securities decreased to 17.4% from 23.0% in 2003 and from 25.5% in 2002. This trend is due to Flag’s reliable lending lines of business and the rapid growth in the Company’s loan portfolio since early 2002. Taxable equivalent yields on investment securities for 2004 were 4.41%, compared to 4.51% and 5.57% for 2003 and 2002, respectively. The decrease in yields is due to the low rate environment experienced over the last few years and Flag’s recent investment philosophy to invest excess funds in the market in shorter maturity ranges, anticipating higher rates and better investment opportunities.

Average loans outstanding (including mortgage loans held-for-sale) increased 29.7% in 2004 to $541.5 million, compared to average balances of $417.4 million and $366.6 million for 2003 and 2002, respectively. As a percentage of earning assets, loans outstanding averaged approximately 78.5% during 2004. This continued a trend of loans comprising an increasing portion of earning assets. Loans averaged 71.0% of earning assets during 2003 and 71.6% during 2002. At December 31, 2004, Flag’s loans outstanding (including mortgage loans held-for-sale) totaled $615.4 million, representing 79.7% of earning assets.

Total interest expense in 2004 increased 14.3% to $12.1 million, compared to $10.6 million in 2003 and $12.4 million in 2002. Increases in 2004 related mostly to growth in average total funding of 16.5% or $95.3 million. Flag’s efforts to improve profitability on funding through aggressive repricing continued for the first part of the year and offset the increases caused by aggressive sales efforts in Metro Atlanta and a rising interest rate environment in the second half of the year. Decreases in interest expense during 2003 were the results of aggressive repricing of deposit accounts in a record low interest rate environment. Flag’s overall cost of funds decreased slightly during 2004 to 1.79% compared to overall cost of funds of 1.83% and 2.50% in 2003 and 2002, respectively.

Interest expense on demand deposits (money market and interest-bearing checking accounts) increased 52.7% to $5.1 million during 2004 compared to $3.3 million in 2003 and $2.2 million in 2002. Increases in both years are the result of growth in average interest-bearing demand deposit balances which have increased 39.4% in 2004 and 69.8% in 2003. Interest expense on time deposits continued to improve during 2004 from repricing efforts that started several years ago. Yields on time deposits decreased in 2004 to 2.39% compared to 2.75% and 3.65% in 2003 and 2002, respectively.

Table 1 presents for the three years ended December 31, 2004, average balances of interest-earning assets and interest-bearing liabilities, and the weighted average interest rates earned and paid on those balances. In addition, interest rate spreads, net interest margins and the ratio of interest-earning assets versus interest-bearing liabilities for those years are presented.

Table 1 - Consolidated Average Balances, Interest, and Rates - Taxable Equivalent Basis
(dollars in thousands)

				Years Ended December 31,
		2004			2003			2002
		Interest	Weighted		Interest	Weighted		Interest	Weighted
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets:
Loans	$541,502	37,239	6.88%	$417,395	30,268	7.25%	$366,571	29,702	8.10%
Taxable investment securities	111,994	4,707	4.20%	125,754	5,413	4.30%	120,364	6,513	5.41%
Tax-free investment securities	7,815	571	7.31%	9,359	676	7.22%	10,294	768	7.46%
Interest-bearing deposits in other banks	16,607	349	2.10%	18,034	432	2.40%	1,748	74	4.23%
Federal funds sold	12,269	145	1.18%	16,942	187	1.10%	12,760	186	1.46%

Total interest-earning assets	690,187	43,011	6.23%	587,484	36,976	6.29%	511,737	37,243	7.28%
Other assets	52,895			57,946			49,247
Total assets	$743,082			$645,430			$560,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$312,374	5,108	1.64%	$224,103	3,346	1.49%	$131,967	2,151	1.63%
Savings deposits	22,647	130	0.57%	25,182	148	0.59%	25,322	214	0.85%
Time deposits	233,846	5,590	2.39%	224,988	6,180	2.75%	244,113	8,900	3.65%
Federal funds purchased	4,721	70	1.48%	4,287	58	1.35%	3,406	54	1.59%
FHLB advances and
other borrowings	43,992	706	1.60%	56,033	815	1.45%	48,715	1,053	2.16%
Junior subordinated debentures	10,292	453	4.40%	-	-	-	-	-	-
Total interest-bearing liabilities	627,872	12,057	1.92%	534,593	10,547	1.97%	453,523	12,372	2.73%
Non-interest bearing demand deposits	43,845			41,794			41,243
Other liabilities	5,511			5,744			7,353
Stockholders’ equity	65,854			63,299			58,865
Total liabilities and
Stockholders’ equity	$743,082			$645,430			$560,98
Tax-equivalent adjustment		390			442			570
Net interest income		30,564			25,987			24,302
Interest rate spread			4.31%			4.32%			4.55%
Net interest margin			4.48%			4.50%			4.86%
Interest-earning assets/
interest-bearing liabilities			110%			110%			113%

Table 2 shows the change in net interest income from 2004 to 2003 and from 2003 to 2002 due to changes in volumes and rates.

Table 2 - Rate/Volume Variance Analysis - Taxable Equivalent Basis
(dollars in thousands)

	Years Ended December 31,
	2004 Compared to 2003			2003 Compared to 2002
		Rate/	Net		Rate/	Net
	Volume	Yield	Change	Volume	Yield	Change
Interest income:
Loans	$8,542	(1,571)	6,971	$3,699	(3,133)	566
Taxable investment securities	(578)	(128)	(706)	(303)	(797)	(1,100)
Tax-free investment securities	(113)	8	(105)	(68)	(24)	(92)
Interest-bearing deposits in banks	(30)	(53)	(83)	376	(18)	358
Federal funds sold	(55)	13	(42)	46	(45)	1
Total interest income	7,766	(1,731)	6,035	3,750	(4,017)	(267)
Interest expense:
Interest bearing demand deposits	1,444	318	1,762	1,376	(181)	1,195
Savings deposits	(15)	(3)	(18)	(1)	(65)	(66)
Other time deposits	212	(802)	(590)	(525)	(2,195)	(2,720)
Federal funds purchased	6	6	12	12	(8)	4
FHLB advances and other borrowings	(193)	84	(109)	106	(344)	(238)
Junior subordinated debentures	453	-	453
Total interest expense	1,907	(397)	1,510	968	(2,793)	(1,825)

Net interest income	$5,859	(1,334)	4,525	$2,782	(1,224)	1,558

Non-interest Income

Total non-interest income for 2004 was $11.5 million, an increase from $10.4 million in 2003 and from $7.4 million in 2002. The majority of Flag’s non-interest income has traditionally come from several sources including service charges on deposit accounts and revenue from mortgage banking activities. Major sources of non-interest income considered to be non-recurring are the sales of branches and bank locations.

Service charges on deposit accounts increased slightly in 2004 to $3.7 million from $3.4 million in 2003 and from $3.5 million in 2002. While Flag maintained strong growth in deposits during 2004 and 2003, most of the growth came from higher-balance money market and interest-checking balances where customers carry balances sufficient to qualify for reduced or eliminated fees. Management believes that growth in service charges will continue at a slower pace than deposits as a whole given this dynamic.

Mortgage banking activities include origination fees, service release premiums and the gain on the sale of mortgage loans originated solely for the purpose of being sold. During 2004, Flag recorded much lower revenues from its mortgage division than in 2003. The lower interest rate environment during 2003 provided borrowers with record low rate opportunities and pushed mortgage revenues to record levels for Flag and the mortgage industry. Income from mortgage banking operations was $2.4 million in 2004 compared to $4.2 million in 2003 and $2.9 million in 2002. During the third quarter of 2004, Flag acquired a mortgage and construction lending practice from another Atlanta based bank. Flag purchased approximately $35 million in mortgage and construction loans.

Flag continued to search for ways to improve the efficiency of its banking locations during 2004. This effort resulted in the sale of its Thomaston, Georgia branch during the first quarter of 2004 that resulted in a pre-tax gain of approximately $3.0 million. During 2003, this effort resulted in the closure of its Sandy Springs office that was under lease, the relocation of the Company’s primary operations facility to a smaller and better-designed location in Jonesboro, Georgia, and the sale and leaseback of its Dunwoody location. These decisions resulted in combined efficiencies of approximately $814,000.

Non-interest Expenses

Salaries and employee benefits for 2004 were $17.7 million compared to $15.8 million in 2003 and $18.6 million in 2002. Salaries and benefits increased in 2004 as Flag was able to accelerate the hiring of key relationship lenders for its growing Metro Atlanta franchise. In addition, Flag’s acquisition of the mortgage and construction practice early in the third quarter added approximately twenty employees, most of which were lending officers. Flag also added several positions in its operations group in order to continue the high level of service to internal and external customers. The decrease in 2003 over 2002 levels relates largely to the management restructuring undertaken in the first quarter of 2002, in which Flag took a charge related to buyouts of employment contracts and severance pay of approximately $3.1 million. Excluding these charges taken in the first quarter of 2002, Flag’s salary and benefits increased only $239,000 or 1.54% in 2003 over the 2002 amount. This relatively small increase in total salary and benefits during 2003 came despite an increase in total assets of 10.6% in 2003. Total full-time equivalent employees were 262, 238 and 243 at December 31, 2004, 2003, and 2002, respectively. Assets per full time equivalent were $3.2 million, $3.0 million and $2.6 million at December 31, 2004, 2003, and 2002, respectively.

Occupancy expense for 2004 was $3.7 million, increasing slightly from $3.5 million during 2003. Decreases in occupancy expense related to the divestiture of the Thomaston, Georgia branch were offset by increases in rent expense related to the purchase of the mortgage and construction practice during the third quarter of 2004. The decrease in 2003 over 2002 levels relates to Flag’s continued strategy to consolidate branches and operating locations during the past four years. This effort has resulted in 19 offices being closed or sold since the beginning of 2000.

Professional fees increased substantially in 2004 to $1.3 million, an increase of $466,000 over $811,000 recorded in 2003. Compliance with the new regulations relating to Sarbanes-Oxley and the increased scrutiny on regulatory reporting cost the Company approximately $200,000 during the last half of 2004. Professional fees relating to business acquisitions and the divestiture of the Thomaston, Georgia branch amounted to approximately $280,000 for 2004. Decreases in professional fees in 2003 from the 2002 level relates mostly to costs incurred in 2002 related to the management restructuring and the private placement effected in the first quarter of 2002.

Communications and data expense remained mostly flat during 2004 increasing only 2.3% to $2.2 million. This compares to the $2.1 million recorded in 2003 and the $1.8 million recorded in 2002. The increase in 2003 over 2002 levels relates mostly to the Company’s decision to outsource both its data processing and the warehousing of most networking equipment during 2003.

Other operating expenses increased in 2004 to $3.8 million compared to $3.1 million in 2003 and $4.1 million in 2002. Larger amounts of other operating expenses in 2004 and 2002 relate to the divestiture and/or closing of branches not included in occupancy expense. Also, for 2004 Flag recorded approximately $400,000 of write-downs in other real estate and incurred certain non-recurring expenses relating the business acquisitions affected during the year. For 2002, Flag incurred certain non-recurring expenses relating to the management restructuring and private placement that are not reported in salary and benefits or professional fees.

Investment Securities

The composition of the investment securities portfolio reflects management’s strategy of maintaining an appropriate combination of liquidity, interest-rate risk and yield. Flag seeks to maintain an investment portfolio with minimal credit risk, investing mostly in obligations of the United States Treasury or other state and federal governmental agencies.

Investment securities decreased during 2004 to $111.4 million from $122.6 million at December 31, 2003. At December 31, 2004, all investment securities outstanding were classified as available-for-sale. Refinancing opportunities available to homeowners in 2004 continued to cause faster than usual prepayments in mortgage-backed securities. Instead of reinvesting in securities, Flag chose to invest more heavily in loans as the Company’s Metro Atlanta franchise and other lending lines of business started to produce loan opportunities for the Company. Flag anticipates that as rates continue to rise, better investment opportunities will present themselves and Flag will be able to complement its loan growth with a growing investment portfolio. At December 31, 2004, gross unrealized gains in the total portfolio amounted to $1.0 million and gross unrealized losses amounted to $951,000.

Investment securities available-for-sale at December 31, 2004 are summarized as follows (in thousands):

	December 31, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasuries and agencies	$55,407	83	238	55,252
State, county and municipals	6,839	321	-	7,160
Equity securities	309	-	26	283
Mortgage-backed securities	28,201	322	59	28,464
Corporate debt securities	1,503	31	-	1,534
Trust preferred securities	19,041	284	628	18,697
	$111,300	1,041	951	111,390

At December 31, 2004, unrealized losses in the investment portfolio related to debt, equity and trust preferred securities. The unrealized losses on the debt and equity securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades where the repayment sources of principal and interest are largely backed by the U.S. Government. At December 31, 2004, none of the 29 securities issued by state and political subdivisions contained unrealized losses while 21 out of 97 securities issued by U.S. Government agencies and Government sponsored corporations, including mortgage-backed securities, contained unrealized losses.  The unrealized losses on the trust preferred securities arose due to changing interest rates and market conditions and are considered to be temporary. At December 31, 2004, two of 11 trust preferred securities contained unrealized losses.

Table 3 reflects the carrying amount of the investment securities portfolio for the past three years.

Table 3 - Carrying Value of Investments
(dollars in thousands)

	2004	2003	2002
Securities available-for-sale:
U.S. Treasuries and agencies	$55,252	60,361	23,577
Corporate debt securities	1,534	2,143	2,201
State, county and municipal	7,160	9,028	9,972
Mortgage-backed securities	28,464	28,054	86,784
Trust Preferred Securities	18,697	22,741	15,886
Equity securities	283	238	434
Total	$111,390	122,565	138,854

Loans

    Gross loans (loans outstanding excluding mortgage loans held-for-sale and the allowance for loan losses) increased 24.9% to $604.7 million from $483.8 million in 2003. In 2004, the Company continued to increase the pace of commercial lending in Atlanta, Georgia, while maintaining reliable loan growth in its traditional markets in Central and West Georgia. Flag concentrates its lending activities in several areas that management believes provides adequate diversification with acceptable yield and risk levels. These areas include, but are not limited to construction, commercial real estate, agricultural and correspondent lending (lending services to other community banks).

Table 4 shows the changes in the composition of Flag’s loan portfolio from December 31, 2000 through 2004.

Table 4 - Loan Portfolio
(dollars in thousands)
	2004	2003	2002	2001	2000
Commercial/financial/agricultural	$57,231	50,435	56,052	74,569	92,757
Real estate construction	176,111	100,108	68,169	65,052	37,501
Real estate mortgage	355,575	315,610	240,182	213,748	228,508
Installment loans to individuals	15,644	17,287	15,848	17,793	28,767
Lease financings	142	340	1,421	5,153	3,711
Total loans	604,703	483,780	381,672	376,315	391,244
Less: Allowance for loan losses	8,602	6,685	6,888	7,348	6,583
Total net loans	$596,101	477,095	374,784	368,967	384,661

As a percent of total loans:	2004	2003	2002	2001	2000
Commercial/financial/agricultural	9.5%	10.4%	14.7%	19.8%	23.7%
Real estate construction	29.1%	20.7%	17.7%	17.3%	9.6%
Real estate mortgage	58.8%	65.2%	62.9%	56.8%	58.4%
Installment loans to individuals	2.6%	3.6%	4.2%	4.7%	7.4%
Lease financings	-	0.1%	0.5%	1.4%	0.9%
Total loans	100.0%	100.0%	100.0%	100.0%	100.0%

Table 5 represents the expected maturities for commercial, financial, and agricultural loans and real estate construction loans at December 31, 2004. The table also presents the rate structure for these loans that mature after one year.

Table 5 - Loan Portfolio Maturity
(dollars in thousands)
					Rate Structure for Loans with
	Maturity in Months				Maturities Over One Year
	Less than 12	13-60	Over 60	Total	Variable Rates	Fixed Rates
Commercial, financial, and agricultural	$25,137	20,601	11,493	57,231	20,528	11,566
Real estate - construction	140,158	35,953	-	176,111	31,592	4,361
	$165,295	56,554	11,493	233,342	52,120	15,927

Provision and Allowance for Loan Losses

       Table 6 presents an analysis of activities in the allowance for loan losses for the past five years. An allowance for possible losses is provided through charges to Flag’s earnings in the form of a provision for loan losses. The provision for loan losses was $1.8 million in 2004, $1.3 million in 2003, and $4.5 million in 2002. Flag’s increase in the provision for loan losses was due to the growth in 2004 in loan balances. Flag’s provision for loan losses as a percentage of average loans was 0.34%, 0.32% and 1.23% in 2004, 2003 and 2002 respectively. The larger provision in 2002 was needed to replenish the allowance for loan losses due to the higher than normal amount of net charge-offs experienced.

      Management determines the level of the provision for loan losses based on outstanding loan balances, the levels of non-performing assets, and reviews of assets classified as substandard, doubtful, or loss and larger credits, together with an analysis of historical loss experience and current economic conditions.

As shown in Table 6, the year-end allowance for loan losses increased to $8.6 million from $6.7 million at December 31, 2003. Flag evidenced its improving credit quality by a lower level of net charge-offs for 2004 and a lower level of non-performing assets. Net charge-offs reached a five-year low of $328,000 or 0.06% of average loans outstanding for the year. These amounts compared to net charge-offs of $1.5 million or 0.37% for 2003 and $5.0 million or 1.37% for 2002. The allowance for loan losses was 1.42% of gross loans at December 31, 2004 compared to 1.38% and 1.80% at December 31, 2003 and 2002, respectively.

Management believes that the allowance for loan losses is both adequate and appropriate. However, the future level of the allowance for loan losses is highly dependent upon loan growth, loan loss experience, and other factors, which cannot be anticipated with a high degree of certainty.

Table 6 - Analysis of the Allowance for Loan Losses
(dollars in thousands)
	Years Ended December 31,
	2004	2003	2002	2001	2000

Average loans	$541,502	417,395	366,571	378,867	405,101
Allowance for loan losses, beginning
of period	$6,685	6,888	7,348	6,583	7,017
Charge-offs for the period:
Commercial/financial/agricultural	107	410	1,009	400	1,246
Real estate construction loans	-	-	284	24	-
Real estate mortgage loans	506	1,289	3,737	980	2,308
Installment loans to individuals	188	189	462	453	894
Lease financings	77	18	77	206	6
Total charge-offs	878	1,906	5,569	2,063	4,454
Recoveries for the period:
Commercial/financial/agricultural	269	86	107	102	86
Real estate construction loans	-	-	2	-	-
Real estate mortgage loans	173	148	316	134	964
Installment loans to individuals	108	136	100	34	93
Lease financings	-	12	35	70	109
Total recoveries	550	382	560	340	1,252

Net charge-offs for the period	328	1,524	5,009	1,723	3,202
Provision for loan losses	1,845	1,321	4,549	2,488	3,597
Allowance related to assets acquired purchased/sold	400	-	-	-	(829)

Allowance for loan losses, end of period	$8,602	6,685	6,888	7,348	6,583
Ratio of allowance to total loans	1.42%	1.38%	1.80%	1.95%	1.68%
Ratio of net charge-offs during the period to total
to average loans during the period	0.06%	0.37%	1.37%	0.45%	0.79%

Asset Quality
At December 31, 2004, non-performing assets totaled $5.3 million, compared to $7.4 million at the end of 2003. The decrease in 2004 is attributed to a combination of Flag’s comprehensive loan review program and its strict management of problem assets. At December 31, 2004 and 2003, nonaccrual loans were $4.2 million and $4.7 million, respectively. At December 31, 2004, there were no commitments to advance additional funds on any loan classified as nonaccrual.

Flag has recognized impaired loans of approximately $4.8 million and $5.4 million at December 31, 2004 and 2003, respectively, with a total allowance for loan losses related to these loans of approximately $1.3 million and $1.2 million, respectively. The average balance of impaired loans was approximately $5.1 million, $5.1 million, and $4.2 million during 2004, 2003 and 2002, respectively. Interest income on impaired loans of approximately $196,000, $143,000, and $88,000 was recognized for cash payments received in 2004, 2003 and 2002, respectively.

Table 7 summarizes the non-performing assets for each of the last five years.

Table 7 - Risk Elements
(dollars in thousands)
	December 31,
	2004	2003	2002	2001	2000
Loans on nonaccrual	$4,224	4,685	9,243	17,122	7,144
Loans past due 90 days and still accruing	74	309	122	594	4,701
Other real estate owned	1,012	2,432	1,718	2,831	992
Total non-performing assets	$5,310	$7,426	11,083	20,547	12,837
Total non-performing loans as a
percentage of net loans	0.89%	1.56%	2.96%	5.57%	3.34%

Risk Elements

There may be additional loans within Flag’s loan portfolio that may become classified as conditions may dictate; however, management was not aware of any such loans that are material in amount at December 31, 2004. At December 31, 2004, management was unaware of any known trends, events, or uncertainties that will have, or that are reasonably likely to have a material effect on the Bank’s or Flag’s liquidity, capital resources or operations.

Deposits and Borrowings

Total deposits increased approximately $136.3 million during 2004, totaling $706.8 million at December 31, 2004. This compares to $570.6 million at December 31, 2003. The increase in Flag’s deposit base in 2004 is mostly attributable to the aggressive sales effort on deposits in metro Atlanta. Demand deposits (interest-bearing and non-interest bearing) increased $63.4 million in 2004 to $396.8 million at December 31, 2004, while time deposits increased $75.8 million to $289.2 million at December 31, 2004.

The maturities of time deposits of $100,000 or more issued by the Bank at December 31, 2004, are summarized in Table 8.

Table 8 - Maturities of Time Deposits Over $100,000
(dollars in thousands)

Three months or less	$12,978
Over three months through six months	7,206
Over six months through twelve months	52,324
Over twelve months	102,793
$175,301

      At December 31, 2004 and 2003, the Bank held $133.1 million and $36.5 million, respectively, in certificates of deposits obtained through the efforts of third party brokers.  The weighted average cost at December 31, 2004 and 2003 was 3.38% and 1.42%, respectively. The weighted average maturity at December 31, 2004 and 2003 was 17.6 months and 5.2 months, respectively.

       At December 31, 2004, the Bank was a shareholder in the FHLB. Through this affiliation, advances totaling $25.0 million were outstanding at rates competitive with other sources of funding with similar maturities. Management anticipates continued utilization of this short and long-term source of funds to minimize interest-rate risk and to fund growth in earning assets when profitable to do so.

       During 2002, Flag repaid $8.4 million in fixed-rate advances from the FHLB prior to their original maturity date, incurring a prepayment penalty totaling approximately $266,000. These advances were repaid due to a falling interest-rate environment in which Flag could obtain new borrowings at significantly lower rates.

Flag has entered into a line-of-credit agreement with a commercial bank with a total commitment amount of $11,000,000. The line of credit bears interest at 0.5% below the prime rate and is secured by the common stock of the Bank. Borrowings outstanding at December 31, 2004 were $4.3 million and the interest rate was 4.75%.

Flag has entered into securities sold under agreements to repurchase which represent obligations to other parties. The obligations are secured by investment securities, and such collateral is held by a safekeeping agent. The maximum amount of outstanding agreements at any month-end during 2004 and 2003 totaled $2,589,000 and $4,098,000, respectively, and the daily average of such agreements totaled $2,415,000 and $1,975,000 respectively. The weighted average cost was 1.45% and 1.37% at December 31, 2004 and 2003, respectively, while the weighted average cost during 2004 and 2003 was approximately 1.38% and 1.35%, respectively.

Flag maintains relationships with correspondent banks that can provide funds on short notice. As of December 31, 2004, Flag has arrangements for short-term unsecured advances up to $35,000,000.

Flag has entered into three line-of credit agreements to purchase federal funds with total commitment amounts of $19,000,000 $10,000,000 and $6,000,000 respectively. There were no federal funds purchased outstanding as of December 31, 2004 or 2003.

During 2004, Flag entered into a line-of-credit agreement with the Federal Reserve Bank of Atlanta (“FRB”) through which Flag would pledge a portion of its unencumbered loan portfolio to secure a commitment totaling $149.5 million at December 31, 2004. The commitment level varies proportional to the collateral balances but Flag anticipates the commitment to remain in excess of $125 million. Flag did not use the line during 2004 and established the line in order to enhance the Bank’s liquidity ratios and preparedness.

       During the first quarter of 2004, the Company formed a wholly-owned Connecticut statutory business trust, Flag Financial Corporation Statutory Trust, a subsidiary whose sole purpose was to issue $14.4 million of Trust Preferred Securities through a pool sponsored by SunTrust Bank in Atlanta, Georgia. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At December 31, 2004, the floating-rate securities had a 5.31% interest rate, which will reset quarterly at the three-month LIBOR rate plus 2.75%. The Trust Preferred Securities are recorded as junior subordinated debentures on the balance sheets, but subject to certain limitations qualify for Tier 1 capital for regulatory capital purposes.

Asset-Liability Management

The primary objective of Flag’s asset and liability management program is to control exposure to interest- rate risk (the exposure to changes in net interest income due to changes in market interest rates) so as to enhance its earnings and protect its net worth against potential loss resulting from interest rate fluctuations.

Historically, the average term to maturity or repricing (rate changes) of assets (primarily loans and investment securities) has exceeded the average repricing period of liabilities (primarily deposits and borrowings). Table 9 provides information about the amounts of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2004, that are expected to mature, prepay or reprice in each of the future time periods shown (i.e., the interest rate sensitivity). As presented in this table, at December 31, 2004, the liabilities subject to rate changes within one year exceeded Flag’s assets subject to rate changes within one year. Flag’s primary source of funding has been demand deposits (interest-bearing and non-interest bearing) instead of time deposits and wholesale borrowings with longer maturities. This method of funding earning assets has issues concerning interest rate risk, liquidity and profitability, all of which were contemplated and measured by the Company. Flag concluded that this strategy is the most profitable method of funding growth in earning assets of the Company for the foreseeable future and has committed significant sales, marketing and training resources at being successful in this effort. Where interest rate risk is concerned, Flag considered factors such as account size, relationship strength and historical rate levels needed to remain competitive. Generally speaking, it is the opinion of management that these deposits are less sensitive to rate movements than the earning assets they are funding. Flag uses an interest rate simulation model that uses management assumptions and theories regarding rate movements and the impact each movement will have on individual components of the balance sheet. This approach, believed to produce more accurate results than the approach summarized in the following table, indicates that Flag’s balance sheet is, in fact, asset-sensitive, meaning a rising rate environment would have a positive impact on Flag’s net interest income.

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

Table 9 - Interest Rate Sensitivity Analysis
(dollars in thousands)
	December 31, 2004
	Interest Rate Sensitivity in Months
	Less than 12	13-36	37-60	Over 60	Total
Interest-earning assets:
Loans	$450,934	66,452	47,055	40,262	604,703
Loans held-for-sale	10,688	-	-	-	10,688
Investment securities	59,198	32,178	13,516	19,659	124,551
Interest-bearing deposits in other banks	18,870	-	-	-	18,870
Federal funds sold	13,574	-	-	-	13,574
Total interest-earning assets	553,264	98,630	60,571	59,921	772,386
Interest-bearing liabilities:
Time deposits	153,988	131,667	3,011	489	289,155
NOW and money market accounts	347,940	-	-	-	347,940
Savings accounts	20,940	-	-	-	20,940
Federal Funds purchased and
repurchase agreements	2,295	-	-	-	2,295
Junior subordinated debentures	14,433	-	-	-	14,433
Other borrowings	4,300	-	-	-	4,300
FHLB advances	25,000	-	-	-	25,000
Total interest-bearing liabilities	568,896	131,667	3,011	489	704,063

Interest rate sensitivity gap	(15,632)	(33,037)	57,560	59,432	68,323
Cumulative interest rate sensitivity gap	$(15,632)	(48,669)	8,891	68,323
Cumulative interest rate sensitivity gap to total assets	(1.9%)	(5.9%)	1.1%	8.2%

Table 10 represents the expected maturity of investment securities by maturity date and average yields based on amortized cost at December 31, 2004. It should be noted that the composition and maturity/repricing distribution of the investment portfolio is subject to change depending on rate sensitivity, capital needs, and liquidity needs.

Table 10 - Expected Maturity of Investment Securities Available-for-sale
(dollars in thousands)

	Expected Maturity in Years

	Within 1 Year		After One But Within Five Years			After Five But Within Ten Years	After 10 Years		Totals
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and agencies	$26,509	2.08%	$18,793	2.98%	$10,105	2.33%	$-	-	$55,407
State, county and municipals	396	2.23%	2,156	7.01%	2,163	7.41%	2,124	7.61%	6,839
Corporate debt securities	1,503	7.57%	-	-	-	-	-	-	1,503
Equity securities	-	-	-	-	-	-	309	-	309
Mortgage-backed securities	14	5.50%	9,073	3.64%	2,434	5.75%	16,680	4.40%	28,201
Trust preferred securities	-	-	-	-	-	-	19,041	6.60%	19,041
	$28,422	2.37%	$30,022	3.47%	$14,702	3.64%	$38,154	5.64%	$111,300

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

The primary objectives of asset/liability management are to provide for adequate liquidity in order to meet the needs of customers and to maintain an optimal balance between interest-sensitive assets and interest-sensitive liabilities; so that Flag can also meet the investment requirements of its shareholders as market interest rates change. Daily monitoring of the sources and uses of funds is necessary to maintain a position that meets both requirements.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities. Mortgage loans held-for-sale totaled $10.7 million at December 31, 2004, and typically turns over every 45 days as the closed loans are sold to investors in the secondary market. Real estate-construction and commercial loans that mature in one year or less amounted to $165.3 million, or 27.3% of the total loan portfolio at December 31, 2004. Other short-term investments such as federal funds sold are additional sources of liquidity.

The liability section of the balance sheet provides liquidity through depositors’ interest-bearing and non-interest bearing deposit accounts. Federal funds purchased, FHLB advances, other borrowings and securities sold under agreements to repurchase are additional sources of liquidity and represent Flag’s incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet other short-term liquidity needs. See “Off Balance Sheet Arrangements and Contractual Obligations” for additional information.

As disclosed in Flag’s consolidated statements of cash flows included in the consolidated financial statements, net cash used in operating activities was $814,000 during 2004. The major source of cash by operating activities is net earnings during 2004 of $7.4 million. Net cash used by investing activities was $144.9 million and consisted primarily of an increase in net loans and the cash paid in the branch sale during the first quarter of 2004. Net cash provided by financing activities was $149.3 million, and consisted mostly of the growth in deposits offset to some degree by repayments of FHLB advances during 2004.

In the opinion of management, Flag’s liquidity position at December 31, 2004 is sufficient to meet its expected cash flow requirements. Reference should be made to the consolidated statements of cash flows appearing in the consolidated financial statements for the three-year analysis of the changes in cash and cash equivalents resulting from operating, investing and financing activities.

Off Balance Sheet Arrangements and Contractual Obligations

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

The following table summarizes Flag’s off-balance-sheet financial instruments whose contract amounts represent credit risk as of December 31, 2004 and 2003 (in thousands):
	2004	2003
Commitments to extend credit	$142,036	124,342
Standby letters of credit	$3,650	1,128

The following table presents additional information about Flag’s contractual obligations as of December 31, 2004, which by their terms have maturity and termination dates subsequent to December 31, 2004 (dollars in thousands):

	Next 12 months	12-36 months	37-60 months	More than 60 months	Totals

Certificates of deposit	$153,988	131,666	3,011	490	289,155
Securities sold under agreements to repurchase	2,295	-	-	-	2,295
Federal Home Loan Bank advances	-	25,000	-	-	25,000
Minimum operating lease commitments	866	1,932	1,338	1,719	5,855

Capital Resources and Dividends

Stockholders’ equity at December 31, 2004 increased 6.0% to $69.2 million from $65.3 million at December 31, 2003. This increase is the combination of several factors including a stock repurchase program that repurchased approximately $3.9 million of Company stock. Offsetting the impact of the stock repurchase program were net earnings of $7.4 million and the issuance of $3.3 million of stock relating to the purchase of Payroll Solutions in the fourth quarter of 2004.

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) requires federal banking agencies to take “prompt corrective action” with regard to institutions that do not meet minimum capital requirements. As a result of FDICIA, the federal banking agencies introduced an additional capital measure called the “Tier 1 risk-based capital ratio.” The Tier 1 ratio is the ratio of core capital to risk adjusted total assets. Note 13 to the Consolidated Financial Statements presents a summary of FDICIA’s capital tiers compared to Flag’s and the Bank’s actual capital levels. The Bank exceeded all requirements of a “well-capitalized” institution at December 31, 2004. See “Business-Supervision and Regulation-Capital Adequacy.”

Table 11 - Equity Ratios

	Years Ended December 31,
	2004	2003	2002
Return on average assets	0.99%	0.95%	(0.36%)
Return on average equity	11.19%	9.64%	(3.39%)
Dividend payout ratio	27.38%	33.35%	N/A
Average equity to average assets	8.86%	9.81%	10.49%

Provision for Income Taxes

The provision for income taxes in 2004 was $3.3 million, compared to $2.7 million in 2003 and a benefit for income taxes in 2002 of $2.0 million. Flag’s effective tax rates were 31.0%, 30.9% and 52.6% in 2004, 2003 and 2002, respectively. The tax rates for 2004 and 2003 are lower than the statutory federal rate of 34% primarily due to interest income on tax-exempt securities and general business credits. The effective benefit rate in 2002 was higher than the federal statutory rate of 34% due to interest income on tax- exempt securities and general business credits. Also, during 2002 the amount of loss before income taxes was lower than the earnings before income taxes in prior years. The effect of tax-exempt interest income and general business credits is greater in years that income (loss) before taxes is lower. See Flag’s consolidated financial statements for an analysis of income taxes.

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

Recent Accounting Pronouncements

As permitted by SFAS No. 123 Accounting for Stock-Based Compensation, Flag currently accounts for share-based payments to employees using APB opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation expense for employee stock options. Accordingly, the adoption of SFAS No. 123’s fair value method will not have a significant impact on our result of operations, and it will not have a material impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No.123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income earnings per share in Note 1 to our consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were insignificant.

During March 2004, the SEC issued Staff Accounting Bulletin 105, Application of Accounting Principles to Loan Commitments (SAB 105). SAB 105 addresses the accounting for loan commitments and provides that the required fair value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate excluding any expected future cash flows related to the customer relationship of loan servicing. SAB 105 applies to mortgage loan commitments accounted for as derivatives and entered into after March 31, 2004. Substantially all of our mortgage loan commitments are based on rates provided by third party correspondents, who have agreed to purchase resulting loans at those rates. As a result, we are protected from interest rate risk, and the adoption of SAB 105 did not have a material impact on our consolidated financial statements.

In March 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The Issue provides guidance for determining whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. The recognition and measurement guidance for other-than-temporary impairment has been delayed by the issuance of FASB Staff Position EITF 03-1-1 on September 30, 2004. The adoption of Issue 03-1 did not result in any other-than-temporary impairment.

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences relate to a deterioration of credit quality. The SOP also prohibits companies from “carrying over” or creating a valuation allowance in the initial accounting for loans acquired that meet the scope criteria of the SOP. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP is not expected to have a material impact on the Company’s financial position or results of operations. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”), which changes the accounting for certain financial instruments that have characteristics of liabilities and equity. SFAS 150, which is effective for interim periods beginning after June 15, 2003, requires that those instruments be classified as liabilities in statements of financial position. The adoption of SFAS 150 did not have a material impact on the Company’s financial position or results of operations.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. The provisions of FIN 46 are effective immediately for all variable interest entities created after January 31, 2003 and, for the first fiscal year or interim period beginning after June 15, 2003, for variable interest entities in which an enterprise holds variable interest that it acquired before February 1, 2003. Flag implemented fully the provisions and requirements of FIN 46 during 2004 without material impact on its financial position or results of operations.

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

The Company’s asset/liability management committee (“ALCO”) utilizes an interest rate simulation model to monitor and evaluate the impact of changing interest rates on net interest income and the market value of its investment portfolio. The ALCO policy limits the maximum percentage changes in net interest income and investment portfolio equity, assuming a simultaneous, instantaneous change in interest rate. These percentage changes are as follows:

Changes in	Percentage	Percent Change in
Interest Rates	Change in Net	Market Value of
(In Basis Points)	Interest Income	Portfolio Equity

300	20%	20%
200	20%	20%
100	20%	20%

As of December 31, 2004, the Company was in compliance with its ALCO policy. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset-Liability Management.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included herein:

Report of Independent Certified Public Accountants

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Flag Financial Corporation
Atlanta, Georgia

We have audited management's assessment, included in the accompanying management's report on internal controls, that Flag Financial Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Flag Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Flag Financial Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, Flag Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Flag Financial Corporation and our report dated February 24, 2005, expressed an unqualified opinion.

/s/ PORTER KEADLE MOORE, LLP

Atlanta, Georgia
February 24, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Flag Financial Corporation
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Flag Financial Corporation and subsidiary as of December 31, 2004 and 2003, and the related statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of Flag’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flag Financial Corporation and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Flag Financial Corporation and subsidiary’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 24, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of Flag Financial Corporation’s internal control over financial reporting and an unqualified opinion on the effectiveness of Flag Financial Corporation’s internal control over financial reporting.

/S/ PORTER KEADLE MOORE, LLP

Atlanta, Georgia
February 24, 2005

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2004 and 2003

Assets

	2004	2003
	(In Thousands)
Cash and due from banks	$13,345	17,454
Other interest-bearing deposits in banks	13,397	12,183
Federal funds sold	13,574	7,100
Cash and cash equivalents	40,316	36,737
Other interest-bearing deposits in banks	5,473	2,675
Investment securities available-for-sale	111,390	122,565
Other investments	13,161	14,944
Mortgage loans held-for-sale	10,688	4,234
Loans, net	596,101	477,095
Premises and equipment, net	14,458	16,497
Other assets	36,750	29,110
Total assets	$828,337	703,857

Liabilities and Stockholders’ Equity

Deposits:
Demand	$48,812	51,087
Interest-bearing demand	347,940	282,261
Savings	20,940	23,898
Time	113,854	131,681
Time, over $100,000	175,301	81,643
Total deposits	706,847	570,570

Federal funds purchased and repurchase agreements	2,295	4,097
Advances from Federal Home Loan Bank	25,000	58,000
Other borrowings	4,300	1,100
Junior subordinated debentures	14,433	-
Other liabilities	6,260	4,830
Total liabilities	759,135	638,597

Commitments

Stockholders’ equity:
Preferred stock (10,000 shares authorized; none issued and outstanding)	-	-
Common stock ($1 par value, 20,000 shares authorized, 10,054 and 9,775
shares issued in 2004 and 2003, respectively)	10,054	9,775
Additional paid-in capital	27,954	24,557
Retained earnings	44,642	39,294
Accumulated other comprehensive income	56	1,211
Less: treasury stock, at cost; 1,551 and 1,247 shares in 2004 and 2003, respectively	(13,504)	(9,577)
Total stockholders’ equity	69,202	65,260
	$828,337	703,857
See accompanying notes to consolidated financial statements.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(In Thousands Except Per Share Data)

Interest income:
Interest and fees on loans	$37,066	30,083	29,424
Interest on investment securities	5,061	5,832	6,989
Interest-bearing deposits and federal funds sold	494	619	261
Total interest income	42,621	36,534	36,674
Interest expense:
Deposits	10,829	9,674	11,264
Borrowings	1,228	873	1,108
Total interest expense	12,057	10,547	12,372
Net interest income before provision for loan losses	30,564	25,987	24,302
Provision for loan losses	1,845	1,321	4,549
Net interest income after provision for loan losses	28,719	24,666	19,753
Other income:
Service charges on deposit accounts	3,660	3,417	3,508
Gain (loss) on sales of investment securities	700	136	(341)
Mortgage banking activities	2,410	4,241	2,902
Gain on sale of branches	3,000	-	-
Other	1,698	2,571	1,326
Total other income	11,468	10,365	7,395
Other expenses:
Salaries and employee benefits	17,703	15,750	18,611
Professional fees	1,277	811	1,796
Postage, printing and supplies	914	973	1,019
Communications	2,152	2,103	1,840
Occupancy	3,679	3,511	3,589
Other operating	3,784	3,054	4,150
Total other expenses	29,509	26,202	31,005

Earnings (loss) before income taxes and extraordinary item	10,678	8,829	(3,857)

Provision (benefit) for income taxes	3,310	2,724	(2,028)

Earnings (loss) before extraordinary item	7,368	6,105	(1,829)

Extraordinary item - loss on redemption of debt,
net of income tax benefit of $101 in 2002	-	-	165
Net earnings (loss)	$7,368	6,105	(1,994)

Basic earnings (loss) per share:
Basic earnings (loss) before extraordinary item	$0.88	0.72	(0.22)
Extraordinary item	-	-	(0.02)
Basic earnings (loss) per share	$0.88	0.72	(0.24)
Diluted earnings (loss) per share:
Diluted earnings (loss) before extraordinary item	$0.82	0.67	(0.22)
Extraordinary item	-	-	(0.02)
Diluted earnings (loss) per share	$0.82	0.67	(0.24)
See accompanying notes to consolidated financial statements.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(In Thousands)

Net earnings (loss)	$7,368	6,105	(1,994)

Other comprehensive (loss) income, net of tax:
Unrealized gains (losses) on investment securities
available-for-sale:
Unrealized (losses) gains arising during the period,
net of tax (benefit) of $(448), $(385) and $291, respectively	(721)	(629)	475
Reclassification adjustment for (gains) losses included
in net earnings (loss), net of tax of $266, $52 and $(130), respectively	(434)	(84)	211
Unrealized loss on cash flow hedges, net of tax of $0, $46 and $183, respectively	-	(75)	(299)

Other comprehensive (loss) income	(1,155)	(788)	387

Comprehensive income (loss)	$6,213	5,317	(1,607)

See accompanying notes to consolidated financial statements.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2004, 2003 and 2002

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
	(In Thousands Except Share Data)

Balance, December 31, 2001	8,277,995	8,278	11,355	39,223	1,612	(6,445)	54,023

Sale of common stock	1,272,000	1,272	10,435	-	-	-	11,707
Sale of warrants	-	-	1,236	-	-	-	1,236
Purchase of treasury stock (338,960 shares)	-	-	-	-	-	(3,132)	(3,132)
Exercise of stock options	88,506	89	437	-	-	-	526
Change in accumulated other
comprehensive income	-	-	-	-	387	-	387
Net loss	-	-	-	(1,994)	-	-	(1,994)
Dividends declared ($0.24 per share)	-	-	-	(2,004)	-	-	(2,004)

Balance, December 31, 2002	9,638,501	9,639	23,463	35,225	1,999	(9,577)	60,749

Sale of common stock	12,000	12	126	-	-	-	138
Sale of warrants	-	-	12	-	-	-	12
Exercise of stock options	124,598	124	956	-	-	-	1,080
Change in accumulated other
comprehensive income	-	-	-	-	(788)	-	(788)
Net earnings	-	-	-	6,105	-	-	6,105
Dividends declared ($0.24 per share)	-	-	-	(2,036)	-	-	(2,036)

Balance, December 31, 2003	9,775,099	9,775	24,557	39,294	1,211	(9,577)	65,260

Sale of common stock	6,000	6	72	-	-	-	78
Common stock issued in business
purchase	236,723	237	3,077	-	-		3,314
Sale of warrants	-	-	6	-	-	-	6
Purchase of treasury stock (304,225 shares)	-	-	-	-	-	(3,927)	(3,927)
Exercise of stock options	35,750	36	242	-	-	-	278
Change in accumulated other
comprehensive income	-	-	-	-	(1,155)	-	(1,155)
Net earnings	-	-	-	7,368	-	-	7,368
Dividends declared ($0.24 per share)	-	-	-	(2,020)	-	-	(2,020)

Balance, December 31, 2004	10,053,572	10,054	27,954	44,642	56	(13,504)	69,202

See accompanying notes to consolidated financial statements.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(In Thousands)
Cash flows from operating activities:
Net earnings (loss)	$7,368	6,105	(1,994)
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation, amortization and accretion	2,947	3,000	2,265
Provision for loan losses	1,845	1,321	4,549
Deferred tax (benefit) expense	128	3,168	(1,947)
Gain on sale of branches	(3,000)	-	-
(Gain)loss on sales of securities	(700)	(136)	341
Gain on sale of other real estate	(150)	(118)	(128)
Loss (gain) on disposal of premises and equipment	78	(936)	912
Change in:
Mortgage loans held-for-sale	(6,454)	8,372	(6,152)
Other assets and liabilities	(2,876)	(3,276)	(4,634)
Net cash (used) provided by operating activities	(814)	17,500	(6,788)

Cash flows from investing activities (net of effect of branch sales and acquisitions):
Net change in interest-bearing deposits	(2,798)	9,737	(12,252)
Proceeds from sales, calls and maturities of securities available-for-sale	75,640	105,263	74,196
Proceeds from sale of other investments	3,804	1,021	154
Purchases of other investments	(2,021)	(9,170)	(1,114)
Purchases of securities available-for-sale	(66,608)	(90,858)	(80,471)
Net change in loans	(137,541)	(103,633)	(12,738)
Proceeds from sales of real estate	2,033	1,938	-
Purchases of premises and equipment	(1,788)	(898)	(2,061)
Proceeds from sale of premises and equipment	183	4,359	-
Cash acquired in branch acquisition, net of premium paid	-	-	84,167
Cash paid in branch sale	(14,141)	-	-
Cash paid in business acquisitions	(1,647)	(735)	(1,405)
Net cash (used) provided by investing activities	(144,884)	(82,976)	48,476

Cash flows from financing activities (net of effect of branch sales and acquisitions):
Net change in deposits	172,031	60,838	(27,400)
Proceeds from issuance of junior subordinated debentures	14,433	-	-
Change in federal funds purchased and repurchase agreements	(1,802)	2,763	(18,001)
Change in other borrowings	3,200	1,100	(5,000)
Proceeds from FHLB advances	15,000	5,000	53,000
Payments of FHLB advances	(48,000)	(5,000)	(34,448)
Proceeds from exercise of stock options	278	1,080	526
Purchase of treasury stock	(3,927)	-	(3,132)
Proceeds from sale of common stock and warrants	84	150	12,943
Cash dividends paid	(2,020)	(2,028)	(1,944)
Net cash provided (used) by financing activities	149,277	63,903	(23,456)

Net change in cash and cash equivalents	3,579	(1,573)	18,232
Cash and cash equivalents at beginning of year	36,737	38,310	20,078
Cash and cash equivalents at end of year	$40,316	36,737	38,310

See accompanying notes to consolidated financial statements.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows, continued

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(In Thousands)
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$11,872	11,005	12,814
Income taxes	$4,119	1,251	-

Supplemental schedule of noncash investing and financing activities:
Real estate acquired through foreclosure	$901	2,624	2,372
Change in unrealized gain/loss on securities available-for-sale, net of tax	$(721)	(629)	480
Increase in dividends payable	$6	8	60
Deposit liabilities assumed in branch acquisition	$-	-	96,549
Assets acquired in acquisition, other than cash
and cash equivalents	$34,197	-	8,221
Assets disposed of in branch sale	$18,432	-	-

See accompanying notes to consolidated financial statements.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies
Basis of Presentation

The consolidated financial statements include the accounts of Flag Financial Corporation (“Flag”) and its wholly-owned subsidiary, Flag Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation. Flag is a bank holding company formed in 1994 whose business is conducted by the Bank. Flag is subject to regulation under the Bank Holding Company Act of 1956. The Bank is primarily regulated by the Georgia Department of Banking and Finance (“DBF”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides a full range of commercial, mortgage and consumer banking services in West-Central and Middle Georgia and metropolitan Atlanta, Georgia.

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

Cash and Cash Equivalents

Cash equivalents include amounts due from banks, interest-bearing demand deposits with banks with maturities less than 90 days and federal funds sold. Generally, federal funds are sold for one-day periods. As of December 31, 2004 and 2003, the Company maintained cash balances with well capitalized financial institutions totaling $17,398,000 and $11,200,000, respectively, which exceeded federal deposit insurance limits. Reserve requirements maintained with the Federal Reserve Bank totaled $895,000 and $680,000 at December 31, 2004 and 2003, respectively.

Investment Securities

Flag classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are securities held for the purpose of generating profits on short-term differences in price. Securities held-to-maturity are those securities for which Flag has the ability and intent to hold to maturity. All other securities are classified as available-for-sale. As of December 31, 2004 and 2003, all of Flag’s investment securities were classified as available-for-sale.

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

A decline in the market value of any available-for-sale or held-to-maturity investment below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses are included in earnings and the cost of securities sold is derived using the specific identification method.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

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

Mortgage Loans Held-for-Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. The amount by which cost exceeds market value is accounted for as a valuation allowance. Changes, if any, in the valuation allowance are included in the determination of net earnings in the period in which the change occurs. Flag has recorded no valuation allowance as of December 31, 2004 related to its mortgage loans held-for-sale as their cost approximates market value. Gains and losses from the sale of loans are determined using the specific identification method.

Loans and Interest Income

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding unpaid principal balances, net of the allowance for loan losses, and unamortized premiums or discounts on purchased loans. Interest income on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

Flag considers a loan impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate or at the loan's observable market price, or the fair value of the collateral of the loan if the loan is collateral dependent. Interest income from impaired loans is recognized using a cash basis method of accounting during the time within that period in which the loans were impaired. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that collection of interest is doubtful.

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collection of the principal is unlikely. The allowance is an amount which, in management's judgment, will be adequate to absorb losses on existing loans that may become uncollectible. The allowance is established through consideration of such factors, including, but not limited to, historical loss experience, changes in the nature and volume of the portfolio, adequacy of collateral, delinquency trends, loan concentrations, specific problem loans, and economic conditions that may affect the borrower's ability to pay.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

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

Other Real Estate Owned
Real estate acquired through foreclosure is carried at the lower of cost (defined as carrying value at foreclosure) or fair value less estimated costs to dispose. Fair value is defined as the amount that is expected to be received in a current sale between a willing buyer and seller other than in a forced or liquidation sale. Fair values at foreclosure are based on appraisals. Losses arising from the acquisition of foreclosed properties are charged against the allowance for loan losses. Subsequent writedowns are provided by a charge to operations through the allowance for losses on other real estate in the period in which the subsequent decline occurs.

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

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(1)   Summary of Significant Accounting Policies, continued
Income Taxes, continued

A deferred tax liability is not recognized for portions of the allowance for loan losses for income tax purposes in excess of the financial statement balance, as described in Note 9. Such a deferred tax liability will only be recognized when it becomes apparent that those temporary differences will reverse in the foreseeable future.

Stock-Based Compensation

At December 31, 2004, Flag sponsors stock-based compensation plans, which are described more fully in Note 12. Flag accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. The fair values of the stock awards are determined using a single estimated expected life. The compensation expense is recognized on a straight-line basis over the vesting period. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if Flag had applied the fair value recognition provisions of Statement of Financing Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share amounts).

	Year Ended December 31,
	2004	2003	2002
Net earnings (loss) as reported	$7,368	6,105	(1,994)

Deduct: Total stock-based employee
compensation expense determined under
fair-value based method for all awards,
net of tax	(174)	(347)	(1,839)

Pro forma net earnings (loss)	$7,194	5,758	(3,833)

Basic earnings (loss) per share:

As reported	$0.88	0.72	(0.24)

Pro forma	$0.86	0.68	(.047)

Diluted earnings (loss) per share:

As reported	$0.82	0.67	(0.24)

Pro forma	$0.80	0.64	(0.47)

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued
(1)   Summary of Significant Accounting Policies, continued
Net Earnings Per Common Share
Flag is required to report earnings per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants on the face of the statements of operations. Basic earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. Additionally, Flag must reconcile the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share.” Antidilutive stock options and warrants have not been included in the diluted earnings per share calculations. No options were antidilutive as of December 31, 2004. Antidilutive shares at December 31, 2003 and 2002 were 127,625, and 2,152,427, respectively. For 2002, the potential effect of outstanding options and warrants would be antidilutive, and therefore is not presented. The weighted average number of common shares outstanding at December 31, 2002 was 8,200,983. Earnings per common share amounts for the years ended December 31, 2004 and 2003 are as follows (in thousands, except share and per share amounts):

For the Year Ended December 31, 2004
	Net Earnings	Common Share	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings per share	$7,368	8,396,047	$0.88

Effect of dilutive securities - stock options
and warrants	-	585,573	(0.06)

Diluted earnings per share	$7,368	8,981,620	$0.82

For the Year Ended December 31, 2003	Net Earnings	Common Share	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings per share	$6,105	8,471,009	$0.72

Effect of dilutive securities - stock options	-	592,314	(0.05)

Diluted earnings per share	$6,105	9,063,323	$0.67

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued
(1)       Summary of Significant Accounting Policies, continued
Derivative Instruments and Hedging Activities
Flag recognizes the fair value of derivatives as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. The change in fair value of instruments used as fair value hedges is accounted for in the income of the period simultaneous with accounting for the fair value change of the item being hedged. The change in fair value of the effective portion of cash flow hedges is accounted for in comprehensive income rather than income, and the change in fair value of foreign currency hedges is accounted for in comprehensive income as part of the translation adjustment. The change in fair value of derivative instruments that are not intended as a hedge and any hedge ineffectiveness is accounted for in the income of the period of the change.

Goodwill and Intangible Assets
Effective January 1, 2002, Flag adopted SFAS No. 141, “Business Combinations”, SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 147, “Acquisitions of Certain Financial Institutions”. SFAS No. 141 requires all business combinations completed after its adoption to be accounted for under the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. Upon adoption of SFAS No. 142, goodwill and some intangible assets will no longer be amortized and will be tested for impairment at least annually. SFAS No. 147 requires that the acquisition of all or a part of a financial institution that meets the definition of a business combination shall be accounted for in accordance with SFAS No. 141.

Recent Accounting Pronouncements
As permitted by SFAS No. 123 Accounting for Stock-Based Compensation, Flag currently accounts for share-based payments to employees using APB opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation expense for employee stock options. Accordingly, the adoption of SFAS No. 123’s fair value method will not have a significant impact on our result of operations, and it will not have material impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No.123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income earnings per share in Note 1 to our consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were insignificant.

During March 2004, the SEC issued Staff Accounting Bulletin 105, Application of Accounting Principles to Loan Commitments (SAB 105). SAB 105 addresses the accounting for loan commitments and provides that the required fair value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate excluding any expected future cash flows related to the customer relationship of loan servicing. SAB 105 applies to mortgage loan commitments accounted for as derivatives and entered into after March 31, 2004. Substantially all of our mortgage loan commitments are based on rates provided by third party correspondents, who have agreed to purchase resulting loans at those rates. As a result, we are protected from interest rate risk, and the adoption of SAB 105 did not have a material impact on our consolidated financial statements.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(1)   Summary of Significant Accounting Policies, continued
Recent Accounting Pronouncements, continued
In March 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The Issue provides guidance for determining whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. The recognition and measurement guidance for other-than-temporary impairment has been delayed by the issuance of FASB Staff Position EITF 03-1-1 on September 30, 2004. The adoption of Issue 03-1 did not result in any other-than-temporary impairment.

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences relate to a deterioration of credit quality. The SOP also prohibits companies from “carrying over” or creating a valuation allowance in the initial accounting for loans acquired that meet the scope criteria of the SOP. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”), which changes the accounting for certain financial instruments that have characteristics of liabilities and equity. SFAS 150, which is effective for interim periods beginning after June 15, 2003, requires that those instruments be classified as liabilities in statements of financial position. The adoption of SFAS 150 did not have a material impact on the Company’s financial position or results of operations.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. The provisions of FIN 46 are effective immediately for all variable interest entities created after January 31, 2003 and, for the first fiscal year or interim period beginning after June 15, 2003, for variable interest entities in which an enterprise holds variable interest that it acquired before February 1, 2003. Flag implemented fully the provisions and requirements of FIN 46 during 2004 without material impact on its financial position or results of operations.

Reclassifications
Certain reclassifications have been made to the 2003 and 2002 financial statements to conform with classifications for 2004.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(2)   Business Combinations
Other Acquisitions and Dispositions
On December 2, 2004, Flag purchased substantially all of the assets of Payroll Solutions, Inc., a leading provider of payroll, human resources and benefits services to small and medium-sized businesses primarily in Georgia. Total consideration for the purchase was $4,685,000, including 236,723 shares of Flag common stock or $3,314,000 and the assumption of debt of approximately $1,371,000. Of the total number of shares of the Common Stock issued under the Asset Purchase Agreement, 47,143 shares were held in escrow at year end and will likely be released during 2005 upon accomplishment of certain business objectives. The purchase of Payroll Solutions expands the suite of services that the Bank offers it business customers.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition of Payroll Solutions (in thousands):

Premises and equipment	$72
Goodwill	4,613
Total assets acquired	$4,685

The following table summarizes the pro forma impact of the contribution of Payroll Solutions, Inc. for the year ended December 31, 2004 (in thousands):

	Flag Financial	Payroll Solutions	Combined

Net interest income	$30,564	(42)	30,522
Provision for loan losses	1,845	-	1,845
Net interest income after provision for loan losses	28,719	(42)	28,677
Other income	11,468	1,634	13,102
Other expenses	29,509	1,096	30,605
Income taxes	3,310	188	3,498
Net earnings	7,368	308	7,676
Basic earnings per share	0.88	0.01	0.89
Diluted earnings per share	0.82	0.01	0.83

Basic shares outstanding	8,396	237	8,633
Diluted shares outstanding	8,981	237	9,218

During the third quarter of 2004, Flag acquired a mortgage and construction lending practice of another Atlanta based bank. Flag purchased approximately $35 million in mortgage and construction loans and assumed several property leases with market based rents and terms. Total consideration for the purchase will be paid over the course of 60 months and totals approximately $930,000 in cash. The acquisition of this mortgage and construction lending practice is in accordance with Flag’s strategy to continue to grow its non-interest income.

During the first quarter of 2004, Flag sold its Thomaston, Georgia branch to another Georgia based bank. After $635,000 in expenses related directly to the sale of the branch, Flag recorded an after tax gain of approximately $1.47 million. Included in the sale was approximately $1,689,000 of premises and equipment, $16,690,000 in loans and $35,801,000 million in deposits. Flag’s decision to sell this

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(2)   Business Combinations, continued
Other Acquisitions and Dispositions, continued
branch was due to its continued focus on developing its banking presence where Flag maintains high market share and in developing its metro Atlanta presence.

On November 8, 2002, Flag acquired the Atlanta banking facilities of Encore Bank (“Encore Branches”) for a total purchase price of $12,905,000, which was all paid in cash. The results of the Encore Branches have been included in the consolidated financial statements since that date.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition of the Encore branches (in thousands):

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

On November 12, 2002, Flag acquired the assets and the lending line of business of Bankers Capital Group, LLC (“BCG”). BCG is a company owned by certain members of management of Flag who purchased common stock and warrants during 2002. The results of this line of business have been included in the consolidated financial statements since the date of acquisition. BCG is a commercial loan origination company, specializing in higher-yielding, non-traditional financing. As a result of the acquisition, this line of business has become a source of high-yielding assets.

The aggregate purchase price paid for BCG was $1,405,000 in cash paid at closing and an additional $1,500,000 of contingent consideration, payable based on the future performance of BCG. During 2004 and 2003, the performance of BCG was sufficient to cause all contingent consideration to be paid. During 2004 and 2003, payments of the contingent consideration were made in the amount of $765,000 and $735,000, respectively.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition and through 2004 when all contingent payments were made (in thousands):

Premises and equipment	$130
Goodwill	2,775
Total assets acquired	$2,905

The goodwill recorded is expected to be fully deductible for tax purposes.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(2)   Business Combinations, continued
Intangible Assets and Goodwill
As a result of these business combinations, Flag has recorded intangible assets. As of December 31, 2004 and 2003, Flag had recorded deposit intangible assets that are subject to amortization totaling $900,000 with accumulated amortization of $195,000 and $105,000, respectively. Flag recognized amortization expense on this intangible of $90,000 for each of the years ended December 31, 2004 and 2003, and $15,000 in 2002.

The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003

Balance as of January 1, 2004	$15,037	14,302
Goodwill acquired during the year	6,054	735

Balance as of December 31, 2004	$21,091	15,037

Flag tests its goodwill for impairment on an annual basis using the expected present value of future cash flows. Management estimates there is no impairment of goodwill as of December 31, 2004 and 2003.

(3)   Investment Securities
Investment securities available-for-sale at December 31, 2004 and 2003 are summarized as follows (in thousands):

	December 31, 2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasuries and agencies	$55,407	83	238	55,252
State, county and municipals	6,839	321	-	7,160
Equity securities	309	-	26	283
Mortgage-backed securities	28,201	322	59	28,464
Corporate debt securities	1,503	31	-	1,534
Trust preferred securities	19,041	284	628	18,697
	$111,300	1,041	951	111,390

	December 31, 2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasuries and agencies	$59,930	432	1	60,361
State, county and municipals	8,617	411	-	9,028
Equity securities	309	3	74	238
Mortgage-backed securities	27,564	531	41	28,054
Collateralized mortgage obligations	2,012	131	-	2,143
Trust preferred securities	22,179	562	-	22,741
	$120,611	2,070	116	122,565

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(3)   Investment Securities, continued

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2004 are summarized as follows (in thousands):

December 31, 2004
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasuries and agencies	$52,521	238	-	-	52,521	238
Equity securities	-	-	283	26	283	26
Mortgage-backed securities	5,824	33	1,441	26	7,265	59
Trust Preferred securities	3,185	628	-	-	3,185	628

	$61,530	899	1,724	52	63,254	951

December 31, 2003
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasuries and agencies	$10,168	1	-	-	10,168	1
Equity securities	1	3	234	71	235	74
Mortgage-backed securities	6,786	41	-	-	6,786	41

	$16,955	45	234	71	17,189	116

At December 31, 2004, unrealized losses in the investment portfolio related to debt, equity and trust preferred securities. The unrealized losses on the debt and equity securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades where the repayment sources of principal and interest are largely backed by the U.S. Government. At December 31, 2004, none of the 29 securities issued by state and political subdivisions contained unrealized losses while 21 out of 97 securities issued by U.S. Government agencies and Government sponsored corporations, including mortgage-backed securities, contained unrealized losses and 3 of the 3 equity securities contained unrealized losses. The unrealized losses on the trust preferred securities arose due to changing interest rates and market conditions and are considered to be temporary. At December 31, 2004, two of 11 trust preferred securities contained unrealized losses.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued
(3)       Investment Securities, continued
The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2004, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
U.S. Treasuries and agencies, state, county
and municipals and corporate debt:
Within 1 year	$28,408	28,436
1 to 5 years	20,949	20,923
5 to 10 years	12,268	12,359
More than 10 years	2,124	2,228
Equity securities	309	283
Mortgage-backed securities	28,201	28,464
Trust preferred securities	19,041	18,697
	$111,300	111,390

Proceeds from sales of securities available-for-sale during 2004, 2003 and 2002 totaled approximately $12,072,000, $24,266,000 and $17,723,000, respectively. Gross gains of  approximately $700,000, $209,000 and $72,000 and gross losses of approximately $0, $73,000 and $413,000 were realized on those sales during 2004, 2003 and 2002, respectively.

Securities with a carrying value of approximately $74,675,000 at December 31, 2004 were pledged to secure other public deposits. Securities with a carrying value of approximately $84,207,000 at December 31, 2003 were pledged to secure advances from the FHLB and other public deposits.

(4)   Loans
Major classifications of loans at December 31, 2004 and 2003 are summarized as follows (in thousands):
	2004	2003
Commercial, financial and agricultural	$57,231	50,435
Real estate - construction	176,111	100,108
Real estate - mortgage	355,575	315,610
Installment loans to individuals	15,644	17,287
Lease financings	142	340
Gross loans	604,703	483,780
Less allowance for loan losses	8,602	6,685
	$596,101	477,095

Flag concentrates its lending activities in the origination of permanent residential mortgage loans, permanent residential construction loans, commercial mortgage loans, commercial business loans, and consumer installment loans. The majority of Flag’s real estate loans are secured by real property located in West-Central and Middle Georgia and metropolitan Atlanta, Georgia.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(4)       Loans, continued
Flag has recognized impaired loans of approximately $4,835,000 and $5,393,000 at December 31, 2004 and 2003, respectively, with a total allowance for loan losses related to these loans of approximately $1,288,000 and $1,165,000, respectively. The average balance of impaired loans was approximately $5,078,000, $5,141,000, and $4,236,000 during 2004, 2003 and 2002, respectively. Interest income on impaired loans of approximately $196,000, $143,000, and $88,000 was recognized for cash payments received in 2004, 2003 and 2002, respectively.

Activity in the allowance for loan losses is summarized as follows for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Balance at beginning of year	$6,685	6,888	7,348
Provisions charged to operations	1,845	1,321	4,549
Loans charged off	(878)	(1,906)	(5,569)
Recoveries on loans previously charged off	550	382	560
Allowance related to purchase transaction	400	-	-
Balance at end of year	$8,602	6,685	6,888

Mortgage loans secured by 1-4 family residences totaling approximately $58,213,909 and $47,461,000 were pledged as collateral for outstanding FHLB advances as of December 31, 2004 and 2003, respectively. In addition to these mortgage loans, Flag has pledged certain commercial and real estate loans to the Federal Reserve Bank of Atlanta totaling $204,952,000 to secure a line of credit established for liquidity purposes.

(5)   Premises and Equipment
        Premises and equipment at December 31, 2004 and 2003 are summarized as follows (in thousands):

	2004	2003
Land and land improvements	$4,099	4,617
Buildings and improvements	12,558	14,161
Furniture and equipment	15,227	14,783
	31,884	33,561
Less accumulated depreciation	17,426	17,064

	$14,458	16,497

Depreciation expense approximated $1,877,000, $2,042,000 and $2,037,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

During the first quarter of 2004, Flag sold its Thomaston, Georgia branch to another Georgia based bank and recorded an after tax gain of approximately $1.47 million. Included in the sale was premises and equipment with an approximate cost basis of $1,689,000.

During the year ended December 31, 2003, Flag sold certain premises and equipment resulting in a gain of approximately $936,000, which is included in other income.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(6)	Time Deposits
At December 31, 2004, contractual maturities of time deposits are summarized as follows (in thousands):

Year ending December 31,

2005	$153,987
2006	121,410
2007	10,258
2008	1,736
2009	1,274
Thereafter	490
$289,155

At December 31, 2004 and 2003, the Bank held $133,111,000 and $36,489,000, respectively, in certificates of deposits obtained through the efforts of third party brokers.  The weighted average cost at December 31, 2004 and 2003 was 3.38% and 1.42%, respectively. The weighted average maturity at December 31, 2004 and 2003 was 17.6 months and 5.2 months, respectively. During 2004, the brokered certificates of deposit held at December 31, 2003 matured and were replaced with brokered certificates of deposits at an increased weighted average cost.

(7)	Advances from Federal Home Loan Bank

Advances from FHLB are collateralized by FHLB stock, certain investment securities and certain first mortgage loans. Advances from FHLB outstanding at December 31, 2004 consisted of one advance of $25 million that matures in 2007 and has a variable rate of interest that adjusts quarterly indexed on three month LIBOR. At December 31, 2004, Flag’s interest rate on this advance was 2.5013%.

In 2002, Flag repaid $9,434,000 in advances from the FHLB prior to their original maturity date and incurred a prepayment penalty of approximately $266,000. These advances were repaid due to a falling interest rate environment in which Flag could obtain new borrowings at significantly lower rates. This redemption of debt has been recorded as an extraordinary item, net, of income taxes of approximately $101,000, in the 2002 statement of operations.

 (8)          Other Borrowings
Other borrowings as of December 31, 2004 and 2003consisted of a line of credit with a bank with a total commitment amount of $11,000,000. The line of credit bears interest at 0.5% below the prime rate, is secured by the common stock of the Bank and has various covenants and restrictions. Borrowings outstanding at December 31, 2004 and 2003 were $4,300,000 and $1,100,000, with an interest rate of 4.75% and 3.50%, respectively, and a maturity date of March 15, 2015. Management believes that Flag and the Bank were in compliance with all covenants and restrictions at December 31, 2004.

Flag has entered into securities sold under agreements to repurchase which represent obligations to other parties. The obligations are secured by investment securities, and such collateral is held by a safekeeping agent. The maximum amount of outstanding agreements at any month-end during 2004 and 2003 totaled $2,589,000 and $4,098,000, respectively, and the daily average of such agreements totaled $2,415,000 and $1,975,000, respectively. The weighted average cost was 1.45% and 1.37% at December 31, 2004 and 2003, respectively, while the weighted average cost during 2004 and 2003 was approximately 1.38% and 1.35%, respectively.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued
(8)   Other Borrowings, continued
Flag has entered into three line-of credit agreements to purchase federal funds with total commitment amounts of $19,000,000, $10,000,000 and $6,000,000 respectively. There were no federal funds purchased outstanding as of December 31, 2004 or 2003.

(9)           Junior Subordinated Debt
During the first quarter of 2004, the Company formed a wholly-owned Connecticut statutory business trust, Flag Financial Corporation Statutory Trust, a subsidiary whose sole purpose was to issue $14.4 million of Trust Preferred Securities through a pool sponsored by SunTrust Bank in Atlanta, Georgia. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At December 31, 2004, the floating-rate securities had a 5.31% interest rate, which will reset quarterly at the three-month LIBOR rate plus 2.75%. The Trust Preferred Securities are recorded as junior subordinated debentures on the balance sheets, but subject to certain limitations qualify for Tier 1 capital for regulatory capital purposes.

In accordance with FASB Interpretation No. 46, Flag Trust is not consolidated with the Company. Accordingly, the Company does not report the securities issued by Flag Trust as liabilities, and instead reports as liabilities the junior subordinated debentures issued by the Company and held by Flag Trust, as these are no longer eliminated in consolidation. The Trust Preferred Securities are recorded as junior subordinated debentures on the balance sheets, but subject to certain limitations qualify for Tier 1 capital for regulatory capital purposes.

(10)         Income Taxes
The following is an analysis of the components of income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

Current	$3,182	(444)	(81)
Deferred	128	3,168	(1,947)

	$3,310	2,724	(2,028)

The differences between income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate to earnings (loss) before taxes for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

	2004	2003	2002

Pretax income (loss) at statutory rate	$3,631	3,002	(1,311)
Add (deduct):
Tax-exempt interest income	(216)	(245)	(316)
State income taxes, net of federal effect	76	130	(343)
Increase in cash surrender value of life insurance	(53)	(55)	(63)
General business credits	(123)	(120)	(42)
Other	(5)	12	47

	$3,310	2,724	(2,028)

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(10)         Income Taxes, continued
The following summarizes the net deferred tax asset. The deferred tax asset is included as a component of other assets at December 31, 2004 and 2003 (in thousands).

	2004	2003
Deferred tax assets:
Allowance for loan losses	$3,113	2,537
Net operating loss carryforwards and credits	479	515
Nondeductible interest on non-accrual loans	90	177
Nondeductible expenses	59	257
Nondeductible loss	298	128
Other	255	214
Total gross deferred tax assets	4,294	3,828
Deferred tax liabilities:
Premises and equipment	495	239
Tax installment sale	351	356
Goodwill and core deposit intangibles	1,213	877
Unrealized gain on securities available-for-sale	35	742
Other	47	40
Total gross deferred tax liabilities	2,141	2,254
Net deferred tax asset	$2,153	1,574

As of December 31, 2004, Flag had state net operating loss carryforwards totaling approximately $533,000 that will begin to expire in 2017 unless previously utilized.

The Internal Revenue Code (“IRC”) was amended during 1996 and the IRC section 593 reserve method for loan losses for thrift institutions was repealed. Effective January 1, 1996, certain banks that have been merged into the Bank began to compute their tax bad debt reserves under the rules of IRC section 585, which apply to commercial banks. In years prior to 1996, these banks obtained tax bad debt deductions approximating $2.9 million in excess of their financial statement allowance for loan losses for which no provision for federal income tax was made. These amounts were then subject to federal income tax in future years pursuant to the prior IRC section 593 provisions if used for purposes other than to absorb bad debt losses. Effective January 1, 1996, approximately $2.9 million of the excess reserve is subject to recapture only if the Bank ceases to appropriately qualify pursuant to the provisions of IRC section 585.

(11)        Stockholders’ Equity
In a series of private placements of common stock and warrants under Rule 506 of the Securities Act of 1933, the Company sold 6,000 shares of common stock in 2004, 12,000 shares in 2003 and 1,272,000 shares in 2002 at prices ranging from $9.10 to $13.01 per share, representing in each case the fair market value of the stock. See Note 12 for information about the warrants. The proceeds were used for general corporate purposes. In December 2004, the Company issued 236,723 shares of common stock in a business purchase transaction under Rule 506.

Shares of preferred stock may be issued from time to time in one or more series as established by resolution of the Board of Directors of Flag, up to a maximum of 10,000,000 shares. Each resolution shall include the number of shares issued, preferences, special rights and limitations as determined by the Board.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(12)         Employee and Director Benefit Plans
Defined Contribution Plan
Flag sponsors the Flag Financial Profit Sharing Thrift Plan that is qualified pursuant to IRC section 401(k). The plan allows eligible employees to defer a portion of their income by making contributions into the plan on a pretax basis. The plan provides a matching contribution based on a percentage of the amount contributed by the employee. The plan also provides that the Board of Directors may make discretionary profit-sharing contributions up to 15% of eligible compensation to the plan. The plan allows participants to direct up to 75% of their account balance and/or contributions to be invested in the common stock of Flag. The trustee of the plan is required to purchase the Flag stock at market value and may not acquire more than 25% of the issued and outstanding shares.   At December 31, 2004 and 2003, 227,230 shares with a market value of $3,438,000 and 233,877 shares with a market value of $3,054,000, respectively, of the Company's common stock were held by the plan.  During the years ended December 31, 2004, 2003 and 2002, the Company contributed approximately $413,000, $475,000 and $430,000, respectively, to this plan under its matching provisions.

Nonqualified Directors’ Retirement Plans
The Bank sponsors postretirement benefit plans to provide retirement benefits to certain of their Board of Directors and executives and to provide death benefits for their designated beneficiaries. Under these plans, the Bank purchased split-dollar universal life insurance contracts on the lives of each participant. At December 31, 2004 and 2003, the cash surrender value of the insurance contracts was approximately $6,470,000 and $4,603,000, respectively, and the accrued liability was $786,000 and $337,000, respectively. During the years ended December 31, 2004, 2003 and 2002, the Company expensed approximately $460,000, $84,000 and $63,000, respectively, for retirement benefits. Expenses incurred for benefits were approximately $5,000 during 2004, $6,000 during 2003 and $6,000 during 2002.

Stock Option Plan and Warrants
Flag sponsors an employee stock incentive plan and a director stock incentive plan. The plans were adopted for the benefit of directors and key officers and employees in order that they may purchase Flag stock at a price equal to the fair market value on the date of grant. A total of 1,314,000 shares were reserved for possible issuance under the employee plan and approximately 267,000 shares were reserved under the director plan. The options generally vest over a four-year period and expire after ten years. The plans expired in 2004 and a new plan was adopted. A total of 543,000 shares were reserved for the benefit of directors and key officers and employees under the new plan.

In connection with the Company’s private placement described in Note 11, warrants for 6,000 shares, 12,000 shares and 1,236,000 shares were issued for the purchases of common stock for $1 per warrant during 2004, 2003 and 2002, respectively. The warrants allow each holder to purchase one additional share of common stock for each share purchased in connection with the applicable private placement and were issued as of the date of issuance of common stock sold in the private placement. The warrants will be exercisable for a period of ten years following issuance at prices ranging from $9.10 to $13.01 per share.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(12)          Employee and Director Benefit Plans, continued
Stock Option Plan and Warrants, continued
A summary of activity in the warrants and stock option plans is presented below:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Price		Price		Price
	Shares	Per Share	Shares	Per Share	Shares	Per Share

Outstanding, beginning of year	2,030,415	$ 9.30	2,152,427	$ 9.21	998,095	$ 9.22
Granted during the year	100,000	12.88	23,100	12.91	1,415,000	9.12
Cancelled during the year	(76,600)	10.74	(28,014)	11.37	(172,162)	10.25
Exercised during the year	(35,750)	7.77	(117,098)	7.78	(88,506)	5.94
Outstanding, end of year	2,018,065	$ 9.45	2,030,415	$ 9.30	2,152,427	$ 9.21

A summary of options and warrants outstanding as of December 31, 2004 is presented below:

		Weighted		Options	Weighted
Options	Range of	Average		and Warrants	Average
and Warrants	Price per	Price	Years	Currently	Price
Outstanding	Share	Per Share	Remaining	Exercisable	Per Share

213,398	$ 4.50 - 7.75	$ 6.82	5	149,096	$ 6.81
1,447,961	7.76 - 10.00	9.10	7	1,429,251	9.11
356,706	10.01 - 14.55	12.46	6	266,331	12.30

2,018,065	$ 4.50-14.55	$ 9.45	7	1,844,678	$ 9.38

The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions: dividend yield of 1.80%, risk free interest rate ranging from 3.29% to 4.70% and an expected life of 7 years. Volatility ranged from .2232 to .2941 in 2004, .2496 to .9803 in 2003 and from .2973 to .9803 in 2002. The weighted average grant-date fair value of options and warrants granted in 2004, 2003 and 2002 was $3.44, $3.60 and $1.82, respectively.

(13)         Regulatory Matters
Flag and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, action by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 that Flag and the Bank meet all capital adequacy requirements to which they are subject.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued
(13)         Regulatory Matters, continued
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

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(000’s)		(000’s)		(000’s)
As of December 31, 2004:
Total Capital (to Risk Weighted Assets)
Flag consolidated	$70,013	11.23%	$49,869	8.00%	N/A	N/A
Flag Bank	$67,035	10.74%	$49,917	8.00%	$62,397	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Flag consolidated	$62,203	9.98%	$24,915	4.00%	N/A	N/A
Flag Bank	$59,225	9.49%	$24,959	4.00%	$37,438	6.00%
Tier 1 Capital (to Average Assets)
Flag consolidated	$62,203	8.12%	$30,642	4.00%	N/A	N/A
Flag Bank	$59,225	7.79%	$30,425	4.00%	$38,031	5.00%

As of December 31, 2003:
Total Capital (to Risk Weighted Assets)
Flag consolidated	$57,871	10.46%	$44,260	8.00%	N/A	N/A
Flag Bank	$53,109	9.59%	$44,304	8.00%	$55,379	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Flag consolidated	$51,186	9.25%	$22,134	4.00%	N/A	N/A
Flag Bank	$46,424	8.38%	$22,159	4.00%	$33,239	6.00%
Tier 1 Capital (to Average Assets)
Flag consolidated	$51,186	7.46%	$27,446	4.00%	N/A	N/A
Flag Bank	$46,424	6.81%	$27,268	4.00%	$34,085	5.00%

Banking regulations limit the amount of dividends the Bank can pay to Flag without prior regulatory approval. These limitations are a function of excess regulatory capital and net earnings in the year the dividend is declared. In 2005, the Bank can pay dividends of approximately $3,684,000 without prior regulatory approval.

(14)        Commitments
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

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(14)	Commitments, continued

Commitments to originate first mortgage loans and to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. The Bank’s loans are primarily collateralized by residential and commercial real properties, automobiles, savings deposits, accounts receivable, inventory and equipment.

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

Flag’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. All standby letters of credit are secured at December 31, 2004 and 2003.

	2004	2003
Financial instruments whose contract amounts
represent credit risk (in thousands):
Commitments to extend credit	$142,036	124,342
Standby letters of credit	$3,650	1,128

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

Derivative instruments that are used as part of Flag’s interest rate risk-management strategy include interest rate contracts. As a matter of policy, Flag does not use highly leveraged derivative instruments for interest rate risk management. During 2001, Flag settled a previously outstanding interest rate contract. The gain realized upon settlement was recognized over the original life of the contract, which expired during 2003.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(14)	Commitments, continued
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

At December 31, 2004, the Company had three derivative instruments designated as cash flow hedges. No fair value hedges were outstanding. The following table summarizes the outstanding derivative instruments.

Type	Transaction Date	Term Date	Notional	Receive Rate	Pay Rate	Current Spread
Receive Fixed, Pay LIBOR Swap	June 2004	Dec 2005	5,000,000	2.68%	1.84%	0.84%
Receive Fixed, Pay LIBOR Swap	June 2004	June 2006	15,000,000	3.00%	1.84%	1.16%
Receive Fixed, Pay LIBOR Swap	June 2004	Dec 2006	5,000,000	3.27%	1.84%	1.43%
Total Received Fixed Swaps			25,000,000	2.99%	1.84%	1.15%

For the years ended December 31, 2004, 2003 and 2002, there were no material amounts recognized which represented the ineffective portion of cash flow hedges. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

For the years ended December 31, 2004, 2003 and 2002, the Company had rent expense in the amount of $926,000, $544,000 and $479,000, respectively. At December 31, 2004, minimum operating lease commitments are summarized as follows (in thousands):

Year ending December 31,

2005	$866
2006	1,006
2007	926
2008	737
2009	601
Thereafter	1,719
$5,855

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(15)         Related Party Transactions
Flag conducts transactions with its directors and executive officers, including companies in which they have beneficial interest, in the normal course of business. It is the policy of Flag that loan transactions with directors and executive officers are made on substantially the same terms as those prevailing at the time for comparable loans to other persons. The following is a summary of activity for related party loans for 2004 (in thousands).

Balance at December 31, 2003	$3,290
New loans	2,918
Repayments	(903)
Changes in directors and executive officers, net	(298)

Balance at December 31, 2004	$5,007

At December 31, 2004, deposits from directors, executive officers and their related interests aggregated approximately $6,154,000. These deposits were taken in the normal course of business at market interest rates.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(16)         Flag Financial Corporation (Parent Company Only) Financial Information

Balance Sheets

December 31, 2004 and 2003

Assets

	2004	2003
	(In Thousands)

Cash	$2,679	771
Investment securities	7,523	8,614
Investment in subsidiary	77,483	60,444
Other assets	3,650	2,700
	$91,335	72,529
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$686	598
Other borrowings	7,014	6,671
Junior subordinated debentures	14,433	-
Stockholders’ equity	69,202	65,260
	$91,335	72,529

Statements of Operations

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(In Thousands)
Income:
Dividend income from subsidiary	-	-	5,021
Interest income	$735	572	5
Other	-	-	2
Total income	735	572	5,028
Operating expenses:
Interest expense	688	181	42
(Gain) loss on sale of investments	-	(125)	380
Other	296	209	851
Total operating expenses	984	265	1,273
(Loss) earnings before income tax benefit (expense) and dividends received in excess of earnings of subsidiary and equity in
undistributed earnings of subsidiary	(249)	307	3,755

Income tax benefit (expense)	95	(113)	209

(Loss) earnings before dividends received in excess of earnings of subsidiary and equity in undistributed earnings of
subsidiary	(154)	194	3,964

Dividends received in excess of earnings of subsidiary	-	- --	(5,958)
Equity in undistributed earnings of subsidiary	7,522	5,911	-
Net earnings (loss)	$7,368	6,105	(1,994)

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(16)         Flag Financial Corporation (Parent Company Only) Financial Information, continued

Statements of Cash Flows

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(In Thousands)
Cash flows from operating activities:
Net earnings (loss)	$7,368	6,105	(1,994)
Adjustments to reconcile net earnings (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	-	-	3
(Gain) loss on investments	-	(125)	380
Write down of premises and equipment	-	-	29
Dividends received in excess of earnings of subsidiary	-	-	5,958
Equity in undistributed earnings of subsidiary	(7,522)	(5,911)	-
Change in other assets and liabilities	(882)	(754)	(1,162)

Net cash (used) provided by operating activities	(1,036)	(685)	3,214

Cash flows from investing activities:
Purchase of investment securities	1,143	(8,100)	(50)
Proceeds from sale and maturity of investment securities	-	803	117
Investment in Statutory Trust	(419)	-	-
Investment in subsidiary	(6,971)	-	(4,500)

Net cash used in investing activities	(6,247)	(7,297)	(4,433)

Cash flows from financing activities:
Proceeds from issuance of common stock	78	138	11,707
Proceeds from issuance of warrants	6	12	1,236
Change in other borrowings	343	6,671	(5,000)
Proceeds from issuance of junior subordinated debentures	14,433	-	-
Proceeds from exercise of stock options	278	1,080	526
Purchase of treasury stock	(3,927)	-	(3,132)
Cash dividends paid	(2,020)	(2,028)	(1,944)

Net cash provided by financing activities	9,191	5,873	3,393

Net change in cash	1,908	(2,109)	2,174

Cash at beginning of year	771	2,880	706

Cash at end of year	$2,679	771	2,880

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(17)        Quarterly Operating Results (Unaudited)
The following is a summary of the unaudited condensed consolidated quarterly operating results of Flag for the years ended December 31, 2004 and 2003 (in thousands, except per share amounts):

	2004
	Quarter Ended
	Dec. 31	Sept. 30	June 30	March 31

Interest income	$12,063	10,813	10,071	9,674
Interest expense	3,639	3,165	2,712	2,541
Net interest income	8,424	7,648	7,359	7,133
Provision for loan losses	375	375	375	720
Net interest income after provision	8,049	7,273	6,984	6,413
Non-interest income	1,931	2,254	2,591	4,692
Non-interest expense	7,490	7,297	6,734	7,988
Earnings before income taxes	2,490	2,230	2,841	3,117
Provision for income taxes	798	571	920	1,021
Net earnings	$1,692	1,659	1,921	2,096

Basic earnings per share	$0.20	0.20	0.23	0.25
Diluted earnings per share	$0.19	0.19	.0.21	0.23
Weighted average shares outstanding	8,993	8,856	8,991	9,095

	2003
	Quarter Ended
	Dec. 31	Sept. 30	June 30	March 31

Interest income	$9,461	9,267	8,725	9,081
Interest expense	2,608	2,490	2,606	2,843
Net interest income	6,853	6,777	6,119	6,238
Provision for loan losses	375	375	315	256
Net interest income after provision	6,478	6,402	5,804	5,982
Non-interest income	2,042	2,332	3,538	2,453
Non-interest expense	6,327	6,503	7,083	6,289
Earnings before income taxes	2,193	2,231	2,259	2,146
Provision for income taxes	664	685	736	639
Net earnings	$1,529	1,546	1,523	1,507

Basic earnings per share	$0.18	0.18	0.18	0.18

Diluted earnings per share	$0.17	0.17	0.17	0.17

Weighted average shares outstanding	9,121	9,164	9,130	8,875

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

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

Deposits
The fair value of demand deposits, savings accounts, NOW accounts, certain money market deposits,  advances from borrowers and advances payable to secondary market is the amount payable on demand  at the reporting date. The fair value of fixed maturity certificates of deposits is estimated by discounting  the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Federal Funds Purchased, Repurchase Agreements and Other Borrowings
For federal funds purchased, repurchase agreements and other borrowings, the carrying amount is a  reasonable estimate of fair value.

Advances from the Federal Home Loan Bank
The carrying amount of FHLB variable rate borrowings approximates fair value. The fair value of the  FHLB fixed rate borrowings is estimated using discounted cash flows, based on the current  incremental borrowing rates for similar types of borrowing arrangements.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(18)         Fair Value of Financial Instruments, continued
Commitments to Originate First Mortgage Loans, Commitments to Extend Credit and Standby Letters  of Credit
Because commitments to originate first mortgage loans, commitments to extend credit and standby letters  of credit are generally short-term and at variable rates, the contract value and estimated fair value  associated with these instruments are immaterial.

Junior Subordinated Debentures
Junior   debentures bear interest on a floating basis, and as such, the carrying amount approximates fair value.

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

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(18)         Fair Value of Financial Instruments, continued
The carrying amount and estimated fair values of Flag’s financial instruments at December 31, 2004 and 2003 are as follows (in thousands):

	2004		2003
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and cash equivalents	$40,316	40,316	36,737	36,737
Interest-bearing deposits	5,473	5,473	2,675	2,675
Investment securities available-for-sale	111,390	111,390	122,565	122,565
Other investments	13,161	13,161	14,944	14,944
Mortgage loans held-for-sale	10,688	10,688	4,234	4,234
Loans, net	596,101	596,097	477,095	478,084
Cash surrender value of life insurance	6,470	6,470	4,603	4,603
Interest rate contracts	-	(93)	-	-

Liabilities:
Deposits	$706,847	707,820	570,570	571,056
Federal funds purchased and repurchase agreements	2,295	2,295	4,097	4,097
Advances from Federal Home Loan Bank	25,000	25,000	58,000	58,544
Other borrowings	4,300	4,300	1,100	1,100
Junior subordinated debentures	14,433	14,433	-	-

(19) Miscellaneous Operating Expenses
Components of other operating expenses which are greater than 1% of interest income and other operating income for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003	2002
Marketing	$552	235	160

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Flag’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Flag’s internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Flag’s financial statements for external purposes in accordance with generally accepted accounting principles.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

      Flag’s management assessed the effectiveness of Flag’s internal control over financial reporting as of December 31, 2004 based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that Flag maintained effective internal control over financial reporting as of December 31, 2004.

  Porter Keadle Moore, LLP, the independent registered public accounting firm that audited the consolidated financial statements of Flag included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of Flag’s internal control over financial reporting as of December 31, 2004. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of Flag’s internal control over financial reporting as of December 31, 2004, is included in Item 8 of this Report under the heading “Report of Independent Registered Public Accounting Firm”.
ITEM 9B. OTHER INFORMATION

    None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the directors and executive officers of the Company is set forth under the captions “Proposal 1 - Election of Directors-Nominees, - Information Regarding Nominees and Continuing Directors and - Executive Officers” in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by directors and executive officers of the Company and the Bank is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement referred to above. Such information is incorporated herein by reference. To the Company’s knowledge, no person was the beneficial owner of more than 10% of the Company’s common stock during 2004.

The Company has adopted a Code of Conduct that applies to all of its directors, officers and employees, including its principal executive, financial and accounting officers. The Code is posted on the Company’s website at www.flagbank.com. Any waivers from, or amendments to, the code will be posted on the website at that address.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to executive compensation is set forth under the captions “Proposal 1- Election of Directors- Director Compensation” and “Executive Compensation” in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding ownership of the Company’s common stock by management and beneficial owners of 5% of the Company’s common stock is set forth under the captions “Proposal 1 - Election of Directors - Management Stock Ownership” in the Proxy Statement referred to in Item 10 above and is incorporated herein by reference.

Equity Compensation Plan Table
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,018,065	$ 9.45	531,500

Equity compensation plans not approved by security holders	-	-	-

Total	2,018,065	$ 9.45	531,500

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding related party transactions is set forth under the caption “Related Party Transactions” in the Proxy Statement referred to in Item 10 above and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to the fees billed by the Company’s independent accountants is set forth under the caption “Ratification of Independent Accountants” in the Proxy Statement referred to in Item 10 above and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.3
Amendment to Bylaws as adopted by resolution of Board of Directors on October 19, 1998 (incorporated by reference from Exhibit 3.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

3.4
Amendment to Bylaws as adopted by resolution of the Board of Directors on December 20, 2000 (incorporated by reference from Exhibit 3.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

3.5
Amendment to Bylaws as adopted by resolution of the Board of Directors on February 19, 2001 (incorporated by reference from Exhibit 3.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

3.6
Amendment to Bylaws as adopted by resolution of the Board of Directors on January 20, 2004 (incorporated by reference from Exhibit 3.6 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

4.1	Instruments Defining the Rights of Security Holders (See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibits 3.2, 3.3, 3.4 and 3.5 hereto)

4.2	Form of Warrant Agreement and Form of Warrant issued in connection with the issuance of common stock.

10.1*
Amended and Restated Employment Agreement between J. Daniel Speight, Jr. and the Company dated as of February 21, 2002 (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.2*
Employment Agreement between Stephen W. Doughty and the Company dated January 13, 2003 (incorporated by reference from Exhibit 10.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.3*
Employment Agreement between J. Thomas Wiley, Jr. and the Company dated January 13, 2003 (incorporated by reference from Exhibit 10.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.5*
Director Indexed Retirement Program for Citizens Bank dated January 13, 1995 (incorporated by reference from Exhibit 10.8 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.6*
Form of Executive Agreement (pursuant to Director Indexed Retirement Program for Citizens Bank) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.9 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.7*
Form of Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement (pursuant to Director Indexed Retirement Program for Citizens Bank) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.10 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.8*
Director Indexed Fee Continuation Program for First Federal Savings Bank of LaGrange effective February 3, 1995 (incorporated by reference from Exhibit 10.12 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.9*
Form of Director Agreement (pursuant to Director Indexed Fee Continuation Program for First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.13 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.10*
Form of Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement (pursuant to Director Indexed Fee Continuation Program of First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.14 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.11*
Form of Indexed Executive Salary Continuation Plan Agreement by and between First Federal Savings Bank of LaGrange and individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.12*
Form of Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement (pursuant to Executive Salary Continuation Plan for First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.16 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.13*
Form of Deferred Compensation Plan by and between The Citizens Bank and individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.16 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.14*
Flag Financial Corporation 1994 Employees Stock Incentive Plan (as amended and restated through March 30, 1998) (incorporated by reference from Exhibit 10.17 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.15*
Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended through September 18, 1997) (incorporated by reference from Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.16*
First Amendment to the Flag Financial Corporation 1994 Employees Stock Incentive Plan (as amended and restated as of March 30, 1998), dated as of March 15, 1999 (incorporated by reference from Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.17*
Second Amendment to the Flag Financial Corporation 1994 Employees Stock Incentive Plan (as amended and restated as of March 30, 1998), dated as of January 16, 2001 (incorporated by reference from Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.18*
First Amendment to the Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended and restated as of September 18, 1997), dated as of December 21, 1998 (incorporated by reference from Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.19*
Second Amendment to the Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended and restated as of September 18, 1997), dated as of October 25, 1999 (incorporated by reference from Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.20*
Third Amendment to the Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended and restated as of September 18, 1997), dated January 16, 2001 (incorporated by reference from Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.21*
Third Amendment to Flag Financial Corporation 1994 Employees Stock Incentive Plan (as amended and restated as of March 30, 1998), dated as of February 19, 2002 (incorporated by reference from Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.22*
Fourth Amendment to Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended and restated as of September 18, 1997), dated as of February 19, 2002 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.23*
Flag Financial Corporation 2004 Equity Incentive Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement filed on March 11, 2004 on Schedule 14A for the 2004 Annual Meeting of Shareholders)

10.24
Purchase and Assumption Agreement among Flag Financial Corporation, Bankers’ Capital Group, LLC, and Gulfstream Financial Services, Inc., dated as of November 12, 2002 (incorporated by reference by Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

10.25*	Form of Employee Stock Option Agreement pursuant to the Flag Financial Corporation 1994 Stock Incentive Plan

10.26*	Form of Director Stock Option Agreement pursuant to the Flag Financial Corporation 1994 Directors Stock Incentive Plan

10.27*	Form of Employee/Director Stock Option Agreement pursuant to the Flag Financial Corporation 2004 Equity Incentive Plan

10.28*	Executive Salary Continuation Agreement between Flag Financial Corporation, Flag Bank and J. Daniel Speight

10.29*	Information regarding executive compensation

21	Subsidiaries (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

23	Consent of Porter Keadle Moore, LLP

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

____________________

* The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-K.

(b)     The Exhibits not incorporated herein by reference are submitted as a separate part of this report.

(c)	Financial Statement Schedules: The financial statement schedules are either included in the financial statements or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FLAG FINANCIAL CORPORATION

FLAG FINANCIAL CORPORATION
(Registrant)

Date: March 16, 2005	By:	/s/ Joseph W. Evans
Joseph W. Evans
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 16, 2005:

Signature	Title

/s/ William H. Anderson, II	Director
William H. Anderson, II

/s/ H. Speer Burdette, III	Director
H. Speer Burdette, III

/s/ Stephen W. Doughty	Vice Chairman, Chief Risk
Stephen W. Doughty	Management Officer and Director

/s/ Quill O. Healey	Director
Quill O. Healey

/s/ Joseph W. Evans	Chairman, President and Chief Executive Officer
Joseph W. Evans	(principal executive officer)

/s/ James W. Johnson	Director
James W. Johnson

/s/ J. Daniel Speight	Vice Chairman, Chief Financial Officer, Secretary
J. Daniel Speight	and Director (principal financial officer and principal
accounting officer)

/s/ J. Thomas Wiley, Jr.	Vice Chairman, Chief Banking Officer
J. Thomas Wiley, Jr.	and Director

/s/ John D. Houser	Director
John D. Houser

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

3.3
Amendment to Bylaws as adopted by resolution of Board of Directors on October 19, 1998 (incorporated by reference from Exhibit 3.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

3.4
Amendment to Bylaws as adopted by resolution of the Board of Directors on December 20, 2000 (incorporated by reference from Exhibit 3.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

3.5
Amendment to Bylaws as adopted by resolution of the Board of Directors on February 19, 2001 (incorporated by reference from Exhibit 3.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

3.6
Amendment to Bylaws as adopted by resolution of the Board of Directors on January 20, 2004 (incorporated by reference from Exhibit 3.6 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

4.1	Instruments Defining the Rights of Security Holders (See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibits 3.2, 3.3, 3.4 and 3.5 hereto)

4.4	Form of Warrant Agreement and Form of Warrant issued in connection with the issuance of common stock sold in a private placement dated

10.1*
Amended and Restated Employment Agreement between J. Daniel Speight, Jr. and the Company dated as of February 21, 2002 (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.2*
Employment Agreement between Stephen W. Doughty and the Company dated January 13, 2003 (incorporated by reference from Exhibit 10.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.3*
Employment Agreement between J. Thomas Wiley, Jr. and the Company dated January 13, 2003 (incorporated by reference from Exhibit 10.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.5*
Director Indexed Retirement Program for Citizens Bank dated January 13, 1995 (incorporated by reference from Exhibit 10.8 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.6*
Form of Executive Agreement (pursuant to Director Indexed Retirement Program for Citizens Bank) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.9 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.7*
Form of Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement (pursuant to Director Indexed Retirement Program for Citizens Bank) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.10 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.8*
Director Indexed Fee Continuation Program for First Federal Savings Bank of LaGrange effective February 3, 1995 (incorporated by reference from Exhibit 10.12 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.9*
Form of Director Agreement (pursuant to Director Indexed Fee Continuation Program for First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.13 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.10*
Form of Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement (pursuant to Director Indexed Fee Continuation Program of First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.14 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.11*
Form of Indexed Executive Salary Continuation Plan Agreement by and between First Federal Savings Bank of LaGrange and individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.12*
Form of Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement (pursuant to Executive Salary Continuation Plan for First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.16 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.13*
Form of Deferred Compensation Plan by and between The Citizens Bank and individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.16 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.14*
Flag Financial Corporation 1994 Employees Stock Incentive Plan (as amended and restated through March 30, 1998) (incorporated by reference from Exhibit 10.17 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.15*
Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended through September 18, 1997) (incorporated by reference from Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.16*
First Amendment to the Flag Financial Corporation 1994 Employees Stock Incentive Plan (as amended and restated as of March 30, 1998), dated as of March 15, 1999 (incorporated by reference from Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.17*
Second Amendment to the Flag Financial Corporation 1994 Employees Stock Incentive Plan (as amended and restated as of March 30, 1998), dated as of January 16, 2001 (incorporated by reference from Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.18*
First Amendment to the Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended and restated as of September 18, 1997), dated as of December 21, 1998 (incorporated by reference from Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.19*
Second Amendment to the Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended and restated as of September 18, 1997), dated as of October 25, 1999 (incorporated by reference from Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.20*
Third Amendment to the Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended and restated as of September 18, 1997), dated January 16, 2001 (incorporated by reference from Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.21*
Third Amendment to Flag Financial Corporation 1994 Employees Stock Incentive Plan (as amended and restated as of March 30, 1998), dated as of February 19, 2002 (incorporated by reference from Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.22*
Fourth Amendment to Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended and restated as of September 18, 1997), dated as of February 19, 2002 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.23*
Flag Financial Corporation 2004 Equity Incentive Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement filed on March 11, 2004 on Schedule 14A for the 2004 Annual Meeting of Shareholders)

10.24	Purchase and Assumption Agreement among Flag Financial Corporation, Bankers’ Capital Group, LLC, and Gulfstream Financial Services, Inc., dated as of November 12, 2002.

10.25*	Form of Employee Stock Option Agreement pursuant to the Flag Financial Corporation 1994 Employees Stock Incentive Plan

10.26*	Form of Director Stock Option Agreement pursuant to the Flag Financial Corporation 1994 Directors Stock Incentive Plan

10.27*	Form of Employee/Director Option Agreement pursuant to the Flag Financial Corporation 2004 Equity Incentive Plan

10.28*	Executive Salary Continuation Agreement between Flag Financial Corporation, Flag Bank and J. Daniel Speight

10.29*	Information regarding executive compensation

21	Subsidiaries (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

23	Consent of Porter Keadle Moore, LLP

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002
____________________

* The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-K.