Form 10-Q
period 2005-03-31
FLAG FINANCIAL CORP
filed 2005-05-10
CIK 897509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2005

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

(404) 760-7700
(Registrant’s Telephone Number)

_______________

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Common stock, par value $1 per share: 8,531,086 shares outstanding as of May 6, 2005

Part I.   Financial Information

Item 1.   Financial Statements

FLAG FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,	March 31,
	2005	2004	2004
	(Unaudited)	(Audited)	(Unaudited)

Assets

Cash and due from banks	$17,748	$13,345	$14,519
Federal funds sold	27,990	13,574	-
Other interest-bearing deposits in banks	13,564	13,397	12,329
Total cash and cash equivalents	59,302	40,316	26,848
Other interest-bearing deposits in banks	5,386	5,473	2,576
Investment securities available-for-sale	98,027	111,390	120,815
Other investments	13,403	13,161	14,694
Mortgage loans held-for-sale	7,271	10,688	4,998
Loans, net	606,253	596,101	470,986
Premises and equipment, net	13,657	14,458	14,477
Other assets	37,116	36,750	29,429
Total assets	$840,415	$828,337	$684,823

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing deposits	$53,122	$48,812	$42,499
Interest-bearing demand deposits	331,261	347,940	280,079
Savings	22,132	20,940	22,371
Time	306,845	289,155	203,518
Total deposits	713,360	706,847	548,467
Advances from Federal Home Loan Bank	25,000	25,000	53,000
Federal funds purchased and repurchase agreements	2,166	2,295	9,362
Other borrowings	4,500	4,300	1,600
Junior subordinated debentures	14,433	14,433	-
Other liabilities	10,659	6,260	5,771
Total liabilities	770,118	759,135	618,200

Preferred stock (10,000,000 shares authorized, none
issued and outstanding)	-	-	-
Common stock ($1 par value, 20,000,000 shares authorized,
10,079,647, 10,053,572 and 9,775,099 shares issued at
March 31, 2005, December 31, 2004 and
March 31, 2004, respectively)	10,080	10,054	9,775
Additional paid-in capital	28,152	27,954	24,557
Retained earnings	45,958	44,642	40,878
Accumulated other comprehensive (loss) income	(389)	56	990
Less: Treasury stock at cost; 1,551,186 shares at March 31, 2005 and December 31, 2004 and 1,246,961 shares at March 31, 2004	(13,504)	(13,504)	(9,577)
Total stockholders' equity	70,297	69,202	66,623
Total liabilities and stockholders’ equity	$840,415	$828,337	$684,823

See accompanying notes to consolidated financial statements

FLAG FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
Interest income:
Interest and fees on loans	$11,411	$8,119
Interest on investment securities	1,075	1,455
Interest on federal funds sold and other interest-bearing deposits	301	100
Total interest income	12,787	9,674
Interest expense:
Interest on deposits:
Demand	1,662	1,050
Savings	31	34
Time	2,131	1,238
Interest on other borrowings	384	219
Total interest expense	4,208	2,541
Net interest income before provision for loan losses	8,579	7,133
Provision for loan losses	375	720
Net interest income after provision for loan losses	8,204	6,413
Noninterest income:
Service charges on deposit accounts	749	892
Mortgage banking activities	580	530
Insurance commissions and brokerage fees	74	113
Gain on sale of branch	-	3,000
Gain on sales of investment securities available-for-sale	123	7
Gain (loss) on sales of other real estate owned	91	(3)
Other	985	153
Total noninterest income	2,602	4,692
Noninterest expense:
Salaries and employee benefits	4,993	4,790
Occupancy	956	910
Professional fees	549	300
Postage, printing and supplies	246	235
Communications	513	584
Other	860	1,169
Total noninterest expense	8,117	7,988

Earnings before provision for income taxes	2,689	3,117
Provision for income taxes	862	1,021
Net earnings	$1,827	$2,096

Basic earnings per share	$0.21	$0.25

Diluted earnings per share	$0.20	$0.23

See accompanying notes to consolidated financial statements

FLAG FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)

Net earnings	$1,827	$2,096
Other comprehensive loss, net of tax:
Unrealized losses on investment
securities available-for-sale:
Unrealized losses arising during the period,
net of tax of $225 and $133, respectively	(369)	(217)
Less: Reclassification adjustment for gains included in
net earnings, net of tax of $47 and $2, respectively	(76)	(5)

Other comprehensive loss	(445)	(222)

Comprehensive income	$1,382	$1,874

See accompanying notes to consolidated financial statements

FLAG FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASHFLOW
(in thousands)

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)

Cash flows from operating activities:
Net earnings	$1,827	$2,096
Adjustment to reconcile net earnings to net
cash provided by operating activities:
Depreciation, amortization and accretion	594	864
Provision for loan losses	375	720
Gain on sale of branch office	-	(3,000)
Gain on sales of investment securities available-for-sale	(123)	(7)
Gain on sales of loans	(362)	(336)
(Gain) loss on disposals of premises and equipment	(25)	25
(Gain) loss on sales of other real estate owned	(91)	3
Change in:
Mortgage loans held-for-sale	3,779	(427)
Other assets and liabilities	4,166	521
Net cash provided by operating activities	10,140	459

Cash flows from investing activities (net of effect of branch sale):
Cash paid in branch sale	-	(14,141)
Net change in other interest-bearing deposits	87	99
Proceeds from sales, calls and maturities of investment
securities available-for-sale	63,195	18,346
Purchases of investment securities available-for-sale	(50,586)	(17,306)
Purchases of other investments	(242)	-
Proceeds from sale of other investments	-	250
Net change in loans	(10,527)	(11,301)
Proceeds from sales of other real estate owned	265	11
Proceeds from sales of premises and equipment	881	1
Purchases of premises and equipment	(466)	(175)
Purchases of cash surrender value life insurance	(50)	(37)
Net cash provided by (used in) investing activities	2,557	(24,253)

Cash flows from financing activities:
Net change in deposits	6,513	13,652
Change in federal funds purchased and repurchase agreements	(129)	5,264
Change in other borrowings	200	500
Payments of FHLB advances	-	(5,000)
Proceeds from exercise of stock options	223	-
Cash dividends paid	(518)	(512)
Net cash provided by financing activities	6,289	13,904

Net change in cash and cash equivalents	18,986	(9,890)
Cash and cash equivalents at beginning of period	40,316	36,738

Cash and cash equivalents at end of period	$59,302	$26,848

See accompanying notes to consolidated financial statements

Flag Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements

      The accompanying consolidated financial statements have not been audited. The results of operations are not necessarily indicative of the results of operations for the full year or any other interim periods.

Note 1.    Basis of Presentation

        The consolidated financial statements include the accounts of Flag Financial Corporation (“Flag” or the “Company”) and its wholly owned subsidiary, Flag Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial information furnished herein represents all adjustments that are, in the opinion of management, necessary to present a fair statement of the results of operations, and financial position for the periods covered herein and are normal and recurring in nature. For further information, refer to the consolidated financial statements and related notes included in Flag’s annual report on Form 10-K for the year ended December 31, 2004.

Note 2.    Recent Accounting Pronouncements

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, Flag currently accounts for share-based payments to employees using APB opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation expense for employee stock options. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No.123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income earnings per share in Note 4 to our consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were insignificant. SFAS No. 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission (the “SEC”) announced a new rule that amends the compliance dates for SFAS No. 123(R). The SEC’s new rule allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Flag will adopt the standard in the first quarter of 2006.

Note 3.    Net Earnings Per Common Share

Net earnings per common share are based on the weighted average number of common shares outstanding during each period. The calculation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004

Basic earnings per share:

Net earnings	$1,827	$2,096

Weighted average common shares outstanding	8,515	8,528

Basic earnings per share	$0.21	$0.25

Diluted earnings per share:

Net earnings	$1,827	$2,096

Effect of dilutive stock options and warrants	753	566

Diluted earnings per share	$0.20	$0.23

Flag Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements

Note 4.    Stock-based Compensation

Flag currently accounts for stock-based compensation to employees and non-employee members of the Board under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net earnings and earnings per share if Flag had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
Net earnings as reported	$1,827	$2,096
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(44)	(28)
Pro forma net earnings	$1,783	$2,068

Basic earnings per share:
As reported	$0.21	$0.25
Pro forma	0.21	0.24

Diluted earnings per share:
As reported	$0.20	$0.23
Pro forma	0.19	0.23

During the first three months of 2005, Flag issued 70,000 options with a weighted average grant date fair value of $3.92 each. The fair value of each option was estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions: dividend yield of 1.80%, volatility of 0.2225, risk free interest rate of 4.24% and an expected life of 7 years.

Note 5.     Loans

Flag engages in a full complement of lending activities, including permanent residential mortgage loans, permanent residential construction loans, commercial mortgage loans, commercial business loans, financial loans and consumer installment loans. Flag generally concentrates lending efforts on real estate related loans. As of March 31, 2005, Flag’s loan portfolio consisted of 58.7% real estate mortgage loans, including 1-4 family residential loans, multi-family loans and commercial real estate loans, 29.1% real estate construction loans, 9.6% commercial and financial loans, and 2.6% consumer installment loans. While risk of loss is primarily tied to the credit quality of the various borrowers, risk of loss may also increase due to factors beyond Flag’s control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the real estate portfolio. Of the target areas of lending activities, commercial and financial loans are generally considered to have a greater risk of loss than real estate loans or consumer installment loans.

Flag Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements

Note 5.     Loans (continued)

Loans are reported at outstanding unpaid balances and unamortized premiums or discounts on purchased loans. Balances within the major loans receivable categories are represented in the following table (in thousands):

	March 31,	% of	December 31,	% of	March 31,	% of
	2005	Total Loans	2004	Total Loans	2004	Total Loans

Commercial/financial/agricultural	$ 59,183	9.6%	$ 57,231	9.5%	$ 50,900	10.7%
Real estate - construction	178,892	29.1%	176,111	29.1%	121,051	25.3%
Real estate - mortgage	360,939	58.7%	355,575	58.8%	291,211	60.9%
Installment loans to individuals	16,083	2.6%	15,644	2.6%	14,582	3.1%
Lease financings	18	-	142	-	294	-
Total loans	615,115	100.0%	604,703	100.0%	478,038	100.0%
Less: Allowance for loan losses	8,862		8,602		7,052
Total net loans	$606,253		$596,101		$470,986

Note 6.     Stock Repurchase Program

In March 2004, Flag’s Board of Directors authorized a stock repurchase program covering an amount equal to 10% of the outstanding shares of Flag’s common stock. As of March 31, 2005, the Company has repurchased approximately 304,000 shares of the approximately 853,000 shares authorized to be purchased, at an average price of $12.91. See Item 2. “Changes in Securities” for additional information about Flag’s share repurchases.

Flag Financial Corporation and Subsidiary
Item 2.   Management's Discussion and Analysis of Financial Condition

       The Company’s net income for the quarter ended March 31, 2005, was $1.8 million, or $0.20 per diluted share, compared with net income of $2.1 million, or $0.23 per diluted share, for the same quarter last year. Net interest income grew 20.3% to $8.6 million during the first quarter of 2005 compared to $7.1 million in the first quarter of 2004. This improvement in net interest income over the first quarter of 2004 resulted from a 24.3% growth in average loans outstanding as well as an increase in Flag’s yield on loans of 95 basis points to 7.67% from 6.72%. Growth in loans outstanding comes as Flag continues to develop a stronger presence in metro Atlanta and through its Atlanta based lending lines of business.

Nonperforming assets were 0.80% percent of total assets at March 31, 2005, compared to 0.99% at March 31, 2004. Net charge-offs were 0.08% of average loans outstanding for the quarter ended March 31, 2005, compared to 0.29% for the quarter ended March 31, 2004. The allowance for loan losses at March 31, 2005 was 1.44% of total loans outstanding, compared to 1.42% at December 31, 2004 and 1.48% at March 31, 2004.

During the first quarter of 2004, Flag sold its Thomaston, Georgia, branch to another Georgia based bank. Flag recorded an after-tax gain of approximately $1.47 million, which included $635,000 in expenses related directly to the sale of the branch. Included in the sale was approximately $1.7 million of premises and equipment, $16.7 million in loans and $35.8 million in deposits.

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

Flag Financial Corporation and Subsidiary
Management's Discussion and Analysis of Financial Condition

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

Flag Financial Corporation and Subsidiary
Management's Discussion and Analysis of Financial Condition

Summary Financial Data

The following table presents summary financial data for the previous five quarters (in thousands, except per share data):

	2005		2004
(unaudited)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
INCOME SUMMARY
Interest income	$12,787	$12,063	$10,813	$10,071	$9,674
Interest expense	4,208	3,639	3,165	2,712	2,541
Net interest income	8,579	8,424	7,648	7,359	7,133
Provision for loan losses	375	375	375	375	720
Noninterest income	2,602	1,931	2,254	2,591	4,692
Noninterest expense	8,117	7,490	7,297	6,734	7,988
Earnings before taxes	2,689	2,490	2,230	2,841	3,117
Income taxes	862	798	571	920	1,021
Net earnings	$1,827	$1,692	$1,659	$1,921	$2,096

PERFORMANCE RATIOS
Earnings per common share:
Basic	$0.21	$0.20	$0.20	$0.23	$0.25
Diluted	0.20	0.19	0.19	0.21	0.23
Cash dividends declared	0.06	0.06	0.06	0.06	0.06
Return on average equity	10.49%	10.25%	10.21%	11.59%	12.68%
Return on average assets	0.88%	0.86%	0.87%	1.07%	1.19%
Net interest margin	4.50%	4.57%	4.28%	4.46%	4.40%
Yield on earning assets	6.71%	6.54%	6.05%	6.11%	5.96%
Cost of funds	2.26%	2.02%	1.98%	1.73%	1.59%
Efficiency ratio	71.83%	72.66%	74.00%	67.39%	67.33%
Net overhead ratio	2.66%	2.83%	2.64%	2.32%	1.87%
Dividend payout ratio	27.97%	30.14%	29.90%	26.63%	24.42%

ASSET QUALITY
Allowance for loan losses	$8,862	$8,602	$8,328	$7,489	$7,052
Nonperforming assets	6,740	5,310	5,907	5,853	6,786
Allowance for loan losses to loans	1.44%	1.42%	1.41%	1.41%	1.48%
Nonperforming assets to total assets	0.80%	0.64%	0.74%	0.78%	0.99%
Net charge-offs to average loans	0.08%	0.07%	(0.04)%	(0.05)%	0.29%

AVERAGE BALANCES
Loans	$603,412	$590,355	$566,691	$503,045	$485,528
Earning assets	772,409	733,709	710,765	663,258	652,312
Total assets	830,013	786,976	762,679	715,212	706,763
Deposits	707,934	670,725	629,221	572,871	577,212
Stockholders’ equity	69,657	66,016	65,003	66,311	66,093
Common shares outstanding:
Basic	8,515	8,337	8,263	8,457	8,528
Diluted	9,268	8,993	8,856	8,991	9,094

AT PERIOD END
Loans	$615,115	$604,703	$590,374	$530,338	$478,038
Earning assets	780,756	772,387	741,162	693,613	633,450
Total assets	840,415	828,337	793,038	749,371	684,823
Deposits	713,360	706,847	663,317	610,636	548,467
Stockholders’ equity	70,297	69,202	65,038	64,392	66,623
Common shares outstanding	8,528	8,503	8,260	8,333	8,528

Flag Financial Corporation and Subsidiary
Management’s Discussion and Analysis of Financial Condition

Overview of Financial Condition

Total assets were $840.4 million at March 31, 2005, an increase of $12.1 million or 1.5%, from $828.3 million at December 31, 2004. Earning assets (consisting of loans, investment securities and short-term investments) totaled $780.8 million or 92.9% of total assets at March 31, 2005, compared to $772.4 million or 93.2% of total assets at December 31, 2004. During the same period, stockholders’ equity increased $1.1 million or 1.6% to $70.3 million at March 31, 2005.

Loans

Gross loans outstanding at March 31, 2005, totaled $615.1 million, an increase of $10.4 million or 1.7%, from $604.7 million at December 31, 2004. Mortgage loans held-for-sale decreased to $7.3 million at March 31, 2005 from $10.7 million at December 31, 2004. Loans outstanding, including mortgage loans held-for-sale, comprised 79.7% of earning assets at March 31, 2005 and December 31, 2004. Flag concentrates its lending activities in several areas that management believes provides adequate diversification with acceptable yield and risk levels. These areas include, but are not limited to construction, commercial real estate, agricultural and correspondent lending (lending services to other community banks). For more information see Note 5 to the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations - Provision and Allowance for Loan Losses.

Investment Securities

Investment securities at March 31, 2005, totaled $111.4 million, a decrease of $13.1 million or 10.5%, from $124.5 million at December 31, 2004. Investment securities comprised 14.3% and 16.1% of earning assets at March 31, 2005 and December 31, 2004, respectively.

Federal Funds Sold and Other Interest-Bearing Deposits

Short-term investments (federal funds sold and other interest-bearing deposits) totaled $41.6 million at March 31, 2005, an increase of $14.6 million or 54.1%, from the December 31, 2004 level of $27.0 million. Historically, Flag has maintained lower levels of short-term investments, choosing instead to invest more heavily in loans and investment securities. Short-term investments amounted to 5.3% of earning assets at March 31, 2005 and 3.5% of earning assets at December 31, 2004.

Premises and Equipment

Premises and equipment at March 31, 2005, totaled $13.7 million, a decrease of $801,000 or 5.5%, from $14.5 million at December 31, 2004. During the first quarter of 2005, Flag sold one of its banking centers with a net book value of $828,000 and recognized a pre-tax gain of $36,000. Flag maintains a branch location in the center under a lease agreement with the buyer.

Deposits and Other Funding

Total deposits at March 31, 2005, were $713.3 million, an increase of $6.5 million or 0.9%, from $706.8 million at December 31, 2004. Core deposits offer the Bank a lower cost source of funds. Core deposits (noninterest-bearing demand deposits, interest-bearing demand deposits, and savings) were $406.5 million at March 31, 2005, compared to $417.7 million at December 31, 2004. Core deposits comprise 57.0% of the total deposit base at March 31, 2005 versus 59.1% at December 31, 2004. Total time deposits amounted to $306.8 million at March 31, 2005, compared to $289.2 million at December 31, 2004. Customer deposits represented 93.9% of total funding at March 31, 2005 and December 31, 2004.

Federal funds purchased and other borrowings of $6.7 million at March 31, 2005 remained steady compared to $6.6 million at December 31, 2004.

Advances from the Federal Home Loan Bank

       Advances from the Federal Home Loan Bank (“FHLB”) remained unchanged at $25.0 million at March 31, 2005 and December 31, 2004. Borrowings from the FHLB decreased during the last year as a result of Flag’s successful implementation of its deposit sales program.

Flag Financial Corporation and Subsidiary
Management’s Discussion and Analysis of Financial Condition

Liquidity

Liquidity management involves Flag’s ability to maintain adequate short-term assets to meet the cash flow expectations of depositors and other lending institutions, and to provide funds for the growth in earning assets. Liquidity is managed daily by understanding the cash flow expectations of depositors and other lending institutions and maintaining enough liquid assets to meet these expectations. As of March 31, 2005, Flag had $384.4 million of deposits due on demand, $22.1 million in savings deposits and $209.9 million of time deposits and other borrowings due within one year. Potential liquidity needs of these liabilities are met with liquid assets (assets that can be easily converted to cash). Liquid assets at March 31, 2005, totaled $108.3 million and included cash and due from banks, federal funds sold and other interest-bearing deposits, unpledged investment securities available-for-sale and mortgage loans held-for-sale. In addition to using liquid assets to meet potential liquidity needs, Flag maintains available lines of credit with other financial institutions. These include federal funds and other lines of credit totaling $46 million and a line of credit with the FHLB totaling $95 million. Flag also maintains a line of credit with the Federal Reserve Bank of Atlanta totaling $125 million. At March 31, 2005, $29.5 million of the available $266 million in total lines was advanced to Flag.

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

       The following table summarizes Flag’s off-balance-sheet financial instruments whose contract amounts represent credit risk as of March 31, 2005 and December 31, 2004 (in thousands):

	2005	2004
Commitments to extend credit	$176,465	$142,036
Standby letters of credit	$ 3,242	$ 3,650

Market Risk Sensitivity

        Market rate sensitivity is the tendency for changes in the interest rate environment to be reflected in Flag’s net interest income and results of operations. Flag, through its asset and liability management program, seeks to balance maturities and rates on earning assets and the corresponding funding such that interest rate fluctuations have a minimal impact on earnings and the value of Flag’s equity.

Historically, the average term to maturity or repricing (rate changes) of assets (primarily loans and investment securities) has exceeded the average repricing period of liabilities (primarily deposits and borrowings). Flag’s primary source of funding has been demand deposits (interest-bearing and noninterest-bearing) instead of time deposits and wholesale borrowings with longer maturities. This method of funding earning assets has issues concerning interest rate risk, liquidity and profitability, all of which were contemplated and measured by the Company. Flag concluded that this strategy is the most profitable method of funding growth in earning assets of the Company for the foreseeable future and has committed significant sales, marketing and training resources at being successful in this effort. Where interest rate risk is concerned, Flag considered factors such as account size, relationship strength and historical rate levels needed to remain competitive. Generally speaking, it is the opinion of management that these deposits are less sensitive to rate movements than the earning assets they are funding. Flag uses an interest rate simulation model that uses management assumptions and theories regarding rate movements and the impact each movement will have on individual components of the balance sheet. As of March 31, 2005, Flag’s simulation model shows that Flag’ balance sheet is, in fact, asset-sensitive, meaning a rising rate environment would have a positive impact on Flag’s net interest income.

Flag Financial Corporation and Subsidiary
Management’s Discussion and Analysis of Financial Condition

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

Flag’s management from time to time uses certain derivative instruments in an effort to add stability to the Company’s net interest income and manage exposure to changing interest rates. Guidance for using these instruments is found in SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Under the terms of this statement, all derivatives are classified as either fair value hedges (those designed to hedge the fair market value of asset or liabilities affected by changing interest rates) or cash flow hedges (those designed to mitigate exposure to variability in expected future cash flows due to changing interest rates).

At March 31, 2005, the Company had three derivative instruments designated as cash flow hedges. No fair value hedges were outstanding. The following table summarizes the outstanding derivative instruments (in thousands).

Type	Transaction Date	Term Date	Notional	Receive Rate	Pay Rate	Current Spread	Fair Value
Receive Fixed, Pay LIBOR Swap	June 2004	Dec 2005	$ 5,000	2.68%	2.86%	(0.18)%	$ (35)
Receive Fixed, Pay LIBOR Swap	June 2004	June 2006	15,000	3.00%	2.86%	0.14%	(168)
Receive Fixed, Pay LIBOR Swap	June 2004	Dec 2006	5,000	3.27%	2.86%	0.41%	(72)
Total Received Fixed Swaps			$25,000	2.99%	2.86%	0.13%	$(275)

For the first quarter of March 31, 2005, there was no material amount recognized which represented the ineffective portion of cash flow hedges. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

Capital

At March 31, 2005, the capital ratios of Flag and the Bank were adequate compared to the minimum regulatory capital requirements. Minimum regulatory capital levels for banks and holding companies require Tier 1 capital (core capital accounts less intangible assets) to risk-weighted assets of at least 4%, total capital (Tier 1 capital plus a portion of the allowance for loan losses) to risk-weighted assets of 8%, and Tier 1 capital to average assets of at least 4%.

On April 15, 2004, the Company closed a private offering of 14,000 floating rate Capital Securities offered and sold by Flag Financial Corporation Statutory Trust (the “Trust”) having a liquidation amount of $1,000 each. The proceeds from such issuances, together with the proceeds of the related issuance of common securities of the Trust purchased by the Company in the amount of $433,000, were invested in floating rate Junior Subordinated Debentures (the “Debentures”) of the Company totaling $14.4 million. The sole assets of the Trust are the Debentures. The Debentures are unsecured and rank junior to all senior debt of the Company. The Company owns all of the common securities of the Trust. For the quarter ended March 31, 2005, the floating rate securities had a 5.31% interest rate, which will reset quarterly at the three-month LIBOR rate plus 2.75%.

Flag Financial Corporation and Subsidiary
Management’s Discussion and Analysis of Financial Condition

In March 2004, Flag’s Board of Directors authorized a stock repurchase program covering an amount equal to 10% of the outstanding shares of Flag’s common stock. As of March 31, 2005, the Company has repurchased approximately 304,000 shares of the approximately 853,000 shares authorized to be purchased, at an average price of $12.91. See Item 2. “Changes in Securities” for additional information about Flag’s share repurchases.

The following table reflects Flag’s capital position with respect to the regulatory minimums as of March 31, 2005:

	Actual		Required		Excess
	Amount	%	Amount	%	Amount	%

Total Capital (to Risk Weighted Assets)	$70,297	11.46%	$55,520	8.00%	$ 14,777	3.46%
Tier 1 Capital (to Risk Weighted Assets)	63,695	10.20%	27,760	4.00%	35,935	6.20%
Tier 1 Capital (to Average Assets)	63,695	7.87%	21,355	4.00%	42,340	3.87%

Provision and Allowance for Loan Losses

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

       The following table presents an analysis of the allowance for loan losses for the three month periods ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended
	March 31,
	2005	2004

Balance of allowance for loan losses at beginning of period	$8,602	$6,685
Provision charged to operating expense	375	720
Charge offs:
Commercial	252	-
Real estate - mortgage	4	6
Real estate - construction	-	364
Installment loans to individuals	11	81
Total charge-offs	267	451
Recoveries:
Commercial	58	47
Real estate - mortgage	59	4
Real estate - construction	18	22
Installment loans to individuals	17	25
Total recoveries	152	98
Net charge-offs	115	353
Balance of allowance for loan losses at end of period	$8,862	$7,052

Flag Financial Corporation and Subsidiary
Management’s Discussion and Analysis of Financial Condition

See “Critical Accounting Policies” for an explanation of our methodology for determining the appropriate level for the allowance and its effect on our results of operations.

Nonperforming Assets

Nonperforming assets (nonaccrual loans, loans over 90 days past due and still accruing, other real estate owned and repossessions) totaled $6.7 million at March 31, 2005, compared to $5.3 million at December 31, 2004. Nonperforming assets as a percentage of total assets represented 0.80% and 0.64%, respectively.

Flag has a loan review function that continually monitors selected accruing loans for which general economic conditions or changes within a particular industry could cause the borrowers financial difficulties. The loan review function also identifies loans with high degrees of credit or other risks. The focus of loan review is to maintain a low level of nonperforming assets and to return current nonperforming assets to earning status.

Flag’s credit quality has improved significantly over the past few years. This is due to several factors including a stricter credit culture that focuses more heavily on the quality of the borrower’s financial condition and collateral values. In addition, Flag’s expansion into lending in metro Atlanta presents more credit opportunities than in the Company’s past, allowing the Company to be more selective in the credit approval process without hindering or slowing the growth in loans outstanding. The following table summarizes the nonperforming assets for the three month periods presented (in thousands):

	March 31,	December 31,	March 31,
	2005	2004	2004
Loans on nonaccrual	$5,822	$4,224	$3,973
Loans past due 90 days and still accruing	-	74	143
Other real estate owned and repossessions	918	1,012	2,670
Total nonperforming assets	$6,740	$5,310	$6,786
Total nonperforming assets as a percentage of
total assets	0.80%	0.64%	0.99%

Results of Operations for the Three Month Periods Ended March 31, 2005 and 2004

Net income - Net income for the quarter ended March 31, 2005, was $1.8 million or $0.20 per diluted share, compared to $2.1 million or $0.23 per diluted share for the quarter ended March 31, 2004. Included in the 2004 earnings is an after-tax gain on the sale of its Thomaston, Georgia branch of approximately $1.47 million. In addition to the one-time gain, Flag had other charges to earnings of 2004, including credit related charges of approximately $376,000 after-tax and a charge relating to its benefit plans of approximately $234,000 after-tax. Excluding the effects of the one-time gain and other charges, earnings for the first quarter of 2004 were approximately $1.2 million.

Net interest income - Net interest income for the quarter ended March 31, 2005, was $8.6 million, an increase of $1.5 million or 20.3%, from $7.1 million for the quarter ended March 31, 2004. Flag’s net interest margin (net interest income divided by average earning assets) increased to 4.50% from 4.40% on average earning assets of $772.4 million and $652.3 million for the first quarter of 2005 and 2004, respectively. In 2004, in anticipation of rising interest rates, Flag began to reposition its balance sheet to a more asset-sensitive position. A balance sheet is considered asset sensitive when its assets (loans and securities) reprice faster or to a greater extent than liabilities (deposits and borrowings). An asset-sensitive balance sheet will produce more net interest income when interest rates rise and less net interest income when interest rates decline. The Federal Reserve has increased the federal funds rate seven times since June 2004, increasing the rate from 1.0% to 2.75%. See “Market Risk Sensitivity” for more information on Flag’s asset and liability management program.

Interest income - Interest income for the quarter ended March 31, 2005, was $12.8 million, an increase of $3.1 million or 32.2%, from $9.7 million for the same quarter of 2004. The increase is primarily due to higher levels of average interest-earning assets coupled with increases in the yield on loans. The yield on interest-earning assets increased 75 basis points to 6.71% during the quarter ended March 31, 2005, compared to 5.96% for the first quarter of 2004.

Flag Financial Corporation and Subsidiary
Management’s Discussion and Analysis of Financial Condition

Interest income and fees on loans in the current quarter increased $3.3 million or 40.5% to $11.4 million, compared to $8.1 million in the same quarter of 2004. Average loans outstanding during the first quarter of 2005 were $603.4 million compared to $485.5 million for 2004. The yield on loans during the first quarter of 2005 was 7.67% an increase from 6.72% in the first quarter of 2004.

Interest on investment securities decreased $380,000 or 26.1% to $1.1 million for the first quarter of 2005 from $1.5 million in the first quarter of 2004. This decrease in interest income was driven primarily by the declining average balance of investment securities in the first quarter of 2005. In the first quarter of 2005, average investment securities decreased to $114.7 million, compared to $133.3 million in the first quarter of 2004. The decrease in the average balance is primarily due to calls of investments securities and accelerated prepayments of mortgage-backed securities. Instead of reinvesting in investment securities, Flag chose to invest the proceeds in short-term investments that could be liquidated and used to fund projected loan growth.

Interest on federal funds sold and other interest-bearing deposits increased $201,000 or 201.0% to $301,000 during the first quarter of 2005 from $100,000 in the same quarter last year. Interest on federal funds sold and other interest-bearing deposits increased as a result of an increase in the average balance of federal funds sold, resulting from the liquidation of investments, and an increase in the yield. The yield on federal funds sold and other interest-bearing deposits increased to 2.57% from 1.30% during the first quarter of 2005 compared to 2004.

Interest expense - Interest expense for the first quarter of 2005 was $4.2 million, an increase of $1.7 million or 65.6%, from $2.5 million in the same quarter of 2004. The increase is due to higher levels of average funding coupled with a rising interest rate environment. In the first quarter of 2005, average funding increased $116.7 million or 18.3% to $754.2 million from $637.5 million in the first quarter of 2004. Flag’s total cost of funds increased 67 basis points to 2.26% from 1.59% over the same period.

Interest expense on deposits increased $1.5 million or 64.7% to $3.8 million in the current quarter from $2.3 million in the first quarter of 2004. Average demand deposits (interest-bearing and noninterest-bearing) during the first quarter of 2005 were $386.4 million, an increase of $56.4 million or 17.1%, from $330.0 million in the first quarter of 2004. Average time deposits in the first quarter of 2005 were $299.8 million, an increase of $77.2 million or 34.7% from $222.6 million in the first quarter of 2004. The weighted average interest rate for interest-bearing demand deposits was 2.00% and 1.48% in the first quarter of 2005 and 2004, respectively. The weighted average interest rate for time deposits was 2.88% and 2.24% in the first quarter of 2005 and 2004, respectively.

Interest expense on other borrowings for the first quarter of 2005 was $384,000, an increase of $165,000 or 75.3%, from $219,000 for the same quarter of 2004. Average other borrowings in the first quarter of 2005 were $44.9 million, a decrease of $14.1 million or 23.9%, from $59.0 million in the same quarter of 2004. An increase in the weighted average rate offset the decrease in average borrowings in the first quarter of 2005, increasing to 3.47% compared to 1.49% in the first quarter of 2004. Included in interest expense on other borrowings in the first quarter of 2005, is interest expense of $192,000 related to the Company’s junior subordinated debentures that were issued in the second quarter of 2004.

Noninterest income - Noninterest income for the first quarter of 2005 totaled $2.6 million, a decrease of $2.1 million or 44.5%, compared to $4.7 million in the same quarter last year. In the first quarter of 2004, noninterest income includes a $3.0 million pre-tax gain on the sale of Flag’s Thomaston, Georgia branch.

Traditionally service charges on deposit accounts and revenues from mortgage banking activities have been the largest components of noninterest income. Service charges on deposit accounts decreased to $749,000 for the first quarter of 2005, a decrease of $143,000 or 16.0%, from $892,000 in the first quarter of 2004. While Flag maintained strong growth in deposits during the past year, most of the growth came from higher-balance money market and interest-bearing checking balances where customers carry balances sufficient to qualify for reduced or eliminated fees. Mortgage banking activities includes origination fees, service release premiums and the gain on the sales of mortgage loans held-for-sale. Mortgage banking activities totaled $580,000, an increase of $50,000 or 9.4%, compared to $530,000 in the first quarter of 2004.

In the first quarter of 2005, gain on sales of securities was $123,000, an increase of $116,000, compared to $7,000 in the same quarter last year. Gain (loss) on sale of other real estate owned increased $94,000 to a gain of $91,000 from a loss of $3,000 in the first quarter of 2004.

Flag Financial Corporation and Subsidiary
Management’s Discussion and Analysis of Financial Condition

Other income increased $832,000 or 543.8% to $985,000 in the first quarter of 2005, compared to $153,000 in the same quarter last year. Payroll Solutions contributed $581,000 to other income in the first quarter of 2005. During the fourth quarter of 2004, Flag acquired Payroll Solutions a leading provider of payroll services. Other fees on loans, which are included in other income, increased $100,000 or 300.0% to $150,000 in the first quarter of 2005, compared to $50,000 in the first quarter of 2004. The rise in other loan fees is primarily due to increased loan production.

Noninterest expense - Noninterest expense for the first quarter of 2005 totaled $8.1 million, an increase of $129,000 or 1.6%, compared to $8.0 million in the same quarter of 2004.

Salaries and employee benefits totaled $5.0 million, an increase of $203,000 or 4.2%, from $4.8 million in the first quarter of 2004. Salaries and commissions increased $511,000 in the first quarter of 2005. This increase is primarily attributable to an increase in commissions on loan originations and the addition of Payroll Solutions personnel totaling $185,000. In the first quarter of 2004, salaries and employee benefits included a $376,000 charge related to a recent accounting interpretation on expenses of deferred compensation plans.

Occupancy expense for the first quarter of 2005 totaled $956,000, an increase of $46,000 or 5.1% from $910,000 in the first quarter of 2004. The decrease in occupancy expense related to the sale of the Thomaston, Georgia, branch in the first quarter of 2004 was offset by increases in rent expense related to the purchase of mortgage and construction offices during the third quarter of 2004 and the addition of the Payroll Solutions offices.

Professional fees were $549,000, an increase of $249,000 or 83.0%, compared to $300,000 in the same quarter of 2004. This increase is in part due to additional expenses related to compliance with the Sarbanes-Oxley Act.

Other noninterest expense totaled $860,000 for the first quarter of 2005, a decrease of $309,000 or 26.4%, compared to $1.2 million in the same quarter of 2004. Included in other noninterest expense in 2004, were real estate write-downs totaling $262,000, compared to $32,000 in the first quarter of 2005, a decrease of $230,000 or 87.8%. Other outside service fees decreased in the first quarter of 2005, to $111,000, a decrease of $115,000 or 50.9%, from $226,000 in the same quarter of 2004. In the first quarter of 2004, other outside services included $145,000 charge related to the sale of the Thomaston branch. Marketing expense totaled $137,000, an increase of $83,000 or 53.7%, from $54,000 in the first quarter of 2004. The increase in marketing expense is primarily attributable to advertising costs associated with building Flag’s metro Atlanta franchise.

Income taxes - Income tax expense for the quarter ended March 31, 2005, totaled $862,000 compared to $1.0 million for the same quarter of 2004. Flag’s effective tax rate decreased to 32.1% in the first quarter of 2005 compared to 32.8% in the same quarter of 2004. Flag’s lower effective tax rate relates to certain state income tax credits taken during the first quarter of 2005.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2005, there were no substantial changes in the composition of Flag’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2004. The foregoing disclosures related to the market risk of Flag should be read in conjunction with Flag’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2004, included in Flag’s 2004 Annual Report on Form 10-K.

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

Flag Financial Corporation and Subsidiary
Part II.   Other Information

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities

The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the quarter ended March 31, 2005 (in thousands):

			Total Number of	Maximum
			Shares Purchased as	Number Of Shares
			Part Of Publicly	that May Yet Be
	Total of Number	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs (1)	Plans or Programs

January 1 through
January 31, 2005	$ -	-	1,551	549

February 1 through
February 28, 2005	-	-	1,551	549

March 1 through
March 31, 2005	-	-	1,551	549

Total	$ -	-	1,551	549

(1) On March 19, 2004, Flag Financial Corporation announced a stock repurchase plan. The Company’s board of directors authorized the repurchase of up to 10% of the Company’s outstanding shares of common stock. No expiration date was specified, and no shares were repurchased under or outside of the plan during the first quarter of 2005. As of March 31, 2005, the Company has repurchased 304,000 shares at an aggregate cost of $3.9 million.

Item 3.   Defaults upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information

        Pursuant to Rule 14a-14(c)(1) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company’s 2006 Annual Meeting of Shareholders must notify the Company in writing to the Secretary of the Company, at 3475 Piedmont Road, N.E., Suite 550, Atlanta, Georgia, 30305, of the contents of such proposal no later than November 10, 2005, to be included in the 2006 Proxy Materials. Under the Company’s bylaws, a shareholder must also notify the Company before November 10, 2005 of a proposal for the 2006 Annual Meeting that the shareholder intends to present other than by inclusion in the Company’s proxy material. If the Company does not receive such notice prior to November 10, 2005, proxies solicited by the management of the Company will confer discretionary authority upon the management of the Company to vote upon any such matter.

During the first quarter of 2005, the Compensation Committee established the Company’s 2005 bonus plan for executive officers and determined executive officer base salaries for the year. This information was previously filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 6.   Exhibits

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

May 10, 2005

/s/ J. Daniel Speight.
J. Daniel Speight
Chief Financial Officer

May 10, 2005