Form 10-Q
period 2005-06-30
FLAG FINANCIAL CORP
filed 2005-08-08
CIK 897509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____ to ______

Commission file number 0-24532
FLAG FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Georgia	58-2094179
(State of incorporation)	(I.R.S. Employer Identification No.)

3475 Piedmont Road N.E., Suite 550
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

Common stock, par value $1 per share: 8,546,086 shares outstanding as of August 5, 2005

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Part I. Financial Information

Item 1. Financial Statements

FLAG FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2005	December 31, 2004	June 30, 2004
	(unaudited)	(audited)	(unaudited)
Assets

Cash and due from banks	$13,720	$13,345	$16,953
Other interest-bearing deposits in banks	14,067	13,574	14,377
Federal funds sold	6,378	13,397	29,158
Total cash and cash equivalents	34,165	40,316	60,488
Other interest-bearing deposits	4,891	5,473	2,576
Investment securities available-for-sale	110,806	111,390	97,339
Other investments	12,332	13,161	13,861
Mortgage loans held-for-sale	9,106	10,688	5,964
Loans, net of allowance for loan losses of $8,915, $8,602 and $7,489, respectively	638,947	596,101	522,849
Premises and equipment, net	13,558	14,458	14,142
Intangible assets	21,007	20,919	15,674
Other assets	17,697	15,831	16,478
Total assets	$862,509	$828,337	$749,371

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing deposits	$56,859	$48,812	$42,136
Interest-bearing demand deposits	343,507	347,940	318,263
Savings	21,426	20,940	22,294
Time	319,011	289,155	227,943
Total deposits	740,803	706,847	610,636
Advances from Federal Home Loan Bank	25,000	25,000	53,000
Federal funds purchased and repurchase agreements	1,156	2,295	2,256
Other borrowings	1,600	4,300	-
Junior subordinated debentures	14,433	14,433	14,433
Other liabilities	7,128	6,260	4,654
Total liabilities	790,120	759,135	684,979

Preferred stock (10,000,000 shares authorized, none issued and outstanding)	-	-	-
Common stock ($1 par value, 20,000,000 shares authorized, 10,097,272, 10,053,572 and 9,810,099 shares issued at June 30, 2005, December 31, 2004 and June 30, 2004, respectively	10,097	10,054	9,810
Additional paid-in capital	28,296	27,954	24,795
Retained earnings	47,751	44,642	42,296
Accumulated other comprehensive (loss) income	(251)	56	35
Less: Treasury stock at cost; 1,551,186 shares at June 30, 2005 and December 31, 2004 and 1,477,386 shares at June 30, 2004	(13,504)	(13,504)	(12,544)
Total stockholders' equity	72,389	69,202	64,392
Total liabilities and stockholders' equity	$862,509	$828,337	$749,371
See accompanying notes to unaudited consolidated financial statements.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)
Interest income:
Interest and fees on loans	$12,430	$8,680	$23,841	$16,798
Interest on investment securities	1,305	1,292	2,380	2,748
Interest on federal funds sold and other interest-bearing deposits	329	99	630	199
Total interest income	14,064	10,071	26,851	19,745
Interest expense:
Interest on deposits:
Demand	1,962	1,183	3,624	2,233
Savings	32	32	63	67
Time	2,381	1,183	4,512	2,421
Interest on other borrowings	442	314	826	533
Total interest expense	4,817	2,712	9,025	5,254
Net interest income before provision for loan losses	9,247	7,359	17,826	14,491
Provision for loan losses	-	375	375	1,095
Net interest income after provision for loan losses	9,247	6,984	17,451	13,396
Noninterest income:
Service charges on deposit accounts	824	958	1,573	1,850
Mortgage banking activities	687	595	1,267	1,125
Insurance commissions and brokerage fees	58	163	132	276
Gain on sale of branch	-	-	-	3,000
Gain on sales of other real estate owned	131	38	222	35
Gain on sales of investment securities available-for-sale	6	685	129	693
Other	886	152	1,871	304
Total noninterest income	2,592	2,591	5,194	7,283
Noninterest expense:
Salaries and employee benefits	5,227	4,077	10,220	8,867
Occupancy	982	863	1,938	1,773
Professional fees	484	282	1,033	582
Postage, printing and supplies	231	214	477	449
Communications	596	530	1,109	1,114
Other	902	768	1,762	1,936
Total noninterest expense	8,422	6,734	16,539	14,721
Earnings before provision for income taxes	3,417	2,841	6,106	5,958
Provision for income taxes	1,111	920	1,973	1,941
Net earnings	$2,306	$1,921	$4,133	$4,017

Basic earnings per share	$0.27	$0.23	$0.48	$0.47

Diluted earnings per share	$0.25	$0.21	$0.45	$0.44

See accompanying notes to unaudited consolidated financial statements.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)

Net earnings	$2,306	$1,921	$4,133	$4,017
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available-for-sale:
Unrealized gains (losses) arising during the period, net of tax of $67, $583, $159 and $458, respectively	110	(950)	(259)	(746)
Reclassification adjustment for gains included in net earnings, net of tax of $2, $3, $49 and $263, respectively	(4)	(5)	(80)	(430)
Unrealized gain on cash flow hedges, net of tax of $20, $0, $20 and $0, respectively	32	-	32	-
Other comprehensive income (loss)	138	(955)	(307)	(1,176)

Comprehensive income	$2,444	$966	$3,826	$2,841

See accompanying notes to unaudited consolidated financial statements.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net earnings	$4,133	$4,017
Adjustment to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	1,063	1,642
Provision for loan losses	375	1,095
Gain on sale of branch office	-	(3,000)
Gain on sales of investment securities available-for-sale	(129)	(693)
Gain on sales of loans	(362)	(651)
(Gain) loss on disposals of premises and equipment	(25)	33
Gain on sales of other real estate owned	(222)	(35)
Change in:
Mortgage loans held-for-sale	1,944	(1,079)
Other assets and liabilities	(684)	(3,110)
Net cash provided by (used in) operating activities	6,093	(1,781)

Cash flows from investing activities:
Cash paid in branch sale	-	(14,141)
Net change in other interest-bearing deposits	582	99
Proceeds from sales, calls and maturities of investment securities available-for-sale	70,075	47,027
Purchases of investment securities available-for-sale	(70,118)	(24,332)
Proceeds from sales and maturities of other investments	1,071	1,760
Purchases of other investments	(242)	-
Net change in loans	(45,112)	(63,538)
Proceeds from sales of other real estate owned	2,030	442
Proceeds from sales of premises and equipment	881	-
Purchases of premises and equipment	(766)	(315)
Purchases of cash surrender value life insurance	(118)	(74)
Net cash used in investing activities	(41,717)	(53,072)

Cash flows from financing activities:
Net change in deposits	33,956	75,822
Change in federal funds purchased and repurchase agreements	(1,139)	(1,842)
Change in other borrowings	(2,700)	(1,100)
Payments of FHLB advances	-	(5,000)
Proceeds from issuance of junior subordinated debt	-	14,433
Purchase of treasury stock	-	(2,967)
Proceeds from exercise of stock options	385	273
Cash dividends paid	(1,029)	(1,015)
Net cash provided by financing activities	29,473	78,604

Net change in cash and cash equivalents	(6,151)	23,751
Cash and cash equivalents at beginning of period	40,316	36,737

Cash and cash equivalents at end of period	$34,165	$60,488

See accompanying notes to unaudited consolidated financial statements.

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

Note 2.	Mergers and Acquisitions

On May 26, 2005, Flag and First Capital Bancshares, Inc. (“First Capital”) entered into a definitive agreement for Flag to acquire First Capital. First Capital, a bank holding company, is headquartered in Norcross, Georgia and is the parent company of First Capital Bank, which operates five banking offices in the north metro Atlanta market. The acquisition of First Capital will significantly accelerate Flag’s growth strategy, more than doubling its presence in the metro Atlanta market. As of June 30, 2005, First Capital has approximately $675 million in assets. The consideration will be a combination of cash and stock with the transaction valued at approximately $122.7 million. The agreement has been approved by both boards of directors and is subject to regulatory and shareholders approvals. The merger is expected to close in the fourth quarter of 2005.

Note 3.	Recent Accounting Pronouncements

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, Flag currently accounts for share-based payments to employees using APB opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation expense for employee stock options. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No.123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income earnings per share in Note 5 to our consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were insignificant. SFAS No. 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission (the “SEC”) announced a new rule that amends the compliance dates for SFAS No. 123(R). The SEC’s new rule allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. Flag will adopt the standard in the first quarter of 2006.

Flag Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements

Note 4.	Net Earnings Per Common Share

Net earnings per common share are based on the weighted average number of common shares outstanding during each period. The calculation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic earnings per share:
Net earnings	$2,306	$1,921	$4,133	$4,017

Weighted average common shares outstanding	8,537	8,457	8,526	8,493

Basic earnings per share	$0.27	$0.23	$0.48	$0.47

Diluted earnings per share:
Net earnings	$2,306	$1,921	$4,133	$4,017

Weighted average common shares outstanding	8,537	8,457	8,526	8,493
Effect of stock options and warrants	694	534	723	543
Total weighted average common shares and common stock equivalents	9,231	8,991	9,249	9,036

Diluted earnings per share	$0.25	$0.21	$0.45	$0.44

Note 5.	Stock-based Compensation

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

The following table illustrates the effect on net earnings and earnings per share if Flag had applied the fair value recognition provisions of SFAS No.123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net earnings as reported	$2,306	$1,921	$4,133	$4,017
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(46)	(28)	(90)	(55)
Pro forma net earnings	$2,260	$1,893	$4,043	$3,962

Basic earnings per share:
As reported	$0.27	$0.23	$0.48	$0.47
Pro forma	$0.26	$0.22	$0.47	$0.47

Diluted earnings per share:
As reported	$0.25	$0.21	$0.45	$0.44
Pro forma	$0.24	$0.21	$0.44	$0.44

Flag Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements

Note 5.	Stock-based Compensation (continued)

During the six months ended June 30, 2005, Flag issued 81,500 options with a weighted average grant date fair value of $3.93 each. The fair value of each option was estimated on the date of grant using the Black-Scholes options-pricing model with the following assumptions: dividend yield ranged from 1.72% to 1.80%, volatility ranged from .2185 to .2225, risk free interest rate ranged from 4.24% to 4.36%, and an expected life of seven years.

Note 6.	Loans

Flag engages in a full complement of lending activities, including permanent residential mortgage loans, permanent residential construction loans, commercial mortgage loans, commercial business loans, financial loans and consumer installment loans. Flag generally concentrates lending efforts on real estate related loans. As of June 30, 2005, Flag’s loan portfolio consisted of 56.7% real estate mortgage loans, including 1-4 family residential loans, multi-family loans and commercial real estate loans, 28.9% real estate construction loans, 11.8% commercial and financial loans, and 2.6% consumer installment loans. While risk of loss is primarily tied to the credit quality of the various borrowers, risk of loss may also increase due to factors beyond Flag’s control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the real estate portfolio. Of the target areas of lending activities, commercial and financial loans are generally considered to have a greater risk of loss than real estate loans or consumer installment loans.

Loans are reported at outstanding unpaid balances and unamortized premiums or discounts on purchased loans. Balances within the major loans receivable categories are represented in the following table (in thousands):

	June 30,	% of	December 31,	% of	June 30,	% of
	2005	Total Loans	2004	Total Loans	2004	Total Loans

Commercial/financial/agricultural	$76,143	11.8%	$57,231	9.5%	$61,429	11.6%
Real estate - construction	187,271	28.9%	176,111	29.1%	130,609	24.6%
Real estate - mortgage	367,284	56.7%	355,575	58.8%	323,902	61.1%
Consumer	17,153	2.6%	15,644	2.6%	14,183	2.7%
Lease financings	11	-	142	-	215	-
Total loans	647,862	100.0%	604,703	100.0%	530,338	100.0%
Less: Allowance for loan losses	8,915		8,602		7,489
Total net loans	$638,947		$596,101		$522,849

Note 7.	Stock Repurchase Program

In March 2004, Flag’s Board of Directors authorized a stock repurchase program covering an amount equal to 10% of the outstanding shares of Flag’s common stock. As of June 30, 2005, the Company has repurchased approximately 304,000 shares of the approximately 853,000 shares authorized to be purchased, at an average price of $12.91.

Note 8.	Subsequent Event

On July 18, 2005, the Company closed a private offering of 10,000 floating rate Preferred Securities offered and sold by Flag Financial Corporation Statutory Trust II (”Trust II”) having a liquidation amount of $1,000 each. The proceeds from such issuances, together with the proceeds of the related issuance of common securities of Trust II purchased by the Company in the amount of $310,000, were invested in floating rate Junior Subordinated Debentures (the “2005 Debentures”) of the Company totaling $10.3 million. The 2005 Debentures are due September 30, 2035 and may be redeemed after five years, and sooner in certain specific events, including in the event that certain circumstances render them ineligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required. Such debentures presently qualify as Tier 1 capital for regulatory reporting. The sole assets of Trust II are the 2005 Debentures. The 2005 Debentures are unsecured and rank junior to all senior debt of the Company and on par with the debentures issued in connection with the Company’s other trust preferred securities. The Company owns all of the common securities of Trust II. The floating rate securities will reset quarterly at the three-month LIBOR rate plus 1.50%. Flag intends to use the capital for the merger with First Capital and for other general operating purposes. It is likely that Flag will issue additional trust preferred securities prior to the close of the First Capital transaction.

Flag Financial Corporation and Subsidiary
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s net income for the quarter ended June 30, 2005, was $2.3 million, or $0.25 per diluted share, compared to net income of $1.9 million, or $0.21 per diluted share, for the June 30, 2004 quarter. Net income for the six months ended June 30, 2005, was $4.1 million, or $0.45 per diluted share, compared to $4.0 million, or $0.44 per diluted share for the six months ended June 30, 2004. Net interest income grew 25.7% and 23.0% to $9.2 million and $17.8 million for the quarter and six months ended June 30, 2005, respectively. Net interest income for the quarter and six months ended June 30, 2004 was $7.4 million and $14.5 million, respectively. The improvement in net interest income resulted from an increase in average loans outstanding as well as an increase in the yield on loans of 107 basis points and 102 basis points to 7.98% and 7.80% for the quarter and six months ended June 30, 2005, respectively. This compares to 6.91% and 6.78% for the same periods last year.

During the six months ended June 30, 2005, Flag has increased total assets by $34.2 million to $862.5 million from $828.3 million at December 31, 2004. Gross loans outstanding and total deposits have increased $43.2 million and $34.0 million, respectively, from December 31, 2004. Gross loans outstanding and total deposits in the metro Atlanta region grew $30.9 million and $51.4 million during the same time period.

While loans continued to grow, nonperforming assets continued to decline. Nonperforming assets were 0.57% of total assets at June 30, 2005, compared to 0.64% and 0.78% at December 31, 2004 and June 30, 2004, respectively. Net recoveries were 0.03% and 0.05% for the quarters ended June 30, 2005 and 2004, respectively. Net charge-offs for the six months ended June 30, 2005 and 2004, were 0.02% and 0.12%, respectively. The combination of net recoveries and improving overall credit quality allowed Flag to maintain the adequacy of the allowance for loan losses with no provision for loan losses in the quarter ended June 30, 2005. The allowance for loan losses at June 30, 2005, was 1.38% of total loans outstanding compared to 1.42% at December 31, 2004 and 1.41% at June 30, 2004. The ratio of the allowance for loan losses to nonperforming loans was 2.53 times, 2.00 times and 2.15 times at June 30, 2005, December 31, 2004 and June 30, 2004, respectively.

Mergers and Acquisitions

On May 26, 2005, Flag and First Capital Bancshares, Inc. (“First Capital”) entered into a definitive agreement for Flag to acquire First Capital. First Capital, a bank holding company, is headquartered in Norcross, Georgia and is the parent company of First Capital Bank, which operates five banking offices in the north metro Atlanta market. The acquisition of First Capital will significantly accelerate Flag’s growth strategy, more than doubling its presence in the metro Atlanta market. As of June 30, 2005, First Capital has approximately $675 million in assets. The consideration will be a combination of cash and stock with the transaction valued at approximately $122.7 million. The agreement has been approved by both boards of directors and is subject to regulatory and shareholders approvals. The merger is expected to close in the fourth quarter of 2005.

Prior to the close of the First Capital merger, the Company anticipates it will issue an additional $15.0 million in trust preferred securities to finance the transaction. The Company is also exploring different alternatives to raise additional capital of approximately $5.0 million, including a common stock issuance, exercise of warrants or increasing the amount of trust preferred securities issued.

Flag Financial Corporation and Subsidiary
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and comments contain "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words “expect”, “estimate”, “anticipate”, and “believe”, as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, (i) the strength of the U.S. economy as well as the strength of the local economies in which operations are conducted; (ii) the effects of changing interest rates, which could lower margins; (iii) unanticipated inflation, interest rate, market and monetary fluctuations; (iv) unanticipated regulatory proceedings or legal actions, or changes in accounting policies and practices as adopted by the Financial Accounting Standards Board; (v) issues involved in the integration of acquisitions, including but not limited to our pending First Capital acquisition; and (vi) the timely development of products and services that position Flag to succeed in an increasingly competitive industry. If we are unsuccessful in managing the risks relating to these factors, together with other risks incident to the operation of our business, our financial condition, results of operations and cash flows could be adversely affected. Forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

Critical Accounting Policies

The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. In connection with the application of those principles, we have made judgments, estimates and assumptions which, in the case of estimating our allowance for loan losses (ALL), have been critical to the determination of our financial position and results of operations. Management assesses the adequacy of the ALL regularly during the year, and formally prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance.

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

See "Provision and Allowance for Loan Losses" for additional information.

Flag Financial Corporation and Subsidiary
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary Financial Data

The following table presents summary financial data for the previous five quarters (in thousands, except per share data).

	2005		2004
(unaudited)
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
INCOME SUMMARY
Interest income	$14,064	$12,787	$12,063	$10,813	$10,071
Interest expense	4,817	4,208	3,639	3,165	2,712
Net interest income	9,247	8,579	8,424	7,648	7,359
Provision for loan losses	-	375	375	375	375
Noninterest income	2,592	2,602	1,931	2,254	2,591
Noninterest expense	8,422	8,117	7,490	7,297	6,734
Earnings before taxes	3,417	2,689	2,490	2,230	2,841
Income taxes	1,111	862	798	571	920
Net earnings	$2,306	$1,827	$1,692	$1,659	$1,921

PERFORMANCE RATIOS
Earnings per common share:
Basic	$0.27	$0.21	$0.20	$0.20	$0.23
Diluted	0.25	0.20	0.19	0.19	0.21
Cash dividends declared	0.06	0.06	0.06	0.06	0.06
Return on average equity	12.96%	10.49%	10.25%	10.21%	11.59%
Return on average assets	1.09%	0.88%	0.86%	0.87%	1.07%
Net interest margin	4.74%	4.63%	4.62%	4.33%	4.52%
Yield on interest-earning assets	7.19%	6.84%	6.59%	6.11%	6.17%
Cost of interest-bearing liabilities	2.71%	2.44%	2.16%	1.94%	1.85%
Efficiency ratio	70.99%	71.83%	72.66%	74.00%	67.39%
Net overhead ratio	2.76%	2.66%	2.83%	2.64%	2.32%
Dividend payout ratio	22.16%	27.97%	30.14%	29.90%	26.63%

ASSET QUALITY
Allowance for loan losses	$8,915	$8,862	$8,602	$8,328	$7,489
Nonperforming assets	4,925	6,740	5,310	5,907	5,853
Allowance for loan losses to loans	1.38%	1.44%	1.42%	1.41%	1.41%
Nonperforming assets to total assets	0.57%	0.80%	0.64%	0.74%	0.78%
Net (recoveries) charge-offs to average loans	(0.03)%	0.08%	0.07%	(0.04)%	(0.05)%

AVERAGE BALANCES
Gross loans outstanding	$619,511	$603,412	$590,355	$566,691	$503,045
Mortgage loans held-for-sale	7,153	6,780	6,156	6,240	4,362
Interest-earning assets	789,448	772,409	733,709	710,765	663,258
Total assets	845,847	830,013	786,976	762,679	715,212
Deposits	725,350	707,934	670,725	629,221	572,871
Stockholders’ equity	71,183	69,657	66,016	65,003	66,311
Common shares outstanding:
Basic	8,537	8,515	8,337	8,263	8,457
Diluted	9,231	9,268	8,993	8,856	8,991

AT PERIOD END
Gross loans outstanding	$647,862	$615,115	$604,703	$590,374	$530,338
Mortgage loans held-for-sale	9,106	7,271	10,688	6,666	5,964
Interest-earning assets	805,442	780,756	772,387	741,162	693,613
Total assets	862,509	840,415	828,337	793,038	749,371
Deposits	740,803	713,360	706,847	663,317	610,636
Stockholders’ equity	72,389	70,297	69,202	65,038	64,392
Common shares outstanding	8,546	8,528	8,503	8,260	8,333

Flag Financial Corporation and Subsidiary
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Financial Condition

Total assets were $862.5 million at June 30, 2005, an increase of $34.2 million or 4.1% from $828.3 million at December 31, 2004. Interest-earning assets (consisting of loans, investment securities and short-term investments) totaled $805.4 million or 93.4% of total assets at June 30, 2005, compared to $772.4 million or 93.2% of total assets at December 31, 2004. During the same period, stockholders’ equity increased $3.2 million or 4.6% to $72.4 million at June 30, 2005.

Loans
Gross loans outstanding (excluding mortgage loans held-for-sale) at June 30, 2005, totaled $647.9 million, an increase of $43.2 million or 7.1% from to $604.7 million at December 31, 2004. The increase is primarily attributable to the Company’s continued growth in the metro Atlanta area. Loans in the metro Atlanta region grew to $410.3 million at June 30, 2005, compared to $379.4 million at December 31, 2004. As of June 30, 2005, loans in metro Atlanta represented 63.3% of gross loans outstanding. Mortgage loans held-for-sale totaled $9.1 million compared to $10.7 million at December 31, 2004. Flag concentrates its lending activities in several areas that management believes provides adequate diversification with acceptable yield and risk levels. These areas include, but are not limited to construction, commercial real estate, agricultural and correspondent lending (lending services to other community banks). For more information see Note 6 to the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations - Provision and Allowance for Loan Losses.

Investment Securities

Investment securities at June 30, 2005, totaled $123.1 million, a decrease of $1.4 million or 1.1% from $124.6 million at December 31, 2004. Investment securities comprised 15.3% and 16.1% of interest-earning assets at June 30, 2005 and December 31, 2004, respectively.

Federal Funds Sold and Other Interest-bearing Deposits

Short-term investments (federal funds sold and other interest-bearing deposits) totaled $20.4 million at June 30, 2005, a decrease of $6.5 million or 24.2% from $27.0 million at December 31, 2004. Short-term investments amounted to 2.5% of interest-earning assets at June 30, 2005 and 3.5% of interest-earning assets at December 31, 2004.

Premises and Equipment

Premises and equipment at June 30, 2005, totaled $13.6 million compared to $14.5 million at December 31, 2004. In the first quarter of 2005, Flag sold one of its banking centers with a net book value of $828,000 and recognized a pre-tax gain of $36,000. Flag maintains a branch location in the center under a lease agreement with the buyer.

Deposits and Other Funding

Total deposits at June 30, 2005, were $740.8 million, an increase of $34.0 million or 4.8% from $706.8 million at December 31, 2004. Core deposits offer the Bank a lower cost source of funds. Core deposits (noninterest-bearing demand deposits, interest-bearing demand deposits, and savings) were $421.8 million at June 30, 2005, compared to $417.7 million at December 31, 2004. Core deposits comprise 56.9% of the total deposit base at June 30, 2005 versus 59.1% at December 31, 2004. Total time deposits amounted to $319.0 million at June 30, 2005, compared to $289.2 million at December 31, 2004. Customer deposits represented 94.6% of total funding at June 30, 2005 and 93.9% at December 31, 2004. Total deposits in the Company’s metro Atlanta region increased $51.4 million or 14.1% to $415.1 million at June 30, 2005, compared to $363.7 million at December 31, 2004. Core deposits in the same region increased $31.9 million or 16.7% to $223.2 million at June 30, 2005, from $191.3 million at December 31, 2004. Other borrowings decreased $2.7 million or 62.8% to $1.6 million at June 30, 2005, from $4.3 million at June 30, 2004. The decrease is due to principal repayments on an outstanding line of credit.

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank (“FHLB”) remained unchanged at $25.0 million at June 30, 2005 and December 31, 2004. Borrowings from the FHLB decreased during the past 12 months as a result of Flag’s successful implementation of its deposit sales program.

Flag Financial Corporation and Subsidiary
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

Liquidity management involves Flag’s ability to maintain adequate short-term assets to meet the cash flow expectations of depositors and other lending institutions, and to provide funds for the growth in interest-earning assets. Liquidity is managed daily by understanding the cash flow expectations of depositors and other lending institutions and maintaining enough liquid assets to meet these expectations. As of June 30, 2005, Flag had $400.4 million of deposits due on demand, $21.4 million in savings deposits and $209.8 million of time deposits and other borrowings due within one year. Potential liquidity needs of these liabilities are met with liquid assets (assets that can be easily converted to cash). Liquid assets at June 30, 2005, totaled $114.3 million and included cash and due from banks, federal funds sold and other interest-bearing deposits, unpledged investment securities available-for-sale and mortgage loans held-for-sale. In addition to using liquid assets to meet potential liquidity needs, Flag maintains available lines of credit with other financial institutions. These include federal funds and other lines of credit totaling $48 million and a line of credit with the FHLB totaling $49 million. Flag also maintains a line of credit with the Federal Reserve Bank of Atlanta totaling $136 million. At June 30, 2005, $26.6 million of the available $233 million in total lines was advanced to Flag.

Off-Balance Sheet Arrangements

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

Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Flag uses the same credit policies in making commitments to extend credit as they do for on-balance sheet instruments. Collateral held for commitments to extend credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

The following table summarizes Flag’s off-balance sheet financial instruments whose contract amounts represent credit risk as of June 30, 2005 and December 31, 2004 (in thousands):

	2005	2004
Commitments to extend credit	$203,715	$142,036
Standby letters of credit	$2,968	$3,650

Market Risk Sensitivity

Market rate sensitivity is the tendency for changes in the interest rate environment to be reflected in Flag’s net interest income and results of operations. Flag, through its asset and liability management program, seeks to balance maturities and rates on interest-earning assets and the corresponding funding such that interest rate fluctuations have a minimal impact on earnings and the value of Flag’s equity.

Flag Financial Corporation and Subsidiary
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Historically, the average term to maturity or repricing (rate changes) of assets (primarily loans and investment securities) has exceeded the average repricing period of liabilities (primarily deposits and borrowings). Flag’s primary source of funding has been demand deposits (interest-bearing and noninterest-bearing) instead of time deposits and wholesale borrowings with longer maturities. This method of funding interest-earning assets has issues concerning interest rate risk, liquidity and profitability, all of which were contemplated and measured by the Company. Flag concluded that this strategy is the most profitable method of funding growth in interest-earning assets of the Company for the foreseeable future and has committed significant sales, marketing and training resources at being successful in this effort. Where interest rate risk is concerned, Flag considered factors such as account size, relationship strength and historical rate levels needed to remain competitive. Generally speaking, it is the opinion of management that these deposits are less sensitive to rate movements than the interest-earning assets they are funding. Flag uses an interest rate simulation model that uses management assumptions and theories regarding rate movements and the impact each movement will have on individual components of the balance sheet. As of June 30, 2005, Flag’s simulation model shows that Flag’s balance sheet is asset-sensitive, meaning a rising rate environment would have a positive impact on Flag’s net interest income. The Company uses three standard scenarios — rates unchanged, rising rates, and declining rates — in analyzing interest rate sensitivity. At June 30, 2005, Flag’s simulation model indicated that a 100 basis points increase or decrease over the next twelve months would increase net interest income approximately 5.68%, and decrease net interest income approximately 8.99% in the rising and declining rate scenarios, respectively, versus the projection under unchanged rates. Management expects that the Federal Reserve will continue to raise interest rates in 2005.

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

At June 30, 2005, the Company had interest rate swaps and interest rate floors designated as cash flow hedges. No fair value hedges were outstanding. The following table summarizes the outstanding derivative instruments (dollars in thousands):

Interest Rate Swaps
Type	Transaction Date	___________ Term Date	Notional	Receive Rate	Pay Rate	Current Spread	Fair Value
Receive Fixed, Pay LIBOR Swap	June 2004	Dec 2005	$5,000	2.68%	3.32%	(0.64)%	$(26)
Receive Fixed, Pay LIBOR Swap	June 2004	June 2006	15,000	3.00%	3.32%	(0.32)%	(130)
Receive Fixed, Pay LIBOR Swap	June 2004	Dec 2006	5,000	3.27%	3.32%	(0.05)%	(50)
Total Received Fixed Swaps			$25,000	2.99%	3.32%	(0.33)%	$(206)

Interest Rate Floors
Type	Transaction Date	___________ Term Date	Notional	Strike Rate	Current Rate	Current Spread	Fair Value
Prime Based Floor	May 2005	May 2008	$50,000	5.50%	6.25%	(0.75)%	$49
Prime Based Floor	May 2005	May 2010	50,000	5.50%	6.25%	(0.75)%	209
Total Interest Rate Floors			$100,000	5.50%	6.25%	(0.75)%	$258

Flag Financial Corporation and Subsidiary
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2005, the change in net unrealized gain of $52,000, pretax, for derivatives designated as cash flow hedges is separately disclosed in comprehensive income. No hedging ineffectiveness on cash flow hedges was recognized during the six months ended June 30, 2005.

Capital
At June 30, 2005, the capital ratios of Flag and the Bank were adequate compared to the minimum regulatory capital requirements. Minimum regulatory capital levels for banks and holding companies require Tier 1 capital (core capital accounts less intangible assets) to risk-weighted assets of at least 4%, total capital (tier 1 capital plus a portion of the allowance for loan losses) to risk-weighted assets of 8%, and tier 1 capital to average assets of at least 4%.

On April 15, 2004, the Company closed a private offering of 14,000 floating rate Capital Securities offered and sold by Flag Financial Corporation Statutory Trust (the “Trust”) having a liquidation amount of $1,000 each. The proceeds from such issuances, together with the proceeds of the related issuance of common securities of the Trust purchased by the Company in the amount of $433,000, were invested in floating rate Junior Subordinated Debentures (the “2004 Debentures”) of the Company totaling $14.4 million. The 2004 Debentures are due April 15, 2034 and may be redeemed after five years, and sooner in certain specific events, including in the event that the certain circumstances render them ineligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required. Such debentures presently qualify as Tier 1 capital for regulatory reporting. The sole assets of the Trust are the 2004 Debentures. The 2004 Debentures are unsecured and rank junior to all senior debt of the Company and on par with the debentures issued in connection with the Company’s other trust preferred securities. The Company owns all of the common securities of the Trust. For the quarter ended June 30, 2005, the floating rate securities had a 5.92% interest rate, which will reset quarterly at the three-month LIBOR rate plus 2.75%.

On July 18, 2005, the Company closed a private offering of 10,000 floating rate Preferred Securities offered and sold by Flag Financial Corporation Statutory Trust II (”Trust II”) having a liquidation amount of $1,000 each. The proceeds from such issuances, together with the proceeds of the related issuance of common securities of Trust II purchased by the Company in the amount of $310,000, were invested in floating rate Junior Subordinated Debentures (the “2005 Debentures”) of the Company totaling $10.3 million. The 2005 Debentures are due September 30, 2035 and may be redeemed after five years, and sooner in certain specific events, including in the event that the certain circumstances render them ineligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required. Such debentures presently qualify as Tier 1 capital for regulatory reporting. The sole assets of Trust II are the 2005 Debentures. The 2005 Debentures are unsecured and rank junior to all senior debt of the Company and on par with the debentures issued in connection with the Company’s other trust preferred securities. The Company owns all of the common securities of Trust II. The floating rate securities will reset quarterly at the three-month LIBOR rate plus 1.50%. Flag intends to use the capital for the merger with First Capital and for other general operating purposes. It is likely that Flag will issue additional trust preferred securities prior to the close of the First Capital transaction. For more information see Management’s Discussion and Analysis of Financial Condition and Results of Operations - Mergers and Acquisitions.

In March 2004, Flag’s Board of Directors authorized a stock repurchase program covering an amount equal to 10% of the outstanding shares of Flag’s common stock. As of June 30, 2005, the Company has repurchased approximately 304,000 shares of the approximately 853,000 shares authorized to be purchased, at an average price of $12.91. See Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information about Flag’s share repurchases.

The following table reflects Flag’s capital position with respect to the regulatory minimums as of June 30, 2005 (in thousands):

	Actual Amount	%	Required Amount	%	Excess Amount	%

Total Capital (to Risk Weighted Assets)	$73,914	11.08%	$53,368	8.00%	$20,546	3.08%
Tier 1 Capital (to Risk Weighted Assets)	$65,559	9.83%	$26,684	4.00%	$38,875	5.83%
Tier 1 Capital (to Average Assets)	$65,559	7.93%	$33,073	4.00%	$32,486	3.93%

Flag Financial Corporation and Subsidiary
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision and Allowance for Loan Losses

Although loans have increased during the past year, Flag’s overall credit quality has also improved. In the quarter ended June 30, 2005, the Company had net recoveries to average loans of 0.03% compared to net recoveries of 0.05% in the same period last year. The combination of net recoveries and improving overall credit quality allowed Flag to maintain the adequacy of the allowance for loan losses with no provision for loan losses in the quarter ended June 30, 2005. Loan loss provision for the six months ended June 30, 2005, was $375,000, compared to $375,000 and $1,095,000 for the second quarter and first six months of 2004, respectively. Flag’s provision for the six month period ended June 30, 2004 included a $345,000 charge for specific credits taken in the first quarter of 2004.

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

The allowance for loan losses totaled $8.9 million at June 30, 2005, compared to $8.6 million and $7.5 million at December 31, 2004 and June 30, 2004, respectively. The allowance for loan losses to total loans outstanding remained relatively stable at 1.38% at June 30, 2005, compared to 1.42% at December 31, 2004 and 1.41% at June 30, 2004. The ratio of the allowance for loan losses to nonperforming loans improved to 2.53 times at June 30, 2005, from 2.00 times and 2.15 times at December 31, 2004 and June 30, 2004, respectively. An allocation of the allowance for loan losses has been made according to the respective amounts deemed necessary to provide for the probability of incurred losses within the various loan categories. Although other relevant factors are considered, management believes that the level of loan loss allowance at June 30, 2005, was adequate based primarily on previous charge-off experience, adjusted for risk characteristics associated with changes in the composition and growth in the loan portfolio, the specific circumstances of the concentrations in the nonaccrual loans and loans past due 90 days and still accruing, including the market value of collateral and economic conditions that may affect the borrowers’ ability to repay and such other factors which, in management’s judgment, deserve recognition under existing economic conditions.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Flag's allowance for loan losses. Such agencies may require Flag to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. For more information see Note 6 to the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operation - Nonperforming Assets.

Flag Financial Corporation and Subsidiary
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents an analysis of the allowance for loan losses for the three and six month periods ended (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Balance of allowance for loan losses at beginning of period	$8,862	$7,052	$8,602	$6,685
Provision charged to operating expense	-	375	375	1,095
Charge-offs:
Commercial	14	12	266	12
Real estate - mortgage	3	23	7	393
Consumer	20	66	31	147
Total charge-offs	37	101	304	552
Recoveries:
Commercial	67	90	125	137
Real estate - mortgage	14	42	90	68
Consumer	9	31	27	56
Total recoveries	90	163	242	261
Net charge-offs	(53)	(62)	62	291
Balance of allowance for loan losses at end of period	$8,915	$7,489	$8,915	$7,489

See “Critical Accounting Policies” for an explanation of our methodology for determining the appropriate level for the allowance and its effect on our results of operations.

Nonperforming Assets

Flag continues to focus on credit quality as evidenced by the improvement in its credit quality ratios. While loans continue to grow, nonperforming assets continue to decline. Nonperforming assets (nonaccrual loans, other real estate owned and repossessions) totaled $4.9 million at June 30, 2005, compared to $5.3 million at December 2004 and $5.9 million at June 30, 2004. Nonperforming assets to total assets were 0.57% at June 30, 2005, compared to 0.64% and 0.78% at December 31, 2004 and June 30, 2004, respectively. Nonaccrual loans decreased $1.2 million to $3.0 million at June 30, 2005, from $4.2 million at December 31, 2004. Loans past due 90 days and still accruing and other real estate owned increased to $543,000 and $1.4 million, respectively, at June 30, 2005, from $74,000 and $1.0 million, respectively, at June 30, 2004.

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

Flag Financial Corporation and Subsidiary
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes the nonperforming assets for the periods presented (in thousands):

	June 30, 2005	December 31, 2004	June 30, 2004

Loans on nonaccrual	$2,982	$4,224	$3,415
Loans past due 90 days and still accruing	543	74	63
Other real estate owned and repossessions	1,400	1,012	2,375
Total nonperforming assets	$4,925	$5,310	$5,853
Total nonperforming assets as a percentage of
total assets	0.57%	0.64%	0.78%

Results of Operations for the Three Month Periods Ended June 30, 2005 and 2004

Net income - Net income for the quarter ended June 30, 2005, was $2.3 million or $0.25 per diluted share, compared to $1.9 million or $0.21 per diluted share for the same quarter in 2004. Return on average assets was 1.09% and 1.07% for the quarter ended June 30, 2005 and 2004, respectively, while return on average equity was 12.96% and 11.59% for the same quarters.

Net interest income - Net interest income for the quarter ended June 30, 2005, was $9.2 million, an increase of $1.9 million or 25.7% from $7.4 million for the second quarter of 2004. Flag’s net interest margin (net interest income on a taxable-equivalent basis divided by average interest-earning assets) increased 22 basis points to 4.74% from 4.52% on average interest-earning assets of $789.4 million and $663.3 million for the quarters ended June 30, 2005 and June 30, 2004, respectively. In 2004, in anticipation of rising interest rates, Flag began to reposition its balance sheet to a more asset-sensitive position. A balance sheet is considered asset sensitive when its assets (loans and securities) reprice faster or to a greater extent than liabilities (deposits and borrowings). An asset-sensitive balance sheet will produce more net interest income when interest rates rise and less net interest income when interest rates decline. The Federal Reserve has increased the discount rate nine times since June 2004, increasing the rate from 1.0% to 3.25%. For more information on Flag’s asset and liability management program see Management’s Discussion and Analysis of Financial Condition and Results of Operation - Market Risk Sensitivity.

Interest income - Interest income for the quarter ended June 30, 2005, was $14.1 million, an increase of $4.0 million or 39.7% compared to $10.1 million in the same quarter in 2004. The increase is primarily due to higher levels of average loans coupled with increases in the yield on loans.

Interest income and fees on loans increased $3.7 million or 43.2% to $12.4 million for the quarter ended June 30, 2005, compared to $8.7 million in the same quarter last year. Average loans outstanding, including mortgage loans held-for-sale, during the quarter ended June 30, 2005, were $626.7 million compared to $507.4 million for the same quarter in 2004. The yield on loans in the quarter ended June 30, 2005, was 7.98%, an increase of 107 basis points from 6.91% in the same quarter last year. The increase in yield is primarily attributable to re-pricing of the adjustable rate loan portfolio as a result of the rising rate environment.

Interest income on investment securities remained stable at $1.3 million for the quarter ended June 30, 2005 and 2004. The average balance of investment securities decreased to $119.0 million in the quarter ended June 30, 2005, from $127.2 million in the second quarter of 2004. The decrease in the average balance is primarily due to calls and maturities of investment securities from June 30, 2004 to June 30, 2005. While the average balance of investment securities decreased, the yield on investment securities increased. The yield on investment securities increased 30 basis points to 4.57% in the quarter ended June 30, 2005, from 4.27% in the same quarter in 2004.

Interest on federal funds sold and other interest-bearing deposits in banks increased $230,000 or 232.3% in the quarter ended June 30, 2005, to $329,000 from $99,000 in the second quarter of 2004. Interest on federal funds sold and other interest-bearing deposits increased primarily as a result of an increase in the average balance of federal funds sold, resulting from the liquidation of investments, and an increase in the yields. The yield on federal funds sold and other interest-bearing deposits increased to 3.01% from 1.39% during the quarter ended June 30, 2005, compared to 2004. The increase in yield reflects the impact of the rise in the discount rate over the past 12 months.

Flag Financial Corporation and Subsidiary
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest expense - Interest expense for the quarter ended June 30, 2005, was $4.8 million, an increase of $2.1 million or 77.6% from $2.7 million in the same quarter in 2004. The increase is due to higher levels of average interest-bearing liabilities coupled with a rising interest rate environment. In the quarter ended June 30, 2005, average interest-bearing liabilities increased $124.7 million or 21.2% to $713.1 million from $588.5 million in the second quarter of 2004. Flag’s total cost of interest-bearing liabilities increased 86 basis points to 2.71% from 1.85% over the same period last year.

Interest expense on deposits increased $2.0 million or 82.4% to $4.4 million in the quarter ended June 30, 2005, from $2.4 million in the second quarter of 2004. The increase is due to both an increase in the average balance and cost of interest-bearing deposits. Average demand deposits (interest-bearing and noninterest-bearing) in the quarter ended June 30, 2005, were $390.0 million, an increase of $45.3 million or 13.1%, from $344.7 million in the second quarter of 2004. Average time deposits in the quarter ended June 30, 2005, were $313.5 million, an increase of $107.8 million or 52.4% from $205.8 million in the second quarter of 2004. The weighted average interest rate for interest-bearing demand deposits was 2.35% and 1.58% in the quarter ended June 30, 2005 and 2004, respectively. The weighted average interest rate for time deposits was 3.05% and 2.31% in the quarter ended June 30, 2005 and 2004, respectively. The increase in the weighted average interest rate is primarily attributable to increased pricing of Flag’s deposit products as a result of the rising rate environment.

Interest expense on FHLB advances and other borrowings for the quarter ended June 30, 2005, was $218,000, an increase of $36,000 or 19.8%, from $182,000 for the same quarter of 2004. Average FHLB advances and other borrowings in the quarter ended June 30, 2005, were $27.1 million, a decrease of $15.1 million or 35.7%, from $42.2 million in the same quarter of 2004. The increase in the weighted average rate to 3.22% in the quarter ended June 30, 2005, from 1.73% in the same period last year offset the decrease in average other borrowings.

Interest expense on junior subordinated debt was $213,000 for the quarter ended June 30, 2005, an increase of $95,000 or 80.5% from $118,000 for the same quarter of 2004. The weighted average balance increased $2.5 million or 20.5% to $14.4 million for the quarter ended June 30, 2005, from $12.0 million in the same quarter last year. The weighted average interest rate was 5.92% for the quarter ended June 30, 2005, compared to 3.96% for the same period of 2004.

Flag Financial Corporation and Subsidiary
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables reflect the average balances, the interest income or expense and the average yield and cost of the Company’s interest-earning assets and interest-bearing liabilities during the three month periods presented (dollars in thousands):

Consolidated Average Balance Sheets

	Three Months Ended June 30,
		2005			2004
	Average Balance	Interest Income/ Expense	Weighted Average Rate	Average Balance	Interest Income/ Expense	Weighted Average Rate

Assets:
Loans(1)	$626,664	$12,470	7.98%	$507,407	$8,722	6.91%
Taxable investment securities	112,172	1,225	4.38%	119,321	1,200	4.04%
Tax-exempt investment securities	6,791	130	7.65%	7,866	149	7.62%
Other interest-bearing deposits in banks	18,940	146	3.09%	14,989	65	1.74%
Federal funds sold	24,881	183	2.95%	13,675	34	1.00%
Total interest-earning assets	789,448	$14,154	7.19%	663,258	$10,170	6.17%
Noninterest-earning assets	56,399			51,954

Total assets	$845,847			$715,212

Liabilities and stockholders’ equity:
Interest-bearing demand deposits	$334,526	$1,962	2.35%	$301,740	$1,183	1.58%
Savings deposits	21,848	32	0.59%	22,442	32	0.57%
Time deposits	313,528	2,381	3.05%	205,760	1,183	2.31%
Total interest-bearing deposits	669,902	4,375	2.62%	529,942	2,398	1.82%
FHLB advances and other borrowings	27,121	218	3.22%	42,193	182	1.73%
Federal funds purchased	1,691	11	2.61%	4,354	14	1.29%
Junior subordinated debentures	14,433	213	5.92%	11,978	118	3.96%
Total interest-bearing liabilities	713,147	$4,817	2.71%	588,467	$2,712	1.85%
Noninterest-bearing demand deposits	55,448			42,929
Noninterest-bearing liabilities	6,069			17,505
Stockholders’ equity	71,183			66,311
Total liabilities and stockholders’ equity	$845,847			$715,212

Net interest rate spread		$9,337	4.48%		$7,458	4.32%
Taxable-equivalent adjustment		90			99
Net interest income, actual		$9,247			$7,359

Net interest-earning assets/net interest margin	$76,301		4.74%	$74,791		4.52%
Interest-earning assets as a percentage of interest-bearing liabilities			110.70%			112.71%
(1) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on a cash basis.

Noninterest income - Noninterest income for the quarter ended June 30, 2005 and 2004 totaled $2.6 million. Traditionally service charges on deposit accounts and revenues from mortgage banking activities have been the largest components of noninterest income. Service charges on deposit accounts decreased to $824,000 for the quarter ended June 30, 2005, a decrease of $134,000 or 14.0%, from $958,000 in the second quarter of 2004. While Flag maintained strong growth in deposits during the past year, much of the growth came from higher-balance money market and interest-bearing checking balances where customers carry balances sufficient to qualify for reduced or eliminated fees. Mortgage banking activities includes origination fees, service release premiums and the gain on the sales of mortgage loans held-for-sale. Mortgage banking activities totaled $687,000, an increase of $92,000 or 15.5%, compared to $595,000 in the second quarter of 2004.

Flag Financial Corporation and Subsidiary
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the quarter ended June 30, 2005, gain on sales of securities was $6,000, a decrease of $679,000, compared to $685,000 in the same quarter last year. Gain on sales of other real estate owned increased $93,000 to $131,000 in the quarter ended June 30, 2005, from $38,000 in the second quarter of 2004.

Other income increased $734,000 or 482.9% to $886,000 in the quarter ended June 30, 2005, compared to $152,000 in the same quarter last year. Payroll Solutions contributed $500,000 to other income in the quarter ended June 30, 2005. In the fourth quarter of 2004, Flag acquired Payroll Solutions a leading provider of payroll services. Other fees on loans, which are included in other income, increased $112,000 or 267.2% to $179,000 in the quarter ended June 30, 2005, compared to $67,000 in the second quarter of 2004. The rise in other loan fees is primarily due to increased loan production and fees generated by Flag’s correspondent and structured lending segments.

Noninterest expense - Noninterest expense for the quarter ended June 30, 2005, totaled $8.4 million, an increase of $1.7 million or 25.1%, compared to $6.7 million in the same quarter of 2004.

Salaries and employee benefits totaled $5.2 million, an increase of $1.1 million or 28.2%, from $4.1 million in the second quarter of 2004. The increase in salaries and benefits relates primarily to increases in loan origination staff in the metro Atlanta region and the addition of Payroll Solutions personnel totaling $339,000.

Occupancy expense for the quarter ended June 30, 2005, totaled $982,000, an increase of $119,000 or 13.8% from $863,000 in the second quarter of 2004. The increase in occupancy expense relates to expanded mortgage and construction offices and the addition of the Payroll Solutions offices.

Professional fees were $484,000 in the quarter ended June 30, 2005, an increase of $202,000 or 71.6%, compared to $282,000 in the same quarter of 2004. This increase is in part due to additional expenses related to compliance with the Sarbanes-Oxley Act.

Other noninterest expense totaled $902,000 for the quarter ended June 30, 2005, an increase of $134,000 or 17.5%, compared to $768,000 in the same quarter of 2004. Marketing expense totaled $176,000, an increase of $49,000 or 38.9%, from $127,000 in the second quarter of 2004. The increase in marketing expense is primarily attributable to advertising costs associated with building Flag’s metro Atlanta franchise. Similarly, travel and entertainment increased to $122,000 in the quarter ended June 30, 2005, an increase of $44,000 or 56.4% from $78,000 in the quarter ended June 30, 2005.

Income taxes - Income tax expense for the quarter ended June 30, 2005, totaled $1.1 million compared to $920,000 million for the same quarter of 2004. Flag’s effective tax rate increased slightly to 32.5% in the quarter ended June 30, 2005, compared to 32.4% in the same quarter of 2004.

Flag Financial Corporation and Subsidiary
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Six Month Periods Ended June 30, 2005 and 2004

Net income - Net income for the six months ended June 30, 2005, was $4.1 million or $0.45 per diluted share compared to net income of $4.0 million or $0.44 per diluted share for the same period in 2004. Return on average assets was 0.99% and 1.12% for the six months ended June 30, 2005 and 2004, respectively, while return on average equity was 11.74% and 12.07% for the same periods. Included in the 2004 earnings is an after-tax gain on the sale of its Thomaston, Georgia branch of approximately $1.47 million. In addition to the one-time gain, Flag had other charges to earnings of 2004, including credit related charges of approximately $376,000 after-tax and a charge relating to its benefit plans of approximately $234,000 after-tax. Excluding the effects of the one-time gain and other charges, earnings for the first six months of 2004 were approximately $3.2 million.

Net interest income - Net interest income for the six months ended June 30, 2005, was $17.8 million, an increase of $3.3 million or 23.0% from $14.5 million for the first six months of 2004. Flag’s net interest margin (net interest income on a taxable-equivalent basis divided by average interest-earning assets) increased 18 basis points to 4.65% from 4.47% on average interest-earning assets of $781.0 million and $661.4 million for the six months ended June 30, 2005 and June 30, 2004, respectively. In 2004, in anticipation of rising interest rates, Flag began to reposition its balance sheet to a more asset-sensitive position. A balance sheet is considered asset sensitive when its assets (loans and securities) reprice faster or to a greater extent than liabilities (deposits and borrowings). An asset-sensitive balance sheet will produce more net interest income when interest rates rise and less net interest income when interest rates decline. The Federal Reserve has increased the discount rate nine times since June 2004, increasing the rate from 1.0% to 3.25%. For more information on Flag’s asset and liability management program see Management’s Discussion and Analysis of Financial Condition and Results of Operation - Market Risk Sensitivity.

Interest income - Interest income for the six months ended June 30, 2005, was $26.9 million, an increase of $7.1 million or 36.0% compared to $19.7 million in the same period in 2004. The increase is primarily due to higher levels of average loans coupled with increases in the yield on loans.

Interest income and fees on loans increased $7.0 million or 41.9% to $23.8 million for the six months ended June 30, 2005, compared to $16.8 million in the same period last year. Average loans outstanding, including mortgage loans held-for-sale, during the six months ended June 30, 2005, were $618.5 million compared to $500.6 million for the first six months of 2004. The yield on loans in the six months ended June 30, 2005, was 7.80% and increase of 102 basis points from 6.78% in the same period last year. The increase in yield is primarily attributable to re-pricing of the adjustable rate loan portfolio as a result of the rising rate environment.

Interest income on investment securities decreased $368,000 or 13.4% to $2.4 million for the six months ended June 30, 2005, from $2.7 million for the same period in 2004. The decrease is the result of a decline in the average balance of investment securities coupled with a decline in the yield. The average balance of investment securities decreased to $116.8 million in the six months ended June 30, 2005, from $131.0 million in the first six months of 2004. The decrease in the average balance is primarily due to calls and maturities of investment securities from June 30, 2004 to June 30, 2005. The yield on investment securities decreased 12 basis points to 4.28% in the six months ended June 30, 2005, from 4.40% in the same period in 2004.

Interest on federal funds sold and other interest-bearing deposits in banks increased $431,000 or 216.6% in the six months ended June 30, 2005, to $630,000 from $199,000 in the first six months of 2004. Interest on federal funds sold and other interest-bearing deposits increased primarily as a result of an increase in the average balance of federal funds sold, resulting from the liquidation of investments, and an increase in the yields. The yield on federal funds sold and other interest-bearing deposits increased to 2.78% from 1.34% during the six months ended June 30, 2005, compared to 2004. The increase in yield reflects the impact of the rise in the discount rate over the past 12 months.

Interest expense - Interest expense for the six months ended June 30, 2005, was $9.0 million, an increase of $3.8 million or 71.8% from $5.3 million in the same period in 2004. The increase is due to higher levels of average interest-bearing liabilities coupled with a rising interest rate environment. In the six months ended June 30, 2005, average interest-bearing liabilities increased $107.9 million or 18.0% to $706.4 million from $598.5 million in the first six months of 2004. Flag’s total cost of interest-bearing liabilities increased 81 basis points to 2.58% from 1.77% over the same period last year.

Flag Financial Corporation and Subsidiary
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest expense on deposits increased $3.5 million or 73.7% to $8.2 million in the six months ended June 30, 2005, from $4.7 million in the same period in 2004. The increase is due to both an increase in the average balance and cost of interest-bearing deposits. Average demand deposits (interest-bearing and noninterest-bearing) in the six months ended June 30, 2005, were $388.2 million, an increase of $49.0 million or 14.4%, from $339.2 million in the first six months of 2004. Average time deposits in the six months ended June 30, 2005, were $306.7 million, an increase of $91.3 million or 42.4% from $215.4 million in the first six months of 2004. The weighted average interest rate for interest-bearing demand deposits was 2.19% and 1.53% in the six months ended June 30, 2005 and 2004, respectively. The weighted average interest rate for time deposits was 2.97% and 2.26% during the six months ended June 30, 2005 and 2004, respectively. The increase in the weighted average interest rate is primarily attributable to increased pricing of Flag’s deposit products as a result of the rising rate environment.

Interest expense on FHLB advances and other borrowings for the six months ended June 30, 2005, was $402,000, a slight increase of $16,000 or 4.1%, from $386,000 for the same period of 2004. Average FHLB advances and other borrowings in the six months ended June 30, 2005, were $27.6 million, a decrease of $26.9 million or 49.4%, from $54.6 million in the same period of 2004. An increase in the weighted average rate, offset the decrease in average other borrowings, increasing to 2.93% compared to 1.42% in the first six months of 2005 and 2004, respectively.

Interest expense on junior subordinated debt was $405,000 for the six months ended June 30, 2005, an increase of $287,000 from $118,000 for the same period of 2004. The weighted average balance increased $8.4 million or 240.6% to $14.4 million for the six months ended June 30, 2005, from $6.0 million in the same period last year. The weighted average interest rate was 5.66% for the six months ended June 30, 2005, compared to 3.95% for the same period of 2004.

Flag Financial Corporation and Subsidiary
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables reflect the average balances, the interest income or expense and the average yield and cost of the Company’s interest-earning assets and interest-bearing liabilities during the six month periods presented (dollars in thousands):

Consolidated Average Balance Sheets

	Six Months Ended June 30,
		2005			2004
	Average Balance	Interest Income/ Expense	Weighted Average Rate	Average Balance	Interest Income/ Expense	Weighted Average Rate

Assets:
Loans(1)	$618,473	$23,922	7.80%	$500,559	$16,883	6.78%
Taxable investment securities	110,031	2,221	4.07%	122,668	2,558	4.19%
Tax-exempt investment securities	6,818	258	7.63%	8,288	308	7.47%
Other interest-bearing deposits in banks	18,919	273	2.91%	15,015	129	1.73%
Federal funds sold	26,734	357	2.69%	14,890	70	0.95%
Total interest-earning assets	780,975	$27,031	6.98%	661,420	$19,948	6.07%
Noninterest-earning assets	56,999			53,496
Total assets	$837,974			$714,916

Liabilities and stockholders’ equity:
Interest-bearing demand deposits	$333,826	$3,624	2.19%	$294,412	$2,233	1.53%
Savings deposits	21,765	63	0.58%	23,605	67	0.57%
Time deposits	306,704	4,512	2.97%	215,391	2,421	2.26%
Total interest-bearing deposits	662,295	8,199	2.50%	533,408	4,721	1.78%
FHLB advances and other borrowings	27,629	402	2.93%	54,573	386	1.42%
Federal funds purchased	2,018	19	1.90%	4,528	29	1.29%
Junior subordinated debentures	14,433	405	5.66%	6,000	118	3.95%
Total interest-bearing liabilities	706,375	$9,025	2.58%	598,509	$5,254	1.77%
Noninterest-bearing demand deposits	54,396			44,811
Noninterest-bearing liabilities	6,779			5,028
Stockholders’ equity	70,424			66,568
Total liabilities and stockholders’ equity	$837,974			$714,916

Net interest rate spread		$18,006	4.40%		$14,694	4.30%
Taxable-equivalent adjustment		180			203
Net interest income, actual		$17,826			$14,491

Net interest-earning assets/net interest margin	$74,600		4.65%	$62,911		4.47%
Interest-earning assets as a percentage of interest-bearing liabilities			110.56%			110.51%
(1) Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on a cash basis.

Noninterest income - Noninterest income for the six months ended June 30, 2005, decreased $2.1 million or 28.7% to $5.2 million from $7.3 million in the first six months of 2004. In the first six months of 2004, noninterest income includes a $3.0 million pre-tax gain on the sale of Flag’s Thomaston, Georgia branch.

Traditionally service charges on deposit accounts and revenues from mortgage banking activities have been the largest components of noninterest income. Service charges on deposit accounts decreased to $1.6 million for the six months ended June 30, 2005, a decrease of $277,000 or 15.0%, from $1.9 million in the first six months of 2004. While Flag maintained strong growth in deposits during the past year, much of the growth came from higher-balance money market and interest-bearing checking balances where customers carry balances sufficient to qualify for reduced or eliminated fees. Mortgage banking activities includes origination fees, service release premiums and the gain on the sales of mortgage loans held-for-sale. Mortgage banking activities totaled $1.3 million, an increase of $142,000 or 12.6%, compared to $1.1 million in the first six months of 2004.

Flag Financial Corporation and Subsidiary
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the six months ended June 30, 2005, gain on sales of securities was $129,000, a decrease of $564,000, compared to $693,000 in the same period last year. Gain on sales of other real estate owned increased $187,000 to $222,000 in the six months ended June 30, 2005, from $35,000 in the first six months of 2004.

Other income increased $1.6 million or 515.5% to $1.9 million in the six months ended June 30, 2005, compared to $304,000 in the same period last year. Payroll Solutions contributed $1.1 million to other income in the six months ended June 30, 2005. In the fourth quarter of 2004, Flag acquired Payroll Solutions a leading provider of payroll services. Other fees on loans, which are included in other income, increased $212,000 or 281.2% to $329,000 in the six months ended June 30, 2005, compared to $117,000 in the first six months of 2004. The rise in other loan fees is primarily due to increased loan production and fees generated by Flag’s correspondent and structured lending segments.

Noninterest expense - Noninterest expense for the six months ended June 30, 2005, totaled $16.5 million, an increase of $1.8 million or 12.4%, compared to $14.7 million in the same period of 2004.

Salaries and employee benefits totaled $10.2 million, an increase of $1.4 million or 15.3%, from $8.9 million in the first six months of 2004. The increase in salaries and benefits relates primarily to increases in loan origination staff in the metro Atlanta region and the addition of Payroll Solutions personnel totaling $524,000. In the first six months of 2004, salaries and employee benefits included a $376,000 charge related to a recent accounting interpretation on expenses of deferred compensation plans.

Occupancy expense for the six months ended June 30, 2005, totaled $1.9 million, an increase of $165,000 or 9.3% from $1.8 million in the first six months of 2004. The increase in occupancy expense relates to expanded mortgage and construction offices and the addition of the Payroll Solutions offices.

Professional fees were $1.0 million in the six months ended June 30, 2005, an increase of $451,000 or 77.5%, compared to $582,000 in the same period of 2004. This increase is in part due to additional expenses related to compliance with the Sarbanes-Oxley Act.

Other noninterest expense totaled $1.8 million for the six months ended June 30, 2005, a decrease of $174,000 or 9.0%, compared to $1.9 million in the same period of 2004. Included in other noninterest expense in 2004, were real estate write-downs totaling $262,000, compared to $32,000 in the six months ended June 30, 2005, a decrease of $230,000 or 87.8%. Marketing expense totaled $313,000, an increase of $132,000 or 72.9%, from $181,000 in the first six months of 2004. The increase in marketing expense is primarily attributable to advertising costs associated with building Flag’s metro Atlanta franchise. Other outside service fees decreased in the six months ended June 30, 2005, to $238,000, a decrease of $109,000 or 31.4%, from $347,000 in the same period of 2004. In the first six months of 2004, other outside services included $145,000 charge related to the sale of the Thomaston branch.

Income taxes - Income tax expense for the six months ended June 30, 2005, totaled $2.0 million compared to $1.9 million for the same period of 2004. Flag’s effective tax rate decreased slightly to 32.3% in the six months ended June 30, 2005, compared to 32.6% in the same period of 2004. Flag’s lower effective tax rate relates to certain state income tax credits taken in the six months ended June 30, 2005.

Flag Financial Corporation and Subsidiary

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2005, there were no substantial changes in the composition of Flag’s market-sensitive assets and liabilities or their related market values from those reported as of December 31, 2004. The foregoing disclosures related to the market risk of Flag should be read in conjunction with Flag’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2004, included in Flag’s 2004 Annual Report on Form 10-K.

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

Part II. Other Information
Flag Financial Corporation and Subsidiary

Item 1.	Legal Proceedings - None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the quarter ended June 30, 2005 (in thousands):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part Of Publicly Announced Plans Or Programs (1)	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 through
April 30, 2005	-	-	1,551	549

May 1 through
May 31, 2005	-	-	1,551	549

June 1 through
June 30, 2005	-	-	1,551	549

Total			1,551	549

(1) On March 19, 2004, Flag Financial Corporation announced a stock repurchase plan. The Company’s Board of Directors authorized the repurchase of up to 10% of the Company’s outstanding shares of common stock. No expiration date was specified, and no shares were repurchased under or outside of the plan during the quarter ended June 30, 2005. As of June 30, 2005, the Company has repurchased 304,000 shares at an aggregate cost of $3.9 million.

Item 3.	Defaults upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The 2005 Annual Meeting of Shareholders was held on May 17, 2005.

(b)	Election of Directors

The following are the results of the votes cast by shareholders present at the 2005 annual meeting of Shareholders, by proxy or in person, for the following directors to serve until the 2008 Annual Meeting of Shareholders:

	For	Withhold

Stephen W. Doughty	6,601,401	60,430
John D. Houser	6,615,131	46,700
James W. Johnson	6,615,131	46,700

(c)	Ratifying the appointment of Porter Keadle Moore LLP, as independent accountants of the Company for the fiscal year ending December 31, 2005.
The shareholders voted 6,657,499 shares in the affirmative, 3,100 shares in the negative and no abstentions for the ratification and appointment of Porter Keadle Moore LLP as independent accountants for the Company for the fiscal year ending December 31, 2005.

Part II. Other Information
Flag Financial Corporation and Subsidiary

Item 5.	Other Information

Item 6.	Exhibits

31.1	Section 302 Certification by Chief Executive Officer
31.2	Section 302 Certification by Chief Financial Officer
32.1	Section 906 Certification by Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Flag Financial Corporation

/s/ Joseph W Evans
Joseph W. Evans
Chief Executive Officer

August 8, 2005

/s/ J. Daniel Speight
J. Daniel Speight
Chief Financial Officer

August 8, 2005