Form 10-Q
period 2005-09-30
FLAG FINANCIAL CORP
filed 2005-11-08
CIK 897509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Common stock, par value $1 per share: 8,546,086 shares outstanding as of November 2, 2005

Flag Financial Corporation and Subsidiary

Part I.	Financial Information

Item 1.	Financial Statements

FLAG FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	September 30, 2005	December 31, 2004	September 30, 2004
	(unaudited)	(audited)	(unaudited)
Assets

Cash and due from banks	$16,101	$13,345	$13,721
Other interest-bearing deposits in banks	5,946	13,397	15,852
Federal funds sold	24,578	13,574	18,826
Total cash and cash equivalents	46,625	40,316	48,399
Other interest-bearing deposits in banks	4,000	5,473	1,626
Investment securities available-for-sale	99,878	111,390	94,607
Other investments	12,332	13,161	13,211
Mortgage loans held-for-sale	10,401	10,688	6,666
Loans, net of allowance for loan losses of $9,511, $8,602 and $8,328, respectively	691,488	596,101	582,046
Premises and equipment, net	13,458	14,458	14,284
Intangible assets	20,986	20,919	16,246
Other assets	19,957	15,831	15,953
Total assets	$919,125	$828,337	$793,038

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing deposits	$57,372	$48,812	$42,679
Interest-bearing demand deposits	347,971	347,940	320,777
Savings	20,697	20,940	21,863
Time	358,766	289,155	277,998
Total deposits	784,806	706,847	663,317
Advances from Federal Home Loan Bank	25,000	25,000	40,000
Federal funds purchased and repurchase agreements	1,420	2,295	4,144
Other borrowings	-	4,300	-
Junior subordinated debentures	24,743	14,433	14,433
Other liabilities	8,504	6,260	6,106
Total liabilities	844,473	759,135	728,000

Preferred stock, 10,000,000 shares authorized, none issued and outstanding	-	-	-
Common stock , $1 par value, 20,000,000 shares authorized, 10,097,272, 10,053,572 and 9,810,849 shares issued and outstanding at September 30, 2005, December 31, 2004 and September 30, 2004, respectively	10,097	10,054	9,811
Additional paid-in capital	28,296	27,954	24,799
Retained earnings	49,875	44,642	43,460
Accumulated other comprehensive (loss) income	(112)	56	472
Less: Treasury stock at cost; 1,551,186 shares at September 30, 2005, December 31, 2004 and September 30, 2004	(13,504)	(13,504)	(13,504)
Total stockholders' equity	74,652	69,202	65,038
Total liabilities and stockholders' equity	$919,125	$828,337	$793,038

See accompanying notes to unaudited consolidated financial statements.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

	(unaudited)
Interest income:
Interest and fees on loans	$14,279	$9,515	$38,120	$26,313
Interest on investment securities	1,339	1,177	3,719	3,925
Interest on federal funds sold and other interest-bearing deposits in banks	315	121	945	320
Total interest income	15,933	10,813	42,784	30,558
Interest expense:
Interest on deposits:
Demand	2,339	1,343	5,963	3,576
Savings	35	32	98	99
Time	2,857	1,436	7,369	3,857
Interest on other borrowings	586	354	1,412	887
Total interest expense	5,817	3,165	14,842	8,419
Net interest income before provision for loan losses	10,116	7,648	27,942	22,139
Provision for loan losses	375	375	750	1,470
Net interest income after provision for loan losses	9,741	7,273	27,192	20,669
Noninterest income:
Service charges on deposit accounts	855	946	2,428	2,796
Mortgage banking activities	890	744	2,157	1,869
Fees on payroll services	542	-	1,622	-
Insurance commissions and brokerage fees	66	162	198	438
Gain on sale of branch	-	-	-	3,000
Gain on sales of other real estate owned	336	78	558	113
Gain on sales of investment securities available-for-sale	-	7	129	700
Other	345	317	1,136	621
Total noninterest income	3,034	2,254	8,228	9,537
Noninterest expense:
Salaries and employee benefits	5,539	4,480	15,759	13,347
Occupancy	977	974	2,915	2,747
Professional fees	429	235	1,462	817
Postage, printing and supplies	257	244	734	693
Communications	539	556	1,648	1,670
Other	1,114	808	2,876	2,744
Total noninterest expense	8,855	7,297	25,394	22,018
Earnings before provision for income taxes	3,920	2,230	10,026	8,188
Provision for income taxes	1,283	571	3,256	2,512
Net earnings	$2,637	$1,659	$6,770	$5,676

Basic earnings per share	$0.31	$0.20	$0.79	$0.67

Diluted earnings per share	$0.28	$0.19	$0.73	$0.63

See accompanying notes to unaudited consolidated financial statements.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)

Net earnings	$2,637	$1,659	$6,770	$5,676
Other comprehensive income, net of tax:
Unrealized gains (losses) on investment securities available-for-sale:
Unrealized gains (losses) arising during the period, net of income tax (benefit) of $165, $271, $7 and $(187), respectively	270	441	11	(306)
Reclassification adjustment for gains included in net earnings, net of income tax of $0, $3, $49 and $267, respectively	-	(4)	(80)	(433)
Unrealized losses on cash flow hedges, net of income tax (benefit) of $(80), $0, $(61) and $0, respectively	(131)	-	(99)	-
Other comprehensive income (loss)	139	437	(168)	(739)
Comprehensive income	$2,776	$2,096	$6,602	$4,937

See accompanying notes to unaudited consolidated financial statements.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Nine Months Ended September 30,
	2005	2004

Cash flows from operating activities:
Net earnings	$6,770	$5,676
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	1,484	2,322
Provision for loan losses	750	1,470
Gain on sale of branch office	-	(3,000)
Gain on sales of investment securities available-for-sale	(129)	(700)
Gain on sales of loans	(1,249)	(1,028)
(Gain) loss on disposals of premises and equipment	(23)	56
Gain on sales of other real estate owned	(558)	(113)
Change in:
Mortgage loans held-for-sale	1,536	(1,404)
Other assets and liabilities	(2,162)	(3,084)
Net cash provided by operating activities	6,419	195

Cash flows from investing activities:
Cash paid in branch sale	-	(14,141)
Net change in other interest-bearing deposits in banks	1,473	1,049
Proceeds from sales, calls and maturities of investment securities available-for-sale	81,449	65,603
Purchases of investment securities available-for-sale	(70,118)	(39,649)
Purchases of other investments	(242)	(750)
Proceeds from sales of other investments	1,071	3,160
Net change in loans	(98,629)	(123,110)
Proceeds from sale of other real estate owned	3,277	1,650
Proceeds from sale of premises and equipment	871	183
Purchases of premises and equipment	(1,013)	(1,136)
Purchases of cash surrender value life insurance	(186)	(115)
Net cash used in investing activities	(82,047)	(107,256)

Cash flows from financing activities:
Net change in deposits	77,959	128,502
Change in federal funds purchased and repurchase agreements	(875)	(2,453)
Change in other borrowings	(4,300)	1,400
Proceeds from FHLB advances	-	15,000
Payments of FHLB advances	-	(33,000)
Proceeds from issuance of junior subordinated debt	10,310	14,433
Purchase of treasury stock	-	(3,927)
Proceeds from exercise of stock options	385	278
Cash dividends paid	(1,542)	(1,510)
Net cash provided by financing activities	81,937	118,723

Net change in cash and cash equivalents	6,309	11,662
Cash and cash equivalents at beginning of period	40,316	36,737

Cash and cash equivalents at end of period	$46,625	$48,399

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

The consolidated financial information furnished herein represents all adjustments that are, in the opinion of management, necessary to present a fair statement of the results of operations, changes in cash flows and financial position for the periods covered herein and are normal and recurring in nature. For further information, refer to the consolidated financial statements and related notes included in Flag’s annual report on Form 10-K for the year ended December 31, 2004.

Note 2.	Mergers and Acquisitions

On May 26, 2005, Flag and First Capital Bancshares, Inc. (“First Capital”) entered into a definitive agreement for Flag to acquire First Capital. First Capital, a bank holding company, is headquartered in Norcross, Georgia and is the parent company of First Capital Bank, which operates five banking offices in the north metro Atlanta market. The acquisition of First Capital will significantly accelerate Flag’s growth strategy, more than doubling its presence in the metro Atlanta market. As of September 30, 2005, First Capital has approximately $675 million in assets. The consideration will be a combination of cash and stock with the transaction valued at approximately $123.0 million. Intangible assets of $86.3 million will result from the merger. The agreement has been approved by the board of directors and the shareholders of each company and is subject to regulatory approvals. The merger is expected to close in the fourth quarter of 2005.

To finance the First Capital merger, Flag anticipates it will issue an additional $15.0 million in trust preferred securities and plans to raise additional capital of up to $8.3 million through the exercise of the outstanding warrants to purchase up to 1.25 million shares of common stock. Flag issued the warrants during 2002, 2003 and 2004 in connection with a series of private placements of Flag common stock. The warrants were issued and sold at a price of $1.00 per warrant and have an original term of 10 years. In consideration for the selling shareholders’ agreement to forfeit the remaining term of the warrants and exercise them in connection with the merger, Flag has agreed to adjust the exercise prices of the warrants. Related parties hold 840,000 of the outstanding warrants with an original weighted exercise price of $9.10 per share and an adjusted weighted average exercise price of $6.51 per share.

Flag Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements

Note 3.	Recent Accounting Pronouncements

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, Flag currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation expense for employee stock options. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No.123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income earnings per share in Note 5 to our consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were insignificant. On April 14, 2005, the Securities and Exchange Commission (the “SEC”) announced a new rule that amends the compliance dates for SFAS No. 123(R). The SEC’s new rule allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005; consequently; Flag will adopt the standard in the first quarter of 2006.

Note 4.	Net Earnings Per Common Share

Net earnings per common share are based on the weighted average number of common shares outstanding during each period. The calculation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic earnings per share:
Net earnings	$2,637	$1,659	$6,770	$5,676

Weighted average common shares outstanding	8,546	8,263	8,533	8,416

Basic earnings per share	$0.31	$0.20	$0.79	$0.67

Diluted earnings per share:
Net earnings	$2,637	$1,659	$6,770	$5,676

Weighted average common shares outstanding	8,546	8,263	8,533	8,416
Effect of stock options and warrants	729	593	710	562
Total weighted average common shares and common stock equivalents	9,275	8,856	9,243	8,978

Diluted earnings per share	$0.28	$0.19	$0.73	$0.63

Note 5.	Stock-based Compensation

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

The following table illustrates the effect on net earnings and earnings per share if Flag had applied the fair value recognition provisions of SFAS No.123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net earnings as reported	$2,637	$1,659	$6,770	$5,676
Compensation expense determined by fair value method	(45)	(49)	(135)	(104)
Pro forma net earnings	$2,592	$1,610	$6,635	$5,572

Basic earnings per share:
As reported	$0.31	$0.20	$0.79	$0.67
Pro forma	$0.30	$0.19	$0.78	$0.66

Diluted earnings per share:
As reported	$0.28	$0.19	$0.73	$0.63
Pro forma	$0.28	$0.18	$0.72	$0.62

During the nine months ended September 30, 2005, Flag issued 81,500 options with a weighted average grant date fair value of $3.93 each. The fair value of each option was estimated on the date of grant using the Black-Scholes options-pricing model with the following assumptions: dividend yield ranged from 1.72% to 1.80%, volatility ranged from .2185 to .2225, risk free interest rate ranged from 4.24% to 4.36%, and an expected life of seven years.

Note 6.	Loans

Flag engages in a full complement of lending activities, including permanent residential mortgage loans, permanent residential construction loans, commercial mortgage loans, commercial business loans, financial loans, agricultural loans and consumer installment loans. Flag generally concentrates lending efforts on real estate related loans. As of September 30, 2005, Flag’s loan portfolio consisted of 53.8% real estate mortgage loans, including 1-4 family residential loans, multi-family loans and commercial real estate loans, 30.7% real estate construction loans, 13.2% commercial, financial and agricultural loans, and 2.3% consumer installment loans. While risk of loss is primarily tied to the credit quality of the various borrowers, risk of loss may also increase due to factors beyond Flag’s control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the real estate portfolio. Of the target areas of lending activities, commercial and financial loans are generally considered to have a greater risk of loss than real estate loans or consumer installment loans.

Loans are reported at outstanding unpaid balances and unamortized premiums or discounts on purchased loans. Balances within the major loans receivable categories are represented in the following table (in thousands):

	September 30, 2005	% of Total Loans	December 31, 2004	% of Total Loans	September 30, 2004	% of Total Loans

Commercial/financial/agricultural	$92,457	13.2%	$57,231	9.5%	$64,603	10.9%
Real estate - Construction	215,501	30.7%	176,111	29.1%	159,308	27.0%
Real estate - Mortgage	376,877	53.8%	355,575	58.8%	351,669	59.6%
Consumer installment loans	16,160	2.3%	15,644	2.6%	14,620	2.5%
Lease financing	4	-	142	-	174	-
Total loans	700,999	100.0%	604,703	100.0%	590,374	100.0%
Less: Allowance for loan losses	9,511		8,602		8,328
Total net loans	$691,488		$596,101		$582,046

Flag Financial Corporation and Subsidiary
Notes to Consolidated Financial Statements

Note 7.	Stock Repurchase Program

In March 2004, Flag’s Board of Directors authorized a stock repurchase program covering an amount equal to 10% of the outstanding shares of Flag’s common stock. As of September 30, 2005, the Company has repurchased approximately 304,000 shares of the approximately 853,000 shares authorized to be purchased, at an average price of $12.91.

Note 8.	Trust Preferred Securities

On July 18, 2005, the Company closed a private offering of 10,000 floating rate Preferred Securities offered and sold by Flag Financial Corporation Statutory Trust II (“Trust II”) having a liquidation amount of $1,000 each. The proceeds from such issuances, together with the proceeds of the related issuance of common securities of Trust II purchased by the Company in the amount of $310,000, were invested in floating rate Junior Subordinated Debentures (the “July 2005 Debentures”) of the Company totaling $10.3 million. The July 2005 Debentures are due September 30, 2035 and may be redeemed after five years, and sooner in certain specific events, including in the event that certain circumstances render them ineligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required. Such debentures presently qualify as Tier 1 capital for regulatory reporting. The sole assets of Trust II are the July 2005 Debentures. The July 2005 Debentures are unsecured and rank junior to all senior debt of the Company and on par with the debentures issued in connection with the Company’s other trust preferred securities. The Company owns all of the common securities of Trust II. For the quarter ended September 30, 2005, the floating rate securities had a 6.17% interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.50%. Flag intends to use the capital for the merger with First Capital and for other general corporate purposes. Flag anticipates it will issue additional trust preferred securities prior to the close of the First Capital transaction.

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

Unallocated amounts are particularly subjective and do not lend themselves to exact mathematical calculation. The unallocated amount represents estimated inherent credit losses which may exist, but have not yet been identified, as of the balance sheet date. In estimating the unallocated amount, we consider such matters as changes in the local or national economy, the depth or experience in the lending staff, any concentrations of credit in any particular industry group, and new banking laws or regulations. After we assess applicable factors, we evaluate the aggregate unallocated amount based on our management's experience. We then evaluate the resulting ALL balance by comparing the balance in the ALL to historical trends and peer information. Our management then evaluates the result of the procedures performed, including the result of our testing, and concludes on the appropriateness of the balance of the ALL in its entirety.

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

Overview

The Company’s net income for the quarter ended September 30, 2005, was $2.6 million, or $0.28 per diluted share, compared to net income of $1.7 million, or $0.19 per diluted share, for the September 30, 2004 quarter. Net income for the nine months ended September 30, 2005, was $6.8 million, or $0.73 per diluted share, compared to $5.7 million, or $0.63 per diluted share for the nine months ended September 30, 2004.

Net interest income grew 32.3% and 26.2% to $10.1 million and $27.9 million for the quarter and nine months ended September 30, 2005, respectively. Net interest income for the quarter and nine months ended September 30, 2004 was $7.6 million and $22.1 million, respectively. The improvement in net interest income resulted from an increase in average loans outstanding as well as an increase in the yield on loans of 175 basis points and 123 basis points to 8.39% and 7.98% for the quarter and nine months ended September 30, 2005, respectively. This compares to 6.64% and 6.75% for the same periods last year. Average loans outstanding grew $111.8 million and $117.8 million for the quarter and nine months ended September 30, 2005. Average interest-bearing deposits also increased by $121.0 million and $128.2 million, respectively, during the same periods. While the increase in average interest-bearing deposits was greater than the increase in average loans outstanding, the increase in the cost of interest-bearing deposits for the quarter and nine months ended September 30, 2005, was 103 basis points and 82 basis points, respectively.

Return on average assets for the quarter and nine months ended September 30, 2005, was 1.18% and 1.05%, respectively, compared to 0.87% and 1.04%, respectively, for the same periods in 2004. Return on average equity for the quarter and nine months ended September 30, 2005, was 14.46% and 12.67%, respectively, compared to 10.21% and 11.50%, respectively, for the same periods in 2004.

During the nine months ended September 30, 2005, Flag’s total assets increased by $90.8 million to $919.1 million from $828.3 million at December 31, 2004. Gross loans outstanding and total deposits have increased $96.3 million and $78.0 million, respectively, from December 31, 2004. Gross loans outstanding and total deposits in the metro Atlanta region grew $76.6 million and $99.3 million, respectively, during the same time period.

Nonperforming assets declined during the quarter ended September 30, 2005. Nonperforming assets were 0.49% of total assets at September 30, 2005, compared to 0.64% and 0.74% at December 31, 2004 and September 30, 2004, respectively. Net recoveries to average loans were 0.13% and 0.05% for the quarters ended September 30, 2005 and 2004, respectively. Net recoveries for the nine months ended September 2005 were 0.03% compared to net charge-offs of 0.06% for the nine months ended September 30, 2004. The allowance for loan losses at September 30, 2005, was 1.36% of gross loans outstanding compared to 1.42% at December 31, 2004 and 1.41% at September 30, 2004. The ratio of the allowance for loan losses to nonperforming loans was 2.75, 2.00 and 1.82 times at September 30, 2005, December 31, 2004 and September 30, 2004, respectively.

Mergers and Acquisitions

On May 26, 2005, Flag and First Capital Bancshares, Inc. (“First Capital”) entered into a definitive agreement for Flag to acquire First Capital. First Capital, a bank holding company, is headquartered in Norcross, Georgia and is the parent company of First Capital Bank, which operates five banking offices in the north metro Atlanta market. The acquisition of First Capital will significantly accelerate Flag’s growth strategy, more than doubling its presence in the metro Atlanta market. As of September 30, 2005, First Capital has approximately $675 million in assets. The consideration will be a combination of cash and stock with the transaction valued at approximately $123.0 million. Intangible assets of $86.3 million will result from the merger. The agreement has been approved by the board of directors and the shareholders of each company and is subject to regulatory approvals. The merger is expected to close in the fourth quarter of 2005.

To finance the First Capital merger, Flag anticipates it will issue an additional $15.0 million in trust preferred securities and plans to raise additional capital of up to $8.3 million through the exercise of the outstanding warrants to purchase up to 1.25 million shares of common stock. Flag issued the warrants during 2002, 2003 and 2004 in connection with a series of private placements of Flag common stock. The warrants were issued and sold at a price of $1.00 per warrant and have an original term of 10 years. In consideration for the selling shareholders’ agreement to forfeit the remaining term of the warrants and exercise them in connection with the merger, Flag has agreed to adjust the exercise prices of the warrants. Related parties hold 840,000 of the outstanding warrants with an original weighted exercise price of $9.10 per share and an adjusted weighted average exercise price of $6.51 per share.

Flag Financial Corporation and Subsidiary
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary Financial Data
The following table presents summary financial data for the previous five quarters (in thousands, except per share data).

	2005			2004
(unaudited)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
INCOME SUMMARY
Interest income	$15,933	$14,064	$12,787	$12,063	$10,813
Interest expense	5,817	4,817	4,208	3,639	3,165
Net interest income	10,116	9,247	8,579	8,424	7,648
Provision for loan losses	375	-	375	375	375
Noninterest income	3,034	2,592	2,602	1,931	2,254
Noninterest expense	8,855	8,422	8,117	7,490	7,297
Earnings before taxes	3,920	3,417	2,689	2,490	2,230
Income taxes	1,283	1,111	862	798	571
Net earnings	$2,637	$2,306	$1,827	$1,692	$1,659

PERFORMANCE RATIOS
Earnings per common share:
Basic	$0.31	$0.27	$0.21	$0.20	$0.20
Diluted	0.28	0.25	0.20	0.19	0.19
Cash dividends declared	0.06	0.06	0.06	0.06	0.06
Book value per share	8.74	8.47	8.24	8.14	7.87

Return on average equity	14.46%	12.96%	10.49%	10.25%	10.21%
Return on average assets	1.18%	1.09%	0.88%	0.86%	0.87%
Net interest margin	4.83%	4.74%	4.63%	4.62%	4.33%
Yield on interest-earning assets	7.59%	7.19%	6.84%	6.59%	6.11%
Cost of interest-bearing liabilities	3.05%	2.71%	2.44%	2.16%	1.94%
Efficiency ratio	67.76%	70.99%	71.83%	72.66%	74.00%
Net overhead ratio	2.60%	2.76%	2.66%	2.83%	2.64%
Dividend payout ratio	19.45%	22.16%	27.97%	30.14%	29.90%

ASSET QUALITY
Allowance for loan losses	$9,511	$8,915	$8,862	$8,602	$8,328
Nonperforming assets	4,507	4,925	6,740	5,310	5,907
Allowance for loan losses to loans	1.36%	1.38%	1.44%	1.42%	1.41%
Nonperforming assets to total assets	0.49%	0.57%	0.80%	0.64%	0.74%
Net (recoveries) charge-offs to average loans	(0.13)%	(0.03)%	0.08%	0.07%	(0.05)%

AVERAGE BALANCES
Gross loans outstanding	$672,860	$619,511	$603,412	$590,355	$566,691
Mortgage loans held-for-sale	11,846	7,153	6,780	6,156	6,240
Interest-earning assets	838,482	789,448	772,409	733,709	710,765
Total assets	895,843	845,847	830,013	786,976	762,679
Deposits	765,055	725,350	707,934	670,725	629,221
Stockholders’ equity	72,921	71,183	69,657	66,016	65,003
Common shares outstanding:
Basic	8,546	8,537	8,515	8,337	8,263
Diluted	9,275	9,231	9,268	8,993	8,856

AT PERIOD END
Gross loans outstanding	$700,999	$647,862	$615,115	$604,703	$590,374
Mortgage loans held-for-sale	10,401	9,106	7,271	10,688	6,666
Interest-earning assets	858,134	805,442	780,756	772,387	741,162
Total assets	919,125	862,509	840,415	828,337	793,038
Deposits	784,806	740,803	713,360	706,847	663,317
Stockholders’ equity	74,652	72,389	70,297	69,202	65,038
Common shares outstanding	8,546	8,546	8,528	8,503	8,260

Flag Financial Corporation and Subsidiary
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Financial Condition

Total assets were $919.1 million at September 30, 2005, an increase of $90.8 million or 11.0% from $828.3 million at December 31, 2004. Interest-earning assets (consisting of loans, investment securities, other interest-bearing deposits in banks and short-term investments) totaled $858.1 million or 93.4% of total assets at September 30, 2005, compared to $772.4 million or 93.2% of total assets at December 31, 2004. During the same period, stockholders’ equity increased $5.5 million or 7.9% to $74.7 million at September 30, 2005, compared to $69.2 million at December 31, 2004.

Loans

Gross loans outstanding (excluding mortgage loans held-for-sale) at September 30, 2005, totaled $701.0 million, an increase of $96.3 million or 15.9% from $604.7 million at December 31, 2004. The increase is primarily attributable to the Company’s continued growth in the metro Atlanta area. Loans in the metro Atlanta region grew to $456.0 million at September 30, 2005, compared to $379.4 million at December 31, 2004. As of September 30, 2005, loans in metro Atlanta represented 65.0% of gross loans outstanding. Mortgage loans held-for-sale totaled $10.4 million compared to $10.7 million at December 31, 2004. Flag concentrates its lending activities in several areas that management believes provides adequate diversification with acceptable yield and risk levels. These areas include, but are not limited to construction, commercial real estate, agricultural and correspondent lending (lending services to other community banks). For more information see Note 6 to the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations - Provision and Allowance for Loan Losses.

Investment Securities

The composition of the investment securities portfolio reflects management’s strategy of maintaining an appropriate combination of liquidity, interest-rate risk and yield. Flag seeks to maintain an investment portfolio with minimal credit risk, investing mostly in obligations of the United States Treasury or other state and federal governmental agencies. Investment securities at September 30, 2005, totaled $112.2 million, a decrease of $12.3 million or 9.9% from $124.6 million at December 31, 2004. Investment securities comprised 13.1% and 16.1% of interest-earning assets at September 30, 2005 and December 31, 2004, respectively.

Federal Funds Sold and Other Interest-bearing Deposits in Banks

Short-term investments (federal funds sold and other interest-bearing deposits in banks) totaled $30.5 million at September 30, 2005, a decrease of $3.6 million or 13.2% from $27.0 million at December 31, 2004. Short-term investments amounted to 3.6% of interest-earning assets at September 30, 2005 and 3.5% of interest-earning assets at December 31, 2004.

Premises and Equipment

Premises and equipment at September 30, 2005, totaled $13.5 million compared to $14.5 million at December 31, 2004. In the first quarter of 2005, Flag sold one of its banking centers with a net book value of $828,000 and recognized a pre-tax gain of $36,000. Flag maintains a branch location in the center under a lease agreement with the buyer.

Deposits and Other Funding

Total deposits at September 30, 2005, were $784.8 million, an increase of $78.0 million or 11.0% from $706.8 million at December 31, 2004. Core deposits offer the Bank a lower cost source of funds. Core deposits (noninterest-bearing demand deposits, interest-bearing demand deposits, and savings) were $426.0 million at September 30, 2005, compared to $417.7 million at December 31, 2004. Core deposits comprise 54.3% of the total deposit base at September 30, 2005 versus 59.1% at December 31, 2004. Total time deposits amounted to $358.8 million at September 30, 2005, compared to $289.2 million at December 31, 2004. Customer deposits represented 93.9% of total funding at September 30, 2005 and December 31, 2004. Total deposits in the Company’s metro Atlanta region increased $99.3 million or 27.3% to $463.0 million at September 30, 2005, compared to $363.7 million at December 31, 2004. Core deposits in the same region increased $46.6 million to $237.9 million at September 30, 2005, from $191.3 million at December 31, 2004. During the current quarter, Flag repaid the outstanding balance on a line of credit and has no outstanding other borrowings at September 30, 2005, compared to $4.3 million from December 30, 2004.

Flag Financial Corporation and Subsidiary
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank (“FHLB”) remained unchanged at $25.0 million at September 30, 2005 and December 31, 2004. Borrowings from the FHLB decreased during the past 12 months as a result of Flag’s successful implementation of its deposit sales program.

Junior Subordinated Debentures

Junior subordinated debentures increased $10.3 million to $24.7 million at September 30, 2005, compared to $14.4 million at December 31, 2004. On July 18, 2005, the Company closed a private offering of 10,000 floating rate Preferred Securities offered and sold by Flag Financial Corporation Statutory Trust II (“Trust II”) having a liquidation amount of $1,000 each. The proceeds from such issuances, together with the proceeds of the related issuance of common securities of Trust II purchased by the Company in the amount of $310,000, were invested in floating rate Junior Subordinated Debentures of the Company totaling $10.3 million. Flag intends to use the capital for the merger with First Capital and for other general corporate purposes. For more information see Note 8 to the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital.

Liquidity Management and Funding Sources

Liquidity management involves Flag’s ability to maintain adequate short-term assets to meet the cash flow expectations of depositors and other lending institutions and to provide funds for the growth in interest-earning assets on a timely and cost effective basis. Liquidity is managed daily by understanding the cash flow expectations of depositors and other lending institutions and maintaining enough liquid assets to meet these expectations.

Liquid assets (assets that can be easily converted to cash) at September 30, 2005, totaled $113.0 million and included cash and due from banks, federal funds sold and other interest-bearing deposits, unpledged investment securities available-for-sale and mortgage loans held-for-sale.

Deposits provide a significant portion of the Company’s cash flow needs and continue to provide a relatively stable, low cost source of funds. As of September 30, 2005, Flag had $405.3 million of deposits due on demand, $20.7 million in savings deposits and $277.9 million of time deposits and other borrowings due within one year. Other funding sources readily available to the Company are purchased funds, including wholesale funding sources. Wholesale funding sources include advances from the Federal Home Loan Bank, federal funds purchased and securities sold under agreements to repurchase. Flag maintains available lines of credit with other financial institutions. These include federal funds and other lines of credit totaling $72 million and a line of credit with the FHLB totaling $49 million. Flag also maintains a line of credit with the Federal Reserve Bank of Atlanta totaling $136 million. At September 30, 2005, $25.0 million of the available $257 million in total lines was advanced to Flag.

Cash flows from operations are also a source of liquidity. Net cash from operations results primarily from net income adjusted for certain items such as depreciation and amortization, provision for loan losses, gains on the sale of investments in real estate and timing differences from the sale of loans held for sale versus originations of loans held for sale.

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

The following table summarizes Flag’s off-balance sheet financial instruments whose contract amounts represent credit risk as of September 30, 2005 and December 31, 2004 (in thousands):

	2005	2004
Commitments to extend credit	$239,535	$142,036
Standby letters of credit	$10,165	$3,650

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

Historically, the average term to maturity or repricing (rate changes) of assets (primarily loans and investment securities) has exceeded the average repricing period of liabilities (primarily deposits and borrowings). Flag’s primary source of funding has been demand deposits (interest-bearing and noninterest-bearing) instead of time deposits and wholesale borrowings with longer maturities. This method of funding interest-earning assets has issues concerning interest rate risk, liquidity and profitability, all of which were contemplated and measured by the Company. Flag concluded that this strategy is the most profitable method of funding growth in interest-earning assets of the Company for the foreseeable future and has committed significant sales, marketing and training resources at being successful in this effort. Where interest rate risk is concerned, Flag considered factors such as account size, relationship strength and historical rate levels needed to remain competitive. Generally speaking, it is the opinion of management that these deposits are less sensitive to rate movements than the interest-earning assets they are funding. Flag uses an interest rate simulation model that uses management assumptions and theories regarding rate movements and the impact each movement will have on individual components of the balance sheet. As of September 30, 2005, Flag’s simulation model shows that Flag’s balance sheet is asset-sensitive, meaning a rising rate environment would have a positive impact on Flag’s net interest income. The Company uses three standard scenarios — rates unchanged, rising rates, and declining rates — in analyzing interest rate sensitivity. At September 30, 2005, Flag’s simulation model indicated that a 100 basis points increase or decrease over the next twelve months would increase net interest income approximately 5.23%, and decrease net interest income approximately 7.71% in the rising and declining rate scenarios, respectively, versus the projection under unchanged rates. Management expects that the Federal Reserve will continue to raise interest rates in 2005.

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

At September 30, 2005, the Company had interest rate swaps and interest rate floors designated as cash flow hedges. No fair value hedges were outstanding. The following table summarizes the outstanding derivative instruments (dollars in thousands):

Interest Rate Swaps

Type	Transaction Date	Term Date	Notional	Receive Rate	Pay Rate	Current Spread	Fair Value
Receive Fixed, Pay LIBOR Swap	June 2004	Dec 2005	$5,000	2.68%	3.8375%	(1.1575)%	$(17)

Receive Fixed, Pay LIBOR Swap	June 2004	June 2006	15,000	3.00%	3.8375%	(0.8375)%	(154)

Receive Fixed, Pay LIBOR Swap	June 2004	Dec 2006	5,000	3.27%	3.8375%	(0.5675)%	(76)

Total Received Fixed Swaps			$25,000	2.99%	3.8375%	(0.8475)%	$(247)

Interest Rate Floors

Type	Transaction Date	Term Date	Notional	Strike Rate	Current Rate	Current Spread	Fair Value
Prime Based Floor	May 2005	May 2008	$50,000	5.50%	6.75%	(1.25)%	$9

Prime Based Floor	May 2005	May 2010	50,000	5.50%	6.75%	(1.25)%	77

Total Interest Rate Floors			$100,000	5.50%	6.75%	(1.25)%	$86

As of September 30, 2005, the change in net unrealized losses of $160,000, pretax, for derivatives designated as cash flow hedges is separately disclosed in comprehensive income. No hedging ineffectiveness on cash flow hedges was recognized during the nine months ended September 30, 2005.

Capital

At September 30, 2005, the capital ratios of Flag and the Bank were adequate compared to the minimum regulatory capital requirements. Minimum regulatory capital levels for banks and holding companies require Tier 1 capital (core capital accounts less intangible assets) to risk-weighted assets of at least 4%, total capital (Tier 1 capital plus a portion of the allowance for loan losses) to risk-weighted assets of 8%, and Tier 1 capital to average assets of at least 4%.

On April 15, 2004, the Company closed a private offering of 14,000 floating rate Capital Securities offered and sold by Flag Financial Corporation Statutory Trust (the “Trust”) having a liquidation amount of $1,000 each. The proceeds from such issuances, together with the proceeds of the related issuance of common securities of the Trust purchased by the Company in the amount of $433,000, were invested in floating rate Junior Subordinated Debentures (the “2004 Debentures”) of the Company totaling $14.4 million. The 2004 Debentures are due April 15, 2034 and may be redeemed after five years, and sooner in certain specific events, including in the event that the certain circumstances render them ineligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required. Such debentures presently qualify as Tier 1 capital for regulatory reporting. The sole assets of the Trust are the 2004 Debentures. The 2004 Debentures are unsecured and rank junior to all senior debt of the Company and on par with the debentures issued in connection with the Company’s other trust preferred securities. The Company owns all of the common securities of the Trust. For the quarter ended September 30, 2005, the floating rate securities had a 6.32% interest rate, which will reset quarterly at the three-month LIBOR rate plus 2.75%.

Flag Financial Corporation and Subsidiary
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

On July 18, 2005, the Company closed a private offering of 10,000 floating rate Preferred Securities offered and sold by Flag Financial Corporation Statutory Trust II (“Trust II”) having a liquidation amount of $1,000 each. The proceeds from such issuances, together with the proceeds of the related issuance of common securities of Trust II purchased by the Company in the amount of $310,000, were invested in floating rate Junior Subordinated Debentures (the “July 2005 Debentures”) of the Company totaling $10.3 million. The July 2005 Debentures are due September 30, 2035 and may be redeemed after five years, and sooner in certain specific events, including in the event that certain circumstances render them ineligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required. Such debentures presently qualify as Tier 1 capital for regulatory reporting. The sole assets of Trust II are the July 2005 Debentures. The July 2005 Debentures are unsecured and rank junior to all senior debt of the Company and on par with the debentures issued in connection with the Company’s other trust preferred securities. The Company owns all of the common securities of Trust II. For the quarter ended September 30, 2005, the floating rate securities had a 6.17% interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.50%. Flag intends to use the capital for the merger with First Capital and for other general operating purposes. Flag anticipates it will issue additional trust preferred securities prior to the close of the First Capital transaction. For more information see Management’s Discussion and Analysis of Financial Condition and Results of Operations - Mergers and Acquisitions.

In March 2004, Flag’s Board of Directors authorized a stock repurchase program covering an amount equal to 10% of the outstanding shares of Flag’s common stock. As of September 30, 2005, the Company has repurchased approximately 304,000 shares of the approximately 853,000 shares authorized to be purchased, at an average price of $12.91. See Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information about Flag’s share repurchases.

The following table reflects Flag’s capital position with respect to the regulatory minimums as of September 30, 2005 (in thousands):

	Actual Amount	%	Required Amount	%	Excess Amount	%

Total Capital (to Risk Weighted Assets)	$86,819	11.96%	$58,089	8.00%	$28,730	3.96%
Tier 1 Capital (to Risk Weighted Assets)	$77,726	10.70%	$29,044	4.00%	$48,682	6.70%
Tier 1 Capital (to Average Assets)	$77,726	8.88%	$34,994	4.00%	$42,732	4.88%

Provision and Allowance for Loan Losses

Flag’s overall credit quality improved in the quarter ended September 30, 2005. Net recoveries to average loans were 0.13% and 0.05% for the quarters ended September 30, 2005 and 2004, respectively. Net recoveries for the nine months ended September 2005 were 0.03% compared to net charge-offs of 0.06% for the nine months ended September 30, 2004. Loan loss provision for each of the quarters ended September 30, 2005 and 2004 totaled $375,000. For the nine months ended September 30, 2005, loan loss provision totaled $750,000 compared to $1.5 million in the same period in 2004. Flag’s provision for the nine months ended September 30, 2004 included a $345,000 charge for specific credits taken in the first quarter of 2004.

The allowance for loan losses is established through provisions for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collection of the principal is unlikely. The allowance is an amount which, in management's judgment, will be adequate to absorb losses on existing loans that may become uncollectible.

The allowance for loan losses totaled $9.5 million at September 30, 2005, compared to $8.6 million and $8.3 million at December 31, 2004 and September 30, 2004, respectively. The allowance for loan losses to gross loans outstanding decreased slightly to 1.36% at September 30, 2005, compared to 1.42% at December 31, 2004 and 1.41% at September 30, 2004. The ratio of the allowance for loan losses to nonperforming loans improved to 2.75 times at September 30, 2005, from 2.00 times and 1.82 times at December 31, 2004 and September 30, 2004, respectively. Management considered the level of charge-offs and nonperforming loans, as well as the mix of nonperforming loans, in determining the level of allowance for loan losses.

Flag Financial Corporation and Subsidiary
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

An allocation of the allowance for loan losses has been made according to the respective amounts deemed necessary to provide for the probability of incurred losses within the various loan categories. Although other relevant factors are considered, management believes that the level of loan loss allowance at September 30, 2005, was adequate based primarily on previous charge-off experience, adjusted for risk characteristics associated with changes in the composition and growth in the loan portfolio, the specific circumstances of the concentrations in the nonaccrual loans and loans past due 90 days and still accruing, including the market value of collateral and economic conditions that may affect the borrowers’ ability to repay and such other factors which, in management’s judgment, deserve recognition under existing economic conditions.

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

The following table presents an analysis of the allowance for loan losses for the three and nine month periods ended (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Balance of allowance for loan losses at beginning of period	$8,915	$7,489	$8,602	$6,685
Allowance for loan losses added for acquisition	-	400	-	400
Provision charged to operating expense	375	375	750	1,470
Charge-offs:
Commercial	-	(78)	(266)	(90)
Real estate - mortgage	(39)	(9)	(46)	(402)
Consumer installment loans	(24)	(8)	(55)	(155)
Lease financing	(1)	-	(1)	-
Total charge-offs	(64)	(95)	(368)	(647)
Recoveries:
Commercial	38	65	163	202
Real estate - mortgage	238	68	328	136
Consumer installment loans	9	26	36	82
Total recoveries	285	159	527	420
Net recoveries (charge-offs)	221	64	159	(227)
Balance of allowance for loan losses at end of period	$9,511	$8,328	$9,511	$8,328

See “Critical Accounting Policies” for an explanation of our methodology for determining the appropriate level for the allowance and its effect on our results of operations.

Flag Financial Corporation and Subsidiary
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nonperforming Assets

Nonperforming assets (nonaccrual loans, loans past due 90 days and still accruing, other real estate owned and repossessions) totaled $4.5 million at September 30, 2005, compared to $5.3 million at December 2004 and $5.9 million at September 30, 2004. Nonperforming assets to total assets were 0.49% at September 30, 2005, compared to 0.64% and 0.74% at December 31, 2004 and September 30, 2004, respectively. Nonaccrual loans decreased $813,000 to $3.4 million at September 30, 2005, from $4.2 million at December 31, 2004. Loans past due 90 days and still accruing and other real estate owned and repossessions totaled $1.1 million at September 30, 2005 and December 31, 2004.

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

The following table summarizes the nonperforming assets for the periods presented (in thousands):

	September 30, 2005	December 31, 2004	September 30, 2004

Loans on nonaccrual	$3,411	$4,224	$4,557
Loans past due 90 days and still accruing	49	74	15
Other real estate owned and repossessions	1,047	1,012	1,335
Total nonperforming assets	$4,507	$5,310	$5,907
Total nonperforming assets as a percentage of total assets	0.49%	0.64%	0.74%

Flag Financial Corporation and Subsidiary
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Month Periods Ended September 30, 2005 and 2004

Net income - Net income for the quarter ended September 30, 2005, was $2.6 million or $0.28 per diluted share, compared to $1.7 million or $0.19 per diluted share for the same quarter in 2004. Return on average assets was 1.18% and 0.87% for the quarter ended September 30, 2005 and 2004, respectively, while return on average equity was 14.46% and 10.21% for the same quarters.

Net interest income - Net interest income for the quarter ended September 30, 2005, was $10.1million, an increase of $2.5 million or 32.3% from $7.6 million for the third quarter of 2004. Flag’s net interest margin (net interest income on a taxable-equivalent basis divided by average interest-earning assets) increased 50 basis points to 4.83% from 4.33% on average interest-earning assets of $838.5 million and $710.8 million for the quarters ended September 30, 2005 and September 30, 2004, respectively. In 2004, in anticipation of rising interest rates, Flag began to reposition its balance sheet to a more asset-sensitive position. A balance sheet is considered asset sensitive when its assets (loans and securities) reprice faster or to a greater extent than liabilities (deposits and borrowings). An asset-sensitive balance sheet will produce more net interest income when interest rates rise and less net interest income when interest rates decline. The Federal Reserve has increased the discount rate eight times since September 30, 2004, increasing the rate from 1.75% to 3.75%. For more information on Flag’s asset and liability management program see Management’s Discussion and Analysis of Financial Condition and Results of Operation - Market Risk Sensitivity.

Interest income - Interest income for the quarter ended September 30, 2005, was $15.9 million, an increase of $5.1 million or 47.4% compared to $10.8 million in the same quarter in 2004. The increase is primarily due to a higher level of average loans coupled with an increase in the yield on loans.

Interest income and fees on loans increased $4.8 million or 50.1% to $14.3 million for the quarter ended September 30, 2005, compared to $9.5 million in the same quarter last year. Average loans outstanding, including mortgage loans held-for-sale, during the quarter ended September 30, 2005, were $684.7 million compared to $572.9 million for the same quarter in 2004. The yield on loans in the quarter ended September 30, 2005, was 8.39%, an increase of 175 basis points from 6.64% in the same quarter last year. The increase in yield is primarily attributable to re-pricing of the adjustable rate loan portfolio as a result of the rising rate environment.

Interest income on investment securities increased $162,000 or 13.8% to $1.3 million for the quarter ended September 30, 2005, from $1.2 million in the same quarter in 2004. The average balance of investment securities increased to $116.2 million in the quarter ended September 30, 2005, from $110.1 million in the third quarter of 2004. The yield on investment securities increased 32 basis points to 4.76% in the quarter ended September 30, 2005, from 4.44% in the same quarter in 2004.

Interest on federal funds sold and other interest-bearing deposits in banks increased $194,000 or 160.3% in the quarter ended September 30, 2005, to $315,000 from $121,000 in the third quarter of 2004. Interest on federal funds sold and other interest-bearing deposits in banks increased primarily as a result of an increase in the average balance of federal funds sold and an increase in the yields. The yield on federal funds sold and other interest-bearing deposits increased to 3.32% from 1.73% during the quarter ended September 30, 2005, compared to 2004. The increase in yield reflects the impact of the rise in the discount rate over the past 12 months.

Interest expense - Interest expense for the quarter ended September 30, 2005, was $5.8 million, an increase of $2.7 million or 83.8% from $3.2 million in the same quarter in 2004. The increase is due to higher levels of average interest-bearing liabilities coupled with a rising interest rate environment. In the quarter ended September 30, 2005, average interest-bearing liabilities increased $107.8 million or 16.6% to $757.6 million from $649.8 million in the third quarter of 2004. Flag’s total cost of interest-bearing liabilities increased 111 basis points to 3.05% from 1.94% over the same period last year.

Flag Financial Corporation and Subsidiary
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest expense on deposits increased $2.4 million or 86.1% to $5.2 million in the quarter ended September 30, 2005, from $2.8 million in the third quarter of 2004. The increase is due to both an increase in the average balance and cost of interest-bearing deposits. Average interest-bearing demand deposits in the quarter ended September 30, 2005, were $367.3 million, an increase of $22.6 million or 6.5%, from $344.8 million in the third quarter of 2004. Average time deposits in the quarter ended September 30, 2005, were $341.1 million, an increase of $98.4 million or 40.5% from $242.7 million in the third quarter of 2004. The weighted average interest rate for interest-bearing demand deposits was 2.56% and 1.59% in the quarters ended September 30, 2005 and 2004, respectively. The weighted average interest rate for time deposits was 3.32% and 2.35% in the quarters ended September 30, 2005 and 2004, respectively. The increase in the weighted average interest rate is primarily attributable to increased pricing of Flag’s deposit products as a result of the rising rate environment.

Interest expense on FHLB advances and other borrowings for the quarter ended September 30, 2005, was $237,000, an increase of $75,000 or 46.3%, from $162,000 for the same quarter of 2004. Average FHLB advances and other borrowings in the quarter ended September 30, 2005, were $26.4 million, a decrease of $14.1 million or 34.8%, from $40.5 million in the same quarter of 2004. The increase in the weighted average rate to 3.56% in the quarter ended September 30, 2005, from 1.59% in the same period last year, offset the decrease in average other borrowings.

Interest expense on junior subordinated debt was $338,000 for the quarter ended September 30, 2005, an increase of $167,000 or 97.7% from $171,000 for the same quarter of 2004. The weighted average balance increased $6.9 million or 48.1% to $21.4 million for the quarter ended September 30, 2005, from $14.4 million in the same quarter last year. The weighted average interest rate was 6.27% for the quarter ended September 30, 2005, compared to 4.71% for the same period of 2004.

Flag Financial Corporation and Subsidiary
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables reflect the average balances, the interest income or expense and the average yield and cost of the Company’s interest-earning assets and interest-bearing liabilities during the three month periods presented (dollars in thousands):

Consolidated Average Balance Sheets

	Three Months Ended September 30,
		2005			2004
	Average Balance	Interest Income/ Expense	Weighted Average Rate	Average Balance	Interest Income/ Expense	Weighted Average Rate

Assets:
Loans(1)	$684,706	$14,326	8.39%	$572,931	$9,559	6.64%
Taxable investment securities	108,547	1,252	4.58%	102,537	1,094	4.24%
Tax-exempt investment securities	7,630	141	7.33%	7,527	134	7.11%
Other interest-bearing deposits in banks	18,322	153	3.31%	17,360	87	1.99%
Federal funds sold	19,277	162	3.33%	10,410	34	1.30%
Total interest-earning assets	838,482	$16,034	7.59%	710,765	$10,908	6.11%
Noninterest-earning assets	57,361			51,914

Total assets	$895,843			$762,679

Liabilities and stockholders’ equity:
Interest-bearing demand deposits	$346,211	$2,339	2.68%	$322,561	$1,343	1.66%
Savings deposits	21,120	35	0.66%	22,189	32	0.57%
Time deposits	341,115	2,857	3.32%	242,723	1,436	2.35%
Total interest-bearing deposits	708,446	5,231	2.93%	587,473	2,811	1.90%
FHLB advances and other borrowings	26,391	237	3.56%	40,452	162	1.59%
Federal funds purchased and repurchase agreements	1,392	11	3.14%	7,415	21	1.13%
Junior subordinated debentures	21,381	338	6.27%	14,433	171	4.71%
Total interest-bearing liabilities	757,610	$5,817	3.05%	649,773	$3,165	1.94%
Noninterest-bearing demand deposits	56,609			41,748
Noninterest-bearing liabilities	8,703			6,155
Stockholders’ equity	72,921			65,003
Total liabilities and stockholders’ equity	$895,843			$762,679

Net interest rate spread		$10,217	4.54%		$7,743	4.17%
Taxable-equivalent adjustment		101			95
Net interest income, actual		$10,116			$7,648

Net interest-earning assets/net interest margin	$80,872		4.83%	$60,992		4.33%
Interest-earning assets as a percentage of interest-bearing liabilities			110.67%			109.39%

(1)	Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on a cash basis.

Noninterest income - Noninterest income for the quarter ended September 30, 2005, increased $780,000 or 34.6% to $3.0 million compared to $2.3 million in the third quarter of 2004. Traditionally service charges on deposit accounts and revenues from mortgage banking activities have been the largest components of noninterest income. Service charges on deposit accounts decreased to $855,000 for the quarter ended September 30, 2005, a decrease of $91,000 or 9.6%, from $946,000 in the third quarter of 2004. While Flag maintained strong growth in deposits during the past year, much of the growth came from higher-balance money market and interest-bearing checking balances where customers carry balances sufficient to qualify for reduced or eliminated fees. Mortgage banking activities includes origination fees, service release premiums and the gain on the sales of mortgage loans held-for-sale. Mortgage banking activities totaled $890,000 for the quarter ended September 30, 2005, an increase of $146,000 or 19.6%, compared to $744,000 in the third quarter of 2004.

Flag Financial Corporation and Subsidiary
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Payroll Solutions generated fee income of $542,000 in the quarter ended September 30, 2005. Flag acquired Payroll Solutions, a leading provider of payroll services, in the fourth quarter of 2004..

Gains on sales of other real estate owned increased $258,000 to $336,000 in the quarter ended September 30, 2005, from $78,000 in the third quarter of 2004. In the quarter ended September 30, 2005, Flag recognized a $317,000 gain on the sale of 29.5 acres of land.

Other income increased $28,000 or 8.8% to $345,000 in the quarter ended September 30, 2005, compared to $317,000 in the same quarter last year.

Noninterest expense - Noninterest expense for the quarter ended September 30, 2005, totaled $8.9 million, an increase of $1.6 million or 21.4%, compared to $7.3 million in the same quarter of 2004.

Salaries and employee benefits totaled $5.5 million, an increase of $1.1 million or 23.6%, from $4.5 million in the third quarter of 2004. The increase in salaries and benefits relates primarily to increases in production personnel in the metro Atlanta region and the addition of Payroll Solutions personnel totaling $266,000. In the quarter ended September 30, 2005, salaries and employee benefits increased $843,000 million in metro Atlanta, excluding Payroll Solutions, and decreased $50,000 in the Company’s Central and West regions.

Occupancy expense for the quarters ended September 30, 2005 and 2004, totaled $977,000 and 974,000, respectively.

Professional fees were $429,000 in the quarter ended September 30, 2005, an increase of $194,000 or 82.6%, compared to $235,000 in the same quarter of 2004. This increase is in part due to additional expenses related to continued compliance with the Sarbanes-Oxley Act.

Other noninterest expense totaled $1.1 million for the quarter ended September 30, 2005, an increase of $306,000 or 37.9%, compared to $808,000 in the same quarter of 2004. Marketing expense totaled $250,000, an increase of $68,000 or 37.4%, from $182,000 in the third quarter of 2004. The increase in marketing expense is primarily attributable to advertising costs associated with building Flag’s metro Atlanta franchise. Similarly, travel and entertainment increased to $135,000 in the quarter ended September 30, 2005, an increase of $43,000 or 46.7% from $92,000 in the quarter ended September 30, 2004. Other outside service fees totaled $155,000 in the quarter ended September 30, 2005, an increase of $49,000 or 46.2% from $106,000 in the third quarter of 2004.

Income taxes - Income tax expense for the quarter ended September 30, 2005, totaled $1.3 million compared to $571,000 million for the same quarter of 2004. Flag’s effective tax rate increased to 32.7% in the quarter ended September 30, 2005, compared to 25.6% in the same quarter of 2004. Flag’s lower effective tax rate in the quarter ended September 30, 2004 relates to certain state income tax credits taken during the third quarter of 2004.

Flag Financial Corporation and Subsidiary
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Nine Month Periods Ended September 30, 2005 and 2004

Net income - Net income for the nine months ended September 30, 2005, was $6.8 million or $0.73 per diluted share compared to net income of $5.7 million or $0.63 per diluted share for the same period in 2004. Return on average assets was 1.05% and 1.04% for the nine months ended September 30, 2005 and 2004, respectively, while return on average equity was 12.67% and 11.50% for the same periods. Included in the 2004 earnings is an after-tax gain on the sale of its Thomaston, Georgia branch of approximately $1.47 million. In addition to the one-time gain, Flag had other charges to earnings of 2004, including credit related charges of approximately $376,000 after-tax and a charge relating to its benefit plans of approximately $234,000 after-tax. Excluding the effects of the one-time gain and other charges, earnings for the first nine months of 2004 were approximately $4.8 million.

Net interest income - Net interest income for the nine months ended September 30, 2005, was $27.9 million, an increase of $5.8 million or 26.2% from $22.1 million for the first nine months of 2004. Flag’s net interest margin (net interest income on a taxable-equivalent basis divided by average interest-earning assets) increased 27 basis points to 4.71% from 4.44% on average interest-earning assets of $800.4 million and $675.6 million for the nine months ended September 30, 2005 and 2004, respectively. In 2004, in anticipation of rising interest rates, Flag began to reposition its balance sheet to a more asset-sensitive position. A balance sheet is considered asset sensitive when its assets (loans and securities) reprice faster or to a greater extent than liabilities (deposits and borrowings). An asset-sensitive balance sheet will produce more net interest income when interest rates rise and less net interest income when interest rates decline. The Federal Reserve has increased the discount rate eight times since September 30, 2004, increasing the rate from 1.75% to 3.75%. For more information on Flag’s asset and liability management program see Management’s Discussion and Analysis of Financial Condition and Results of Operation - Market Risk Sensitivity.

Interest income - Interest income for the nine months ended September 30, 2005, was $42.8 million, an increase of $12.2 million or 40.0% compared to $30.6 million in the same period in 2004. The increase is primarily due to a higher level of average loans coupled with an increase in the yield on loans.

Interest income and fees on loans increased $11.8 million or 44.9% to $38.1 million for the nine months ended September 30, 2005, compared to $26.3 million in the same period last year. Average loans outstanding, including mortgage loans held-for-sale, during the nine months ended September 30, 2005, were $640.8 million compared to $523.0 million for the first nine months of 2004. The yield on loans in the nine months ended September 30, 2005, was 7.98% an increase of 123 basis points from 6.75% in the same period last year. The increase in yield is primarily attributable to re-pricing of the adjustable rate loan portfolio as a result of the rising rate environment.

Interest income on investment securities decreased $206,000 or 5.3% to $3.7 million for the nine months ended September 30, 2005, from $3.9 million for the same period in 2004. The decrease is the result of a decline in the average balance of investment securities. The average balance of investment securities decreased to $116.6 million in the nine months ended September 30, 2005, from $123.5 million in the first nine months of 2004. The yield on investment securities in the nine months ended September 30, 2005, was 4.44% compared to 4.43% in the same period in 2004.

Interest on federal funds sold and other interest-bearing deposits in banks increased $625,000 or 195.3% in the nine months ended September 30, 2005, to $945,000 from $320,000 in the first nine months of 2004. Interest on federal funds sold and other interest-bearing deposits increased primarily as a result of a higher average balance of federal funds sold and an increase in the yields. The yield on federal funds sold and other interest-bearing deposits in banks increased to 2.94% from 1.47% during the nine months ended September 30, 2005, compared to 2004. The increase in yield reflects the impact of the rise in the discount rate over the past 12 months.

Interest expense - Interest expense for the nine months ended September 30, 2005, was $14.8 million, an increase of $6.4 million or 76.3% from $8.4 million in the same period in 2004. The increase is due to higher levels of average interest-bearing liabilities coupled with a rising interest rate environment. In the nine months ended September 30, 2005, average interest-bearing liabilities increased $110.2 million or 18.0% to $723.6 million from $613.4 million in the first nine months of 2004. Flag’s total cost of interest-bearing liabilities increased 91 basis points to 2.74% from 1.83% over the same period last year.

Flag Financial Corporation and Subsidiary
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest expense on deposits increased $5.9 million or 78.3% to $13.4 million in the nine months ended September 30, 2005, from $7.5 million in the same period in 2004. The increase is due to both an increase in the average balance and cost of interest-bearing deposits. Average interest-bearing demand deposits in the nine months ended September 30, 2005, were $359.5 million, an increase of $33.7 million or 10.3%, from $325.8 million in the first nine months of 2004. Average time deposits in the nine months ended September 30, 2005, were $318.3 million, an increase of $94.5 million or 42.2% from $223.8 million in the first nine months of 2004. The weighted average interest rate for interest-bearing demand deposits was 2.25% and 1.51% in the nine months ended September 30, 2005 and 2004, respectively. The weighted average interest rate for time deposits was 3.10% and 2.30% during the nine months ended September 30, 2005 and 2004, respectively. The increase in the weighted average interest rate is primarily attributable to increased pricing of Flag’s deposit products as a result of the rising rate environment.

Interest expense on FHLB advances and other borrowings for the nine months ended September 30, 2005, was $639,000, an increase of $91,000 or 16.6%, from $548,000 for the same period of 2004. Average FHLB advances and other borrowings in the nine months ended September 30, 2005, were $26.8 million, a decrease of $22.8 million or 46.0%, from $49.6 million in the same period of 2004. An increase in the weighted average rate, offset the decrease in average other borrowings, increasing to 3.19% compared to 1.47% in the first nine months of 2005 and 2004, respectively.

Interest expense on junior subordinated debt was $743,000 for the nine months ended September 30, 2005, an increase of $454,000 from $289,000 for the same period of 2004. The weighted average balance increased $8.1 million or 92.8% to $16.8 million for the nine months ended September 30, 2005, from $8.7 million in the same period last year. The weighted average interest rate was 5.92% for the nine months ended September 30, 2005, compared to 4.44% for the same period of 2004.

Flag Financial Corporation and Subsidiary
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables reflect the average balances, the interest income or expense and the average yield and cost of the Company’s interest-earning assets and interest-bearing liabilities during the nine month periods presented (dollars in thousands):

Consolidated Average Balance Sheets

	Nine Months Ended September 30,
		2005			2004
	Average Balance	Interest Income/ Expense	Weighted Average Rate	Average Balance	Interest Income/ Expense	Weighted Average Rate

Assets:
Loans(1)	$640,793	$38,247	7.98%	$523,032	$26,443	6.75%
Taxable investment securities	109,530	3,473	4.24%	115,434	3,652	4.23%
Tax-exempt investment securities	7,092	399	7.51%	8,029	442	7.36%
Other interest-bearing deposits in banks	18,718	426	3.04%	15,748	216	1.83%
Federal funds sold	24,221	519	2.86%	13,331	104	1.04%
Total interest-earning assets	800,354	$43,064	7.19%	675,574	$30,857	6.10%
Noninterest-earning assets	57,122			52,770
Total assets	$857,476			$728,344

Liabilities and stockholders’ equity:
Interest-bearing demand deposits	$337,999	$5,963	2.36%	$302,789	$3,576	1.58%
Savings deposits	21,548	98	0.61%	23,043	99	0.57%
Time deposits	318,300	7,369	3.10%	223,782	3,857	2.30%
Total interest-bearing deposits	677,847	13,430	2.65%	549,614	7,532	1.83%
FHLB advances and other borrowings	26,807	639	3.19%	49,632	548	1.47%
Federal funds purchased and repurchase agreements	2,212	30	1.81%	5,481	50	1.22%
Junior subordinated debentures	16,774	743	5.92%	8,702	289	4.44%
Total interest-bearing liabilities	723,640	$14,842	2.74%	613,429	$8,419	1.83%
Noninterest-bearing demand deposits	55,142			43,619
Noninterest-bearing liabilities	7,428			5,497
Stockholders’ equity	71,266			65,799
Total liabilities and stockholders’ equity	$857,476			$728,344

Net interest rate spread		$28,222	4.45%		$22,438	4.27%
Taxable-equivalent adjustment		280			299
Net interest income, actual		$27,942			$22,139

Net interest-earning assets/net interest margin	$76,714		4.71%	$62,145		4.44%
Interest-earning assets as a percentage of interest-bearing liabilities			110.60%			110.13%

(1)	Nonaccrual loans are included in average balances and income on such loans, if recognized, is recognized on a cash basis.

Noninterest income - Noninterest income for the nine months ended September 30, 2005, decreased $1.3 million or 13.7% to $8.2 million from $9.5 million in the first nine months of 2004. In the first nine months of 2004, noninterest income includes a $3.0 million pre-tax gain on the sale of Flag’s Thomaston, Georgia branch.

Traditionally service charges on deposit accounts and revenues from mortgage banking activities have been the largest components of noninterest income. Service charges on deposit accounts decreased to $2.4 million for the nine months ended September 30, 2005, a decrease of $368,000 or 13.2%, from $2.8 million in the first nine months of 2004. While Flag maintained strong growth in deposits during the past year, much of the growth came from higher-balance money market and interest-bearing checking balances where customers carry balances sufficient to qualify for reduced or eliminated fees. Mortgage banking activities includes origination fees, service release premiums and the gains on sales of mortgage loans held-for-sale. Mortgage banking activities totaled $2.2 million, an increase of $288,000 or 15.4%, compared to $1.9 million in the first nine months of 2004.

Flag Financial Corporation and Subsidiary
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Payroll Solutions generated $1.6 million in fee income in the nine months ended September 30, 2005. Flag acquired Payroll Solutions, a leading provider of payroll services, in the fourth quarter of 2004.

In the nine months ended September 30, 2005, gains on sales of securities were $129,000, a decrease of $571,000, compared to $700,000 in the same period last year. Gains on sales of other real estate owned increased $445,000 to $558,000 in the nine months ended September 30, 2005, from $113,000 in the first nine months of 2004. In the quarter ended September 30, 2005, Flag recognized a $317,000 gain on the sale of 29.5 acres of land.

Other income increased $515,000 or 82.9% to $1.1 million in the nine months ended September 30, 2005, compared to $621,000 in the same period last year. Other miscellaneous income on loans, which are included in other income, increased $230,000 or 100.9% to $458,000 in the nine months ended September 30, 2005, compared to $228,000 in the first nine months of 2004. The rise in other miscellaneous income on loans is primarily due to increased loan activity generated by Flag’s correspondent and structured lending groups.

Noninterest expense - Noninterest expense for the nine months ended September 30, 2005, totaled $25.4 million, an increase of $3.4 million or 15.3%, compared to $22.0 million in the same period of 2004.

Salaries and employee benefits totaled $15.8 million in the nine months ended September 30, 2005, an increase of $2.4 million or 18.1%, from $13.3 million in the first nine months of 2004. The increase in salaries and benefits relates primarily to increases in production personnel in metro Atlanta and the addition of Payroll Solutions personnel totaling $789,000. In the nine months ended September 30, 2005, salaries and employee benefits increased $1.9 million in metro Atlanta, excluding Payroll Solutions, and decreased $276,000 in the Company’s Central and West regions. In the first nine months of 2004, salaries and employee benefits included a $376,000 charge related to deferred compensation plans.

Occupancy expense for the nine months ended September 30, 2005, totaled $2.9 million, an increase of $168,000 or 6.1% from $2.7 million in the first nine months of 2004.

Professional fees were $1.5 million in the nine months ended September 30, 2005, an increase of $645,000 or 79.0%, compared to $817,000 in the same period of 2004. This increase is in part due to additional expenses related to continued compliance with the Sarbanes-Oxley Act.

Other noninterest expense totaled $2.9 million for the nine months ended September 30, 2005, a decrease of $132,000 or 4.8%, compared to $2.7 million in the same period of 2004. Included in other noninterest expense in 2004, were real estate write-downs totaling $262,000, compared to $61,000 in the nine months ended September 30, 2005, a decrease of $201,000 or 229.5%. Marketing expense totaled $563,000, an increase of $200,000 or 55.1%, from $363,000 in the first nine months of 2004. The increase in marketing expense is primarily attributable to advertising costs associated with building Flag’s metro Atlanta franchise.

Income taxes - Income tax expense for the nine months ended September 30, 2005, totaled $3.3 million compared to $2.5 million for the same period of 2004. Flag’s effective tax rate increased to 32.5% in the nine months ended September 30, 2005, compared to 30.7% in the same period of 2004. Flag’s higher effective tax rate relates to certain state income tax credits taken in the nine months ended September 30, 2004.

Flag Financial Corporation and Subsidiary
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2005, there were no substantial changes in the composition of Flag’s market-sensitive assets and liabilities or their related market values from those reported as of December 31, 2004. The foregoing disclosures related to the market risk of Flag should be read in conjunction with Flag’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2004, included in Flag’s 2004 Annual Report on Form 10-K.

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

The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the quarter ended September 30, 2005 (in thousands):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part Of Publicly Announced Plans Or Programs (1)	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 through July 31, 2005	-	-	1,551	549

August 1 through August 31, 2005	-	-	1,551	549

September 1 through September 30,2005	-	-	1,551	549

Total			1,551	549

(1) On March 19, 2004, Flag Financial Corporation announced a stock repurchase plan. The Company’s Board of Directors authorized the repurchase of up to 10% of the Company’s outstanding shares of common stock. No expiration date was specified, and no shares were repurchased under or outside of the plan during the quarter ended September 30, 2005. As of September 30, 2005, the Company has repurchased 304,000 shares at an aggregate cost of $3.9 million.

Item 3.	Defaults upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information - None

Item 6.	Exhibits

31.1	Section 302 Certification by Chief Executive Officer
31.2	Section 302 Certification by Chief Financial Officer
32.1	Section 906 Certification by Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Flag Financial Corporation

/s/ Joseph W Evans
Joseph W. Evans
Chief Executive Officer

November 08, 2005

/s/ J. Daniel Speight
J. Daniel Speight
Chief Financial Officer

November 08, 2005