Form 10-K
period 2005-12-31
FLAG FINANCIAL CORP
filed 2006-03-16
CIK 897509

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

Large accelerated filer    ☐    Accelerated filer    ☒    Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s outstanding Common Stock held by non-affiliates of the Registrant on December 31, 2005, computed by reference to the closing price of the Common Stock on June 30, 2005, was approximately $207,572,652. There were 16,889,773 shares of Common Stock outstanding as of February 21, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

FLAG FINANCIAL CORPORATION

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2005

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

Flag provides several services through divisions of Flag Bank including mortgage services through Flag Mortgage, investment and insurance services through Flag Financial Services, payroll processing through Payroll Solutions and custom banking and cash management services through Smartstreet.

Flag’s web site address is www.flagbank.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports at the investor relations section of our web site. These reports are available on our web site as soon as reasonably practicable after we electronically file them with the SEC.

The Bank

Flag Bank is a state chartered bank organized under the laws of the State of Georgia with banking offices in the following cities and counties: Atlanta (Cobb County, DeKalb County, Fulton County and Gwinnett County), Unadilla (Dooly County), Vienna (Dooly County), Montezuma (Macon County), Buena Vista (Marion County), LaGrange (Troup County), Hogansville (Troup County), Jonesboro (Clayton County) and Cumming (Forsyth County), Georgia. Flag Bank was originally chartered in 1931 as Citizens Bank and became a wholly-owned subsidiary of the Company through a series of acquisitions commencing in 1998.

Flag Mortgage operates as a division of Flag Bank and operates mortgage loan production offices in Atlanta (Gwinnett County), Fayetteville (Fayette County), LaGrange (Troup County), Columbus (Muscogee County), Macon (Bibb County), Newnan (Coweta County), and Warner Robins (Houston County), Georgia.

Payroll Solutions operates as a division of Flag Bank and operates a payroll, human resources and benefits services office in Macon (Bibb County), Georgia. Smartstreet operates as a division of Flag Bank and offers custom banking and cash management services for community associations and management companies from its office in Norcross (Gwinnett County), Georgia.

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

The Company’s primary asset is its stock in the Bank. Accordingly, its financial performance is determined primarily by the results of operations of the Bank. For information regarding the consolidated financial condition and results of operations of the Company as of December 31, 2005 and 2004 and for the three years in the period ended December 31, 2005, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements of the Company and related notes presented in Part II hereof. All average balances presented in this report were derived based on daily averages.

Employees

As of December 31, 2005, the Company (including the Bank) had 346 full-time and 15 part-time employees. The employees are not represented by any collective bargaining unit, and the Company considers its relationship with its employees to be good.

Competition

The banking business in Georgia is highly competitive. The Bank competes not only with other banks and thrifts that are located in the same counties as the Bank and in surrounding counties, but with other financial service organizations including credit unions, finance companies, and certain governmental agencies. To the extent that the Bank must maintain noninterest earning reserves against deposits, it may be at a competitive disadvantage when compared with other financial service organizations that are not required to maintain reserves against substantially equivalent sources of funds. Also, other financial institutions with which the Bank competes may have substantially greater resources and lending capabilities due to the size of the organization.

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

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to “opt-in”, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to “opt-in” have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to “opt-in”. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to “opt-in” on a reciprocal basis will be through interstate merger.

Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2005, the Bank qualified for the well-capitalized category.

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

FDIC Insurance Assessments.  The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.32 per $100 of deposits for the first quarter of 2006.

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

The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies, as amended by the Fair and Accurate Credit Transactions Act, which became effective in 2004;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2005, the Bank’s ratio of total capital to risk-weighted assets was 10.32% and our ratio of Tier 1 Capital to risk-weighted assets was 9.07%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2005, our leverage ratio was 10.58%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

At December 31, 2005, the Bank could pay cash dividends of up to $4.8 million without prior regulatory approval.

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

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and the other information in this report before deciding to invest in shares of our common stock. While these are the risks and uncertainties that we believe are the most important for you to consider, they are not the only risks or uncertainties facing us or that may adversely affect our business. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

Our business is subject to the success of the local economies where we operate.

Our success depends significantly upon the growth in population, income levels, deposits and housing needs in our primary and secondary markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Adverse economic conditions in the State of Georgia or the metropolitan Atlanta area, including the loss of certain significant employers, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the State of Georgia or the metropolitan Atlanta area could adversely affect the value of our assets, our revenues, results of operations and financial condition.

Changes in economic conditions, particularly an economic slowdown, could hurt our business.

Our business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. Any deterioration in economic conditions could result in the following consequences, any of which could hurt our business materially:

*loan delinquencies may increase;

*problem assets and foreclosures may increase;

*demand for our products and services may decline; and

*collateral for loans made by us may decline in value, in turn reducing our clients’ borrowing power.

A downturn in the real estate market could hurt our business.

If there is a significant decline in real estate values in Georgia, the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans.

The results of operations of banking institutions are materially affected by general economic conditions, the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities as well as other factors that affect market rates of interest. Our profitability significantly depends on “net interest income,” which is the difference between interest income on interest-earning assets, like loans and investments, and interest expense on interest-bearing liabilities, like deposits and borrowings. Thus, any change in general market interest rates, whether as a result of changes in monetary policies of the Federal Reserve or otherwise, could have a significant effect on our net interest income. These changes are beyond our control and we cannot fully insulate ourselves from the effect of rate changes.

We may face risks with respect to future expansion and acquisitions or mergers.

We continuously seek to acquire other financial institutions or parts of those institutions and may engage in de novo branch expansion, acquisitions or mergers in the future. We may also consider and enter into new lines of business or offer new products or services. We also may receive future inquiries and have discussions with potential acquirors of us. Acquisitions and mergers involve a number of risks, including:

*the time and costs associated with identifying and evaluating potential acquisition and merger partners;

*the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution may not be accurate;

*the time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

*our inability to finance an acquisition and possible dilution to our existing shareholders;

*the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;

*entry into new markets where we lack experience;

*the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and

*the risk of loss of key employees and customers.

We may incur substantial costs to expand and we can give no assurance that such expansion will result in the levels of profits we seek.

There can be no assurance that our ongoing integration efforts with respect to our recent acquisition of First Capital Bancorp or any effort for future mergers or acquisitions will be successful. Also, we may issue equity securities, including common stock and securities convertible into shares of our common stock in connection with future acquisitions, which could cause ownership and economic dilution to our current shareholders. There is no assurance that, following our acquisition of First Capital Bancorp or any future merger or acquisition, our integration efforts will be successful or that our company, after giving effect to the acquisition, will achieve profits comparable to, or better than, our historical experience.

Our recent operating results may not be indicative of our future operating results.

We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. In addition, our recent and rapid growth, including our growth through mergers and acquisitions, may distort some of our historical financial ratios and statistics. In the future, we may not have the benefit of a favorable interest rate environment, a strong residential mortgage market, or the ability to find suitable candidates for acquisition. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We may at some point need to raise additional capital to support our continued growth. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may not be able to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

Increases in interest rates may negatively affect our earnings and the value of our assets.

Changes in interest rates may affect the level of our interest income, the primary component of our gross revenue, as well as the level of our interest expense, our largest recurring expenditure. In a period of rising interest rates, our interest expense could increase in different amounts and at different rates while the interest that we earn on our assets may not change in the same amounts or at the same rates. Accordingly, increases in interest rates could decrease our net interest income. In addition, an increase in interest rates may decrease the demand for consumer and commercial credit, including real estate loans, which would directly affect our asset growth and related fee income.

Changes in the level of interest rates also may negatively affect the value of our assets and our ability to realize gains from the sale of our assets, all of which will ultimately affect our earnings.

A decline in the market value of our assets may limit our ability to borrow additional funds or result in our lenders requiring additional collateral from us under our loan agreements. As a result, we could be required to sell some of our loans and investments under adverse market conditions, upon terms that are not favorable to us, in order to maintain our liquidity. If those sales are made at prices lower than the amortized costs of the investments, we will incur losses.

Our loan portfolio includes a substantial amount of commercial and industrial loans which include risks that may be greater than the risks related to residential loans.

Commercial and industrial loans generally carry larger loan balances and involve a greater degree of financial and credit risks than home equity loans or residential mortgage loans. Any significant failure to pay on time by our customers would hurt our earnings. The increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. In addition, when underwriting a commercial or industrial loan, we may take a security interest in commercial real estate and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risk for us under applicable environmental laws. If hazardous substances were discovered on any of these properties, we may be liable to governmental entities or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate or commercial project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, we may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may, to a greater extent than residential loans, be subject to adverse conditions in the real estate market or economy. If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our loan customers may not repay their loans according to the terms of these loans and the collateral securing the payment of these loans may be insufficient to assure repayment.

We may experience significant loan losses, which could have a material adverse effect on our operating results. Management makes various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses in an attempt to cover any loan losses which may occur. In determining the size of the allowance, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. As we expand into new markets, our determination of the size of the allowance could be understated due to our lack of familiarity with market-specific factors.

If our assumptions are wrong, our current allowance may not be sufficient to cover future loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio.

Material additions to our allowance would materially decrease our net income. In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a negative effect on our operating results.

Competition from financial institutions and other financial service providers may adversely affect our profitability.

The banking business is highly competitive and we experience competition in each of our markets from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as other super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere.

We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established and larger financial institutions. We may face a competitive disadvantage as a result of our smaller size, lack of geographic diversification and inability to spread our marketing costs across a broader market and can give no assurance that our competitive strategy will be successful.

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

The laws and regulations applicable to the banking industry could change from time to time and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

Risks associated with unpredictable economic and political conditions may be amplified as a result of our limited market areas.

Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. Because the majority of our borrowers are individuals and businesses located and doing business in Georgia, our success will depend significantly upon the economic conditions in Georgia or metropolitan Atlanta and the counties in which we maintain presence. Unfavorable economic conditions in Georgia or metropolitan Atlanta may result in, among other things, deterioration in credit quality or a reduced demand for credit and may harm the financial stability of our customers. Due to our limited market areas, these negative conditions may have a more noticeable effect on us than would be experienced by a larger institution more able to spread these risks of unfavorable local economic conditions across a large number of diversified economies.

We depend on our ability to attract and retain key personnel; we rely heavily on our management team, and the unexpected loss of key personnel may adversely affect our operations.

Our success to date has been influenced strongly by our ability to attract and to retain senior management experienced in banking and financial services. Retention of senior managers and appropriate succession planning will continue to be critical to the successful implementation of our strategies. It is also important as we grow to be able to attract and retain additional qualified senior and middle management. We maintain a limited number of key-man life insurance policies and maintain bank-owned life insurance policies on most of our executive and senior officers to offset liabilities under employment contracts. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results.

If a significant number of borrowers, guarantors and related parties fail to perform as required by the terms of their loans, we will sustain losses.

A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance, and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on our results of operations.

Our status as a holding company makes us dependent on dividends from Flag Bank to meet our obligations.

We are a holding company and conduct almost all of our operations through Flag Bank. We do not have any significant assets other than the stock of Flag Bank. Accordingly, we depend on the cash flow of Flag Bank to meet our obligations. Our right to participate in any distribution of earnings or assets of Flag Bank is subject to the prior claims of creditors of Flag Bank. Under federal and state law, Flag Bank is limited in the amount of dividends that Flag Bank can pay to us without prior regulatory approval. Also, bank regulators have the authority to prohibit Flag Bank from paying dividends if they think the payment would be an unsafe and unsound banking practice.

Our ability to pay dividends is limited and we may be unable to pay future dividends.

Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of Flag Bank to pay dividends to us is limited by its obligation to maintain sufficient capital and by other general restrictions applicable to Georgia banks and banks that are regulated by the FDIC. If we fail to satisfy these regulatory requirements, we will be unable to pay dividends on our common stock.

Failure to successfully execute our strategy could adversely affect our performance.

Our financial performance and profitability depend on our ability to execute our corporate growth strategy. Continued growth may present operating and other problems that could adversely affect our business, financial condition and results of operations. Accordingly, there can be no assurances that we will be able to execute our growth strategy or maintain the level of profitability that we have recently experienced.

Our internal operations are subject to a number of risks.

We are subject to certain operations risks, including, but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. We maintain a system of internal controls to mitigate against such occurrences and maintain insurance coverage for such risks that are insurable, but should such an event occur that is not prevented or detected by our internal controls and uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on our business, financial condition or results of operations.

The trading volume in our common stock has been low and the future sale of substantial amounts of our common stock in the public market could depress the price of our common stock.

The trading volume in our common stock on the Nasdaq National Market has been relatively low when compared with larger companies listed on the Nasdaq National Market or national stock exchanges. We cannot say with any certainty that a more active and liquid trading market for our common stock will develop. Because of this, it may be more difficult for an investor to sell a substantial number of shares for the same price at which he or she could sell a smaller number of shares. We cannot predict the effect, if any, that future sales of our common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of our common stock. We, therefore, can give no assurance that sales of substantial amounts of common stock in the market, or the potential for sales of large amounts of common stock in the market, would not cause the price of our common stock to decline or impair our future ability to raise capital through sales of our common stock.

There is fluctuation in the trading market for our common stock and investors may be unable to resell shares of our common stock at or above the price paid for them.

The price of our common stock has been, and will likely continue to be, subject to fluctuations based on, among other things, economic and market conditions for financial services companies and the stock market in general, as well as changes in investor perceptions of our company.

Our common stock is traded on the Nasdaq National Market under the symbol “FLAG.” The maintenance of an active public trading market depends, however, upon the existence of willing buyers and sellers, the presence of which is beyond our control or the control of any market maker, and there can be no assurance that investors will be able to resell shares at or above the price paid for them. The market price of our common stock could drop significantly if shareholders sell or are perceived by the market as intending to sell large blocks of our shares.

ITEM 2.    PROPERTIES

The executive offices of the Company are located at 3475 Piedmont Road, N.E., Suite 550, Atlanta, Georgia 30305. The Company leases this property. The Company and the Bank conduct business from facilities owned and leased by the Bank, all of which are in good condition and are adequate for the Bank’s current and foreseeable needs. The Company and Flag Bank provide services or perform operational functions at 27 locations, of which 13 locations are owned and 14 are leased. See “Item 1—Business” for a list of the locations in which the Company and the Bank have offices.

ITEM 3.    LEGAL PROCEEDINGS

The Company and the Bank are periodically involved as plaintiff or defendant in various other legal actions in the ordinary course of their business. We do not believe that such litigation presents a material risk to the Company’s business, financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted by the Company to a vote of its shareholders during the fourth quarter of 2005.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The following table sets forth the high and low sales prices for the Flag common stock, as reported by the NASDAQ Stock Market, and the cash dividends paid per share of common stock for the periods indicated.

Quarter	High	Low	Dividend
2005
Fourth	$17.05	$15.75	$0.06
Third	16.93	14.34	0.06
Second	16.07	14.07	0.06
First	16.00	14.52	0.06

2004
Fourth	$15.44	$13.33	$0.06
Third	14.10	12.84	0.06
Second	13.15	12.25	0.06
First	13.40	12.45	0.06

Subject to board approval, the Company pays quarterly dividends on the first business day of January, April, July and October. See “Item 1—Business—Supervision and Regulation—Payment of Dividends” for information regarding regulatory restrictions on the Company’s ability to pay dividends.

The Company’s ability to pay cash dividends is further subject to continued payment of interest that is owed on junior subordinated debentures issued in connection with the Company’s prior issuances of trust preferred securities. As of December 31, 2005, the Company had approximately $46.8 million of junior subordinated debentures outstanding. The Company has the right to defer payment of interest on each of the junior subordinated debentures for a period not exceeding 20 consecutive quarters. If the Company defers, or fails to make, interest payments on the junior subordinated debentures, the Company will be prohibited, subject to certain exceptions, from paying cash dividends on common stock until all deferred interest is paid and interest payments on the junior subordinated debentures resumes.

The Company did not repurchase any shares of its common stock during the fourth quarter of 2005.

ITEM 6.     SELECTED FINANCIAL DATA

The following selected financial data is derived from and should be read in conjunction with our consolidated financial statements, which are included elsewhere in this report.

(In thousands except per share data)	2005	2004	2003	2002	2001
FOR THE YEAR
Net interest income	$39,745	30,564	25,987	24,302	23,980
Provision for loan losses	750	1,845	1,321	4,549	2,488
Noninterest income	9,463	11,468	10,365	7,395	10,668
Noninterest expense	34,282	29,509	26,202	31,005	25,701
Income taxes	4,600	3,310	2,724	(2,028)	1,753
Extraordinary item	-	-	-	165	696
Net earnings (loss)	9,576	7,368	6,105	(1,994)	4,010

PER COMMON SHARE
Basic earnings (loss) per share	$1.01	0.88	0.72	(0.24)	0.51
Diluted earnings (loss) per share	0.96	0.82	0.67	(0.24)	0.51
Cash dividends declared	0.24	0.24	0.24	0.24	0.24
Book value	11.79	8.14	7.65	7.24	7.33

KEY PERFORMANCE RATIOS
Return on average assets	0.99%	0.99%	0.95%	(0.36)%	0.72%
Return on average stockholders’ equity	11.12%	11.19%	9.64%	(3.39)%	7.12%
Net interest margin, tax equivalent basis	4.50%	4.48%	4.50%	4.86%	4.83%
Efficiency ratio	69.67%	70.21%	72.08%	97.82%	74.18%
Dividend payout ratio	21.46%	27.38%	33.35%	N/A	46.27%
Average equity to average assets	8.94%	8.86%	9.81%	10.49%	10.04%

CREDIT QUALITY RATIOS
Allowance for loan losses	$16,779	8,602	6,685	6,888	7,345
Nonperforming assets	6,937	5,310	7,426	11,083	20,547
Allowance for loan losses to loans	1.37%	1.42%	1.38%	1.80%	1.95%
Nonperforming assets to total assets	0.41%	0.64%	1.05%	1.74%	3.60%
Net (recoveries) charge-offs to average loans	(0.14)%	0.06%	0.37%	1.37%	0.45%

AT YEAR END
Loans, net	$1,205,046	596,101	477,095	374,784	368,967
Earning assets	1,512,312	772,387	647,481	569,755	512,942
Assets	1,702,861	828,337	703,857	636,131	570,202
Deposits	1,283,952	706,847	570,570	509,731	440,582
Stockholders’ equity	204,800	69,202	65,260	60,749	54,023
Common shares outstanding, net of treasury	16,874	8,503	8,528	8,394	7,370

AVERAGE BALANCES
Loans	$712,590	541,502	417,395	366,571	378,867
Earning assets	892,598	690,187	587,484	511,737	508,752
Assets	963,281	743,082	645,430	560,984	560,816
Deposits	804,854	612,712	516,067	442,645	449,985
Stockholders’ equity	86,111	65,854	63,299	58,865	56,294
Weighted average shares outstanding - basic	9,440	8,396	8,471	8,201	7,808
Weighted average shares outstanding - diluted	10,007	8,982	9,063	N/A	7,844

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Flag Financial Corporation (“Flag” or the “Company”) is a bank holding company that owns 100 percent of the common stock of Flag Bank (the “Bank”). The Bank is a full-service, retail oriented bank primarily engaged in retail banking, small business, residential and commercial real estate lending and mortgage banking. Flag also owns Flag Financial Corporation Statutory Trust, Flag Financial Statutory Trust II, Flag Financial Statutory Trust III and First Capital Statutory Trust, subsidiaries whose sole purpose was to issue Trust Preferred Securities.

The following discussion focuses on significant changes in the financial condition and results of operations of Flag during the three years ended December 31, 2005. This discussion and the financial information contained herein are presented to assist the reader in understanding and evaluating the financial condition, results of operations and future prospects of Flag and should be read as a supplement to and in conjunction with the Consolidated Financial Statements and Related Notes.

Executive Summary

Earnings - Flag recorded record earnings in 2005 of $9.6 million, or $0.96 per diluted share, an increase of 30% from $7.4 million, or $0.82 per diluted share, in 2004. In 2005, Flag continued to grow its earnings through balance sheet growth while remaining focused on improvements in credit quality.

Flag continued building its metro Atlanta franchise through its merger with First Capital Bancorp (“First Capital”). Flag completed its acquisition of First Capital on November 21, 2005. The acquisition gives Flag total assets of $1.7 billion and 27 offices in metro Atlanta, western and central Georgia. Results of operations from the former First Capital are included in Flag’s annual results from the date of the merger. See Note 2 to the Consolidated Financial Statements for additional information.

Net interest income improved $9.2 million or 30.0% to $39.7 million in 2005 from $30.6 million in 2004. Average interest-earning assets grew $202.4 million or 29.3% in 2005 compared to 2004 while average interest-bearing liabilities increased $172.7 million or 27.5%. In 2005, the yield on interest-earning assets increased to 7.13% from 6.23% in 2004 while the cost of interest-bearing liabilities increased to 2.94% from 1.92% in 2004. The inclusion of First Capital’s loan and investment portfolios during the fourth quarter of 2005 caused a decline in the yield in interest-earning assets while at the same time the cost of interest-bearing liabilities increased.

Noninterest income decreased $2.0 million or 17.5% to $9.5 million in 2005 compared to $11.5 million for 2004. Noninterest income in 2005 includes pre-tax losses on sales of investment securities of $1.1 million. Flag initiated a repositioning of its balance sheet in the fourth quarter ended December 31, 2005 and sold $67.6 million in fixed-rate investments recognizing pre-tax losses on sales of investment securities of $1.2 million. While this action resulted in a current charge to earnings, management believes the end result will be an expanded net interest margin, an improved interest rate risk position and increased profitability. In 2005, other noninterest income includes fees generated by Payroll Solutions totaling $2.2 million. Flag purchased Payroll Solutions in December 2004 to expand the suite of services to customers by providing payroll, human resources and benefits services. Included in 2004 noninterest income, is a $3.0 million gain on the sale of Flag’s Thomaston, Georgia, branch and gains on sales of investment securities of $700,000.

Noninterest expense increased to $34.3 million in 2005, an increase of $4.8 million or 16.2%, compared to $29.5 million in 2004. Salaries and employee benefits increased $3.0 million, primarily as a result of an increase in production personnel in metro Atlanta and the addition of Payroll Solutions totaling $1.1 million in 2005. These additions were also a driving factor in increases in other noninterest expenses including occupancy and communications and data.

Balance Sheet Growth - Flag’s total assets grew by approximately $874.5 million or 105.6% in 2005. The Company’s balance sheet growth is primarily attributable to its merger with First Capital and its continued organic growth. Gross loans, including loans held for sale, increased $619.8 million as the Company continued to expand its lending activities in metropolitan Atlanta. Increases due to organic growth totaled $128.3 million while the merger with First Capital added gross loans of $491.5 million. Demand deposits (interest-bearing and noninterest-bearing) improved by $308.4 million or 77.7% during 2005 while total deposits grew by $577.1 million or 81.6% during 2005. Increases in deposits due to organic growth totaled $113.1 million while the merger with First Capital added deposits of $464.0 million. Organic balance sheet growth is principally attributable to Flag’s ability to successfully attract new customers in metropolitan Atlanta while continuing to grow its relationships with existing customers.

Credit Quality – The ratio of nonperforming assets to total assets continues to improve. Nonperforming assets were at 0.41% of total assets at December 31, 2005, compared to 0.64% at December 31, 2004. Past due and classified loan trends also improved in 2005. Annualized net recoveries to average loans were at 0.14% for the year ended December 31, 2005, compared to annualized net charge-offs of 0.06% for the year ended December 31, 2004. The improving credit quality at Flag is due largely to a comprehensive loan monitoring program as well as efforts that focus loan production efforts in areas management believes provide higher quality credits. The allowance for loan losses totaled $16.8 million at December 31, 2005, compared to $8.6 million at December 31, 2004. The allowance for loan losses represented 1.37% of gross loans at December 31, 2005, compared to 1.42% of gross loans at December 31, 2004. While the allowance for loan loss to gross loans decreased, the ratio of the allowance for loan losses to nonperforming loans increased to 2.89 times compared to 2.00 times. The increase in coverage corresponds directly with the improvement in credit quality during 2005. Also, reflecting the improvement in credit quality during 2005, is the decrease in loan loss provision for the year ended December 31, 2005, which totaled $750,000, compared to $1.8 million for the year ended December 31, 2004.

Acquisition and Disposition Activity

In November 2005 Flag acquired 100 percent of the outstanding common shares of First Capital, a bank holding company headquartered in Norcross, Georgia. First Capital was the parent company of First Capital Bank, a community bank with five banking offices in the north metro Atlanta market. The merger accelerated Flag’s strategy to continue to grow its presence in the metro Atlanta area. The consideration for the acquisition was a combination of cash and common stock with an aggregate purchase price of approximately $137.6 million. The total consideration consisted of $19.1 million in cash, approximately 6.9 million shares of Flag Financial common stock with a value of approximately $112.7 million and 784,000 in stock options with a value of approximately $5.8 million. See Note 2 to the Consolidated Financial Statements for additional information.

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

The ALL consists of two portions (1) allocated amounts representing the potential exposures on specifically identified credits and other exposures readily predictable by historical or comparative experience; and (2) an unallocated amount representative of inherent loss which is not readily identifiable. Even though the ALL is composed of two components, the entire ALL is available to absorb any credit losses. Allocated amounts are used on loans where management has determined that there is an increased probability or severity of loss than on the loan portfolio as a whole. We base the allocation for these unique loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. We then assign each risk-rating grade a loss ratio, which is determined based on the experience of management, discussions with banking regulators and our independent loan review process. We estimate losses on impaired loans based on estimated cash flows discounted at the loan’s original effective interest rate or based on the underlying collateral value. To the extent that management does not believe that a certain loan’s risk is appropriately represented by the risk rating grades, a specific review of the credit is performed which would result in a specific allocation for that particular loan.

Unallocated amounts are particularly subjective and do not lend themselves to exact mathematical calculation. The unallocated amount represents estimated inherent credit losses which may exist, but have not yet been identified, as of the balance sheet date. In estimating the unallocated amount, we consider such matters as changes in the local or national economy, the depth or experience in the lending staff, any concentrations of credit in any particular industry group, and new banking laws or regulations. After we assess applicable factors, we evaluate the aggregate unallocated amount based on our management’s experience. We then evaluate the resulting ALL balance by comparing the balance in the ALL to historical trends and peer information. Our management then evaluates the result of the procedures performed, including the result of our testing, and concludes on the appropriateness of the balance of the ALL in its entirety.

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

See “Provision and Allowance for Loan Losses” for additional information.

Results of Operations

Net Income

Flag recorded record net earnings in 2005 of $9.6 million or $0.96 per diluted share, compared to net earnings in 2004 of $7.4 million or $0.82 per diluted share and net earnings in 2003 of $6.1 million or $0.67 per diluted share. Results of operations from the former First Capital are included in Flag’s annual results from the date of the merger.

Net Interest Income

Net interest income (the difference or spread between interest income on earning assets and interest expense on borrowed funds) is the largest component of Flag’s operating income. Flag manages net interest income in a manner that realizes the largest spread while accepting certain levels of credit, liquidity and interest rate risks. Managing these risks requires systems and processes to identify and evaluate these risks at various levels in the organization. Net interest income increased $9.2 million or 30.0% to $39.7 million in 2005, compared to $30.6 million and $26.0 million in 2004 and 2003, respectively. Flag’s change in net interest income during 2005 and 2004 was primarily the result of annual increases in average interest-earning assets of 29.3% and 17.5%, respectively.

Flag’s net interest margin, taxable equivalent (net interest income divided by average interest-earning assets) remained stable in 2005 at 4.50% compared to 4.48% in 2004 and 4.50% in 2003. The inclusion of First Capital’s loan and investment portfolios during the fourth quarter of 2005 caused a decline in the yield in interest-earning assets while at the same time the cost of interest-bearing liabilities increased. Flag has employed an aggressive growth strategy in earning assets for the last three years, resulting in double digit growth rates in earning assets in 2005, 2004 and 2003 and lower incremental margins than what Flag has historically managed.

Flag initiated a repositioning of its balance sheet designed to further reduce its exposure to an anticipated continued increase in interest rates and to improve net interest margin and net interest income levels. In the fourth quarter ended December 31, 2005, Flag sold $67.6 million in fixed-rate investments and reinvested the proceeds in a combination of fixed-rate and variable rate investments with a higher average yield. While this action resulted in a current charge to earnings, management believes the end result will be an expanded net interest margin, an improved interest rate risk position and increased future profitability.

Total interest income in 2005 increased $20.7 million or 48.5% to $63.3 million, compared to $42.6 million and $36.5 million in 2004 and 2003, respectively. The increase is primarily due to higher levels of average interest-earning assets which grew $202.4 million or 29.3% to $892.6 million during 2005 compared to $690.2 million and $587.5 million in 2004 and 2003, respectively. Yields on average interest-earning assets in 2005 increased to 7.13% compared to 6.23% and 6.29% in 2004 and 2003, respectively.

Interest income on loans increased $18.7 million or 50.6% to $55.8 million in 2005 compared to $37.1 million and $30.1 million in 2004 and 2003, respectively. Average loans outstanding (including mortgage loans held-for-sale) increased 31.6% in 2005 to $712.6 million, compared to average balances of $541.5 million and $417.4 million for 2004 and 2003, respectively. As a percentage of average interest-earning assets, loans outstanding averaged approximately 79.8% during 2005 compared to 78.5% in 2004 and 71.0% in 2003. The yield on loans outstanding (including mortgage loans held-for-sale) during 2005 was 7.86% compared to 6.88% and 7.25% during 2004 and 2003, respectively. The increase in yield is primarily attributable to re-pricing of the adjustable rate loan portfolio as a result of the rising rate environment.

Interest income on investments increased $812,000 or 16.0% to $5.9 million in 2005 compared to $5.1 million and $5.8 million in 2004 and 2003, respectively. Average investment securities increased $13.1 million or 10.9% to $132.9 million during 2005. This compares to averages of $119.8 million and $135.1 million for 2004 and 2003, respectively. As a percentage of average interest-earning assets, investment securities decreased to 14.9% from 17.4% in 2004 and from 23.0% in 2003. This downward trend is due to Flag’s reliable lending lines of business and the rapid growth in the Company’s loan portfolio since early 2002. Taxable equivalent yield on investment securities for 2005 was 4.58%, compared to 4.41% and 4.51% for 2004 and 2003, respectively.

Interest on federal funds sold and other interest-bearing deposits in banks increased $1.1 million or 221.3% to $1.6 million in 2005 compared to $494,000 and $619,000 in 2004 and 2003, respectively. Interest on federal funds sold and other interest-bearing deposits increased primarily as a result of a higher average balance of federal funds sold and an increase in the yields. Average federal funds sold and other interest-bearing deposits increased $18.3 million or 63.3% to $47.1 million compared to $28.9 million and $35.0 million in 2004 and 2003, respectively. The yield on federal funds sold and other interest-bearing deposits in banks increased to 3.37% in 2005 from 1.71% and 1.77% in 2004 and 2003, respectively. The increase in yield reflects the impact of the continued rise in the discount rate over the past 12 months. Short-term investments averaged approximately 5.3% of earning assets in 2005 compared to 4.2% of earning assets in 2004 and 6.0% in 2003.

Total interest expense in 2005 increased $11.5 million or 95.2% to $23.5 million, compared to $12.1 million in 2004 and $10.6 million in 2003. Increases in 2005, reflected both the increase in average interest-bearing liabilities and the rising interest rate environment experienced during the year. Average interest-bearing liabilities increased $172.7 million or 27.5% to $800.6 million in 2005 compared to $627.9 million and $534.6 million in 2004 and 2003, respectively. The cost of interest-bearing liabilities increased to 2.94% in 2005 compared to 1.92% and 1.97% in 2004 and 2003, respectively.

Interest expense on interest-bearing demand deposits (money market and interest-bearing checking accounts) increased $3.8 million or 74.2% to $8.9 million during 2005 compared to $5.1 million and $3.3 million in 2004 and 2003, respectively. The increase is the result of growth in average interest-bearing demand deposit balances and the cost of deposits. Average interest-bearing demand deposits increased $49.5 million or 15.9% to $361.9 million in 2005 compared to $312.4 million and $224.1 million in 2004 and 2003, respectively. The cost of interest-bearing demand deposits increased to 2.46% in 2005 compared to 1.64% and 1.49% in 2004 and 2003, respectively. Interest expense on time deposits increased $6.1 million or 109.5% to $11.7 million in 2005 compared to $5.6 million and $6.2 million in 2004 and 2003, respectively. Average time deposits increased $119.8 million or 51.2% compared to $233.8 million and $225.0 million in 2004 and 2003, respectively. The cost of time deposits increased to 3.31% in 2005 compared to 2.39% and 2.75% in 2004 and 2003, respectively. The increase in the cost of deposits is primarily attributable to increased pricing of Flag’s deposit products as a result of the rising rate environment.

Interest expense on FHLB advances and other borrowings increased $675,000 or 95.7% to $1.4 million in 2005 compared to $705,000 and $815,000 in 2004 and 2003, respectively. Average FHLB advances and other borrowings decreased $4.2 million or 9.4% to $39.8 million in 2005 from $44.0 million and $56.0 million in 2004 and 2003, respectively. While average FHLB advances and other borrowings declined, the interest costs associated with FHLB advances increased as a result of the rising rate environment. The cost of FHLB advances and other borrowings increased to 3.46% in 2005 compared to 1.60% and 1.45% in 2004 and 2003, respectively.

Interest expense on junior subordinated debt increased $874,000 or 192.9% to $1.3 million compared to $453,000 in 2004. Average junior subordinated debt increased $11.4 million or 110.9% to $21.7 million in 2005 compared to $10.3 million in 2004. As a result of the rising rate environment, the cost of junior subordinated debt increased to 6.11% in 2005 compared to 4.40% in 2004, reflecting the increase in base rate on the variable rate debt. During 2005, Flag issued $25.8 million in junior subordinated debt for uses related to the merger with First Capital and for other general corporate purposes.

Table 1 presents for the three years ended December 31, 2005, average balances of interest-earning assets and interest-bearing liabilities, and the weighted average interest rates earned and paid on those balances. In addition, interest rate spreads, net interest margins and the ratio of interest-earning assets versus interest-bearing liabilities for those years are presented.

Table 1 – Consolidated Average Balances, Interest, and Rates – Taxable Equivalent Basis

(dollars in thousands)

	Years Ended December 31,
	2005			2004			2003
	Average Balance	Interest Income/ Expense	Weighted Average Rate	Average Balance	Interest Income/ Expense	Weighted Average Rate	Average Balance	Interest Income/ Expense	Weighted Average Rate
ASSETS
Interest-earning assets:
Loans(1)	$712,590	56,001	7.86%	$541,502	37,239	6.88%	$417,395	30,268	7.25%
Taxable investment securities	125,578	5,540	4.41%	111,994	4,707	4.20%	125,754	5,413	4.30%
Tax-free investment securities(1)	7,284	539	7.41%	7,815	571	7.31%	9,359	676	7.22%
Interest-bearing deposits in other banks	16,142	513	3.18%	16,607	349	2.10%	18,034	432	2.40%
Federal funds sold	31,004	1,074	3.46%	12,269	145	1.18%	16,942	187	1.10%

Total interest-earning assets	892,598	63,667	7.13%	690,187	43,011	6.23%	587,484	36,976	6.29%

Other assets	70,683			52,895			57,946

Total assets	$963,281			$743,082			$645,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$361,914	8,899	2.46%	$312,374	5,108	1.64%	$224,103	3,346	1.49%
Savings deposits	21,231	131	0.62%	22,647	130	0.57%	25,182	148	0.59%
Time deposits	353,686	11,714	3.31%	233,846	5,591	2.39%	224,988	6,180	2.75%
Federal funds purchased and repurchase agreements	2,176	79	3.63%	4,721	70	1.48%	4,287	58	1.35%
FHLB advances and other borrowings	39,841	1,380	3.46%	43,992	705	1.60%	56,033	815	1.45%
Junior subordinated debentures	21,704	1,327	6.11%	10,292	453	4.40%	-	-	-

Total interest-bearing liabilities	800,552	23,530	2.94%	627,872	12,057	1.92%	534,593	10,547	1.97%

Noninterest-bearing demand deposits	68,023			43,845			41,794
Other liabilities	8,595			5,511			5,744
Stockholders’ equity	86,111			65,854			63,299

Total liabilities and Stockholders’ equity	$963,281			$743,082			$645,430

Net interest/rate spread		40,137	4.19%		30,954	4.31%		26,429	4.32%
Tax-equivalent adjustment		392			390			442

Net interest income		39,745			30,564			25,987

Net interest margin, taxable equivalent			4.50%			4.48%			4.50%
Interest-earning assets/ interest-bearing liabilities			111%			110%			110%

(1)	Tax equivalent basis

Table 2 shows the change in net interest income from 2005 to 2004 and from 2004 to 2003 due to changes in volumes and rates.

Table 2 – Rate/Volume Variance Analysis – Taxable Equivalent Basis

(dollars in thousands)

	Years Ended December 31,
	2005 Compared to 2004			2004 Compared to 2003
	Volume	Rate/ Yield	Net Change	Volume	Rate/ Yield	Net Change
Interest income:
Loans	$13,463	5,299	18,762	$8,542	(1,571)	6,971
Taxable investment securities	599	234	833	(578)	(128)	(706)
Tax-free investment securities	(39)	7	(32)	(113)	8	(105)
Interest-bearing deposits in banks	(15)	179	164	(30)	(53)	(83)
Federal funds sold	649	280	929	(55)	13	(42)

Total interest income	14,657	5,999	20,656	7,766	(1,731)	6,035

Interest expense:
Interest-bearing demand deposits	1,218	2,573	3,791	1,444	318	1,762
Savings deposits	(9)	10	1	(15)	(3)	(18)
Time deposits	3,969	2,155	6,124	212	(802)	(590)
Federal funds purchased	(92)	101	9	6	6	12
FHLB advances and other borrowings	(144)	818	674	(193)	84	(109)
Junior subordinated debentures	698	176	874	453	-	453

Total interest expense	5,640	5,833	11,473	1,907	(397)	1,510

Net interest income	$9,017	166	9,183	$5,859	(1,334)	4,525

Noninterest Income

Total noninterest income decreased $2.0 million or 17.5% to $9.5 million in 2005 compared to $11.5 million in 2004 and $10.4 million in 2003. The majority of Flag’s noninterest income has traditionally come from several sources including service charges on deposit accounts and revenue from mortgage banking activities. Major sources of noninterest income considered to be non-recurring are the sales of branches and bank locations.

Service charges on deposit accounts decreased $399,000 or 10.9% in 2005 to $3.3 million from $3.7 million in 2004 and $3.4 million in 2003. While Flag maintained strong growth in deposits during 2005, most of the organic growth came from higher-balance money market and interest-checking balances where customers carry balances sufficient to qualify for reduced or eliminated fees.

Mortgage banking activities include origination fees, service release premiums and the gain on the sale of mortgage loans originated solely for the purpose of being sold. Income from mortgage banking operations increased $424,000 or 17.6% to $2.8 million in 2005 compared to $2.4 million in 2004 and $4.2 million in 2003. During the third quarter of 2004, Flag acquired several offices of a mortgage and construction lending practice from another Atlanta based bank. Flag purchased approximately $35 million in mortgage and construction loans. In 2003, the lower interest rate environment provided borrowers with record low rate opportunities and pushed mortgage revenues to record levels for Flag and the mortgage industry.

Noninterest income in 2005 includes pre-tax losses on sales of investment securities of $1.1 million compared to gains of $700,000 and $136,000 in 2004 and 2003, respectively. As discussed previously, Flag initiated a repositioning of its balance sheet in the fourth quarter ended December 31, 2005 and sold $67.6 million in fixed-rate investments recognizing pre-tax losses on sales of investment securities of $1.2 million. While this action resulted in a current charge to earnings, management believes the end result will be an expanded net interest margin, an improved interest rate risk position, increased profitability and enhanced shareholder value.

Included in 2004 noninterest income, is a $3.0 million pre-tax gain on the sale of Flag Financial’s Thomaston, Georgia, branch.

In 2005, other noninterest income includes fees generated by Payroll Solutions totaling $2.2 million. Flag purchased Payroll Solutions in December 2004 to expand the suite of services to customers by providing payroll, human resources and benefits services. Also included in other noninterest income are gains on sales of other real estate owned totaling $515,000 in 2005 compared to gains totaling $150,000 and $118,000 in 2004 and 2003, respectively.

Noninterest Expenses

Salaries and employee benefits increased $3.0 million or 17.1% to $20.7 million in 2005 compared to $17.7 million and $15.8 million in 2003. The increase in salaries and benefits relates primarily to increases in production personnel in metro Atlanta and the addition of Payroll Solutions personnel totaling $1.1 million. In 2004, Flag’s acquisition of the mortgage and construction lending offices in the third quarter added approximately twenty employees, most of which were lending officers. Flag also added several positions in its operations group in order to continue the high level of service to internal and external customers. These increases in personnel are reflected in salaries and employee benefits in both 2005 and 2004.

Occupancy expense increased slightly by $296,000 or 8.1% to $4.0 million in 2005 compared to $3.7 million and $3.5 million during 2003. Office space leased by Payroll Solutions and rental expense related to the purchase of the mortgage and construction offices during the third quarter of 2004 contributed to the increase. Decreases in occupancy expense in 2004 related to the divestiture of the Thomaston, Georgia branch were offset by increases in rent expense related to the purchase of the aforementioned mortgage and construction offices in 2004.

Professional fees increased $664,000 or 52.0% to $1.9 million in 2005 compared to $1.3 million and $811,000 in 2004 and 2003, respectively. Continued compliance with the Sarbanes-Oxley Act was the largest component of the increase in 2005. Included in professional fees in 2004, are charges relating to business acquisitions and the divestiture of the Thomaston, Georgia branch amounting to approximately $280,000 for 2004.

Communications and data expense increased $260,000 or 12.1% to $2.4 million in 2005 compared to $2.2 million and $2.1 million in 2004 and 2003, respectively. The increase in 2005 and 2004 is due to additional personnel, primarily production personnel in metro Atlanta and Payroll Solutions.

Other noninterest expenses increased $320,000 or 8.5% to $4.1 million in 2005 compared to $3.8 million and $3.1 million in 2004 and 2003, respectively. Marketing expense increased $282,000 in 2005, primarily due to increased marketing efforts in the metro Atlanta area. In 2005, meals and travel and entertainment increased $89,000 and education and training increased $48,000 compared to 2004. These increases are due to increased personnel in the metro Atlanta area and the addition of Payroll Solutions. Amortization expense increased $80,000 due to higher balances of amortizable intangible assets. Larger amounts of other operating expenses in 2004 relate to the divestiture and/or closing of branches not included in occupancy expense. Also, for 2004 Flag recorded approximately $400,000 of write-downs in other real estate and incurred certain non-recurring expenses relating to the business acquisitions affected during the year.

Investment Securities

The composition of the investment securities portfolio reflects management’s strategy of maintaining an appropriate combination of liquidity, interest rate risk and yield. Flag seeks to maintain an investment portfolio with minimal credit risk, investing mostly in obligations of the United States Treasury or other state and federal governmental agencies.

Investment securities increased during 2005 to $228.4 million from $111.4 million at December 31, 2004 reflecting the merger with First Capital. Included in investment securities acquired from First Capital were mortgage-backed securities totaling $71.6 million. At December 31, 2005, all investment securities outstanding were classified as available-for-sale.

In December of 2005, Flag initiated a repositioning of its balance sheet designed to further reduce its exposure to an anticipated continued increase in interest rates and to improve net interest margin and net interest income levels. In the fourth quarter ended December 31, 2005, Flag sold $67.6 million in fixed-rate investments and reinvested the proceeds in a combination of fixed-rate and variable rate investments with a higher average yield.

At December 31, 2005, gross unrealized gains in the total portfolio amounted to $791,000 and gross unrealized losses amounted to $475,000.

Investment securities available-for-sale at December 31, 2005 are summarized as follows (dollars in thousands):

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and agencies	$93,401	58	13	93,446
State, county and municipals	7,344	158	68	7,434
Equity securities	334	-	46	288
Mortgage-backed securities	103,145	164	77	103,232
Corporate debt securities	2,784	4	-	2,788
Trust preferred securities	21,118	407	271	21,254

	$228,126	791	475	228,442

At December 31, 2005, unrealized losses in the investment portfolio related to debt, equity and trust preferred securities. The unrealized losses on the debt and equity securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades where the U.S. Government largely backs the repayment sources of principal and interest. At December 31, 2005, 1 of 26 securities issued by state, county and municipals contained unrealized losses and 21 out of 56 securities issued by U.S. Government agencies and Government sponsored corporations, including mortgage-backed securities, contained unrealized. One out of 4 equity securities contained unrealized losses at December 31, 2005.

The unrealized losses on the trust preferred securities arose due to changing interest rates and market conditions and are considered to be temporary. At December 31, 2005, 8 of 24 trust preferred securities contained unrealized losses.

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

The unrealized losses on the trust preferred securities arose due to changing interest rates and market conditions and are considered to be temporary. At December 31, 2004, 2 of 11 trust preferred securities contained unrealized losses.

Table 3 reflects the carrying amount of the investment securities portfolio for the past three years.

Table 3 – Carrying Value of Investment Securities Available-for-Sale

(dollars in thousands)

	2005	2004	2003
Investment securities available-for-sale:
U.S. Treasuries and agencies	$93,446	55,252	60,361
State, county and municipal	7,434	7,160	9,028
Equity securities	288	283	238
Mortgage-backed securities	103,232	28,464	28,054
Corporate debt securities	2,788	1,534	2,143
Trust preferred securities	21,254	18,697	22,741

	$228,442	111,390	122,565

Loans

Net loans (loans outstanding excluding mortgage loans held-for-sale, less allowance for loan losses and net of deferred loan fees and unearned income) increased $608.9 million or 102.2% to $1.2 billion from $596.1 million in 2004. In 2005, the Company continued to increase the pace of commercial and construction lending in Atlanta, Georgia, while maintaining reliable loan growth in its traditional markets in Central and West Georgia. Net loans acquired in the merger with First Capital totaled $483.2 million. Flag concentrates its lending activities in several areas that management believes provides adequate diversification with acceptable yield and risk levels. These areas include, but are not limited to construction, commercial real estate, agricultural and correspondent lending (lending services to other community banks).

Table 4 shows the changes in the composition of Flag’s loan portfolio from December 31, 2005 through December 31, 2001.

Table 4 – Loan Portfolio

(dollars	in thousands)

	2005	2004	2003	2002	2001
Commercial/financial/agricultural	$126,293	57,231	50,435	56,052	74,569
Real estate construction	448,336	176,111	100,108	68,169	65,052
Real estate mortgage	626,189	355,575	315,610	240,182	213,748
Installment loans to individuals	20,961	15,644	17,287	15,848	17,793
Lease financings	46	142	340	1,421	5,153

Total loans	1,221,825	604,703	483,780	381,672	376,315
Less: Allowance for loan losses	16,779	8,602	6,685	6,888	7,348

Total net loans	$1,205,046	596,101	477,095	374,784	368,967

	2005	2004	2003	2002	2001
As a percent of total loans:
Commercial/financial/agricultural	10.3%	9.5%	10.4%	14.7%	19.8%
Real estate construction	36.7%	29.1%	20.7%	17.7%	17.3%
Real estate mortgage	51.3%	58.8%	65.2%	62.9%	56.8%
Installment loans to individuals	1.7%	2.6%	3.6%	4.2%	4.7%
Lease financings	-	-	0.1%	0.5%	1.4%

Total loans	100.0%	100.0%	100.0%	100.0%	100.0%

Table 5 represents the expected maturities for commercial, financial, and agricultural loans and real estate construction loans at December 31, 2005. The table also presents the rate structure for these loans that mature after one year.

Table 5 – Loan Portfolio Maturity

(dollars in thousands)

					Rate Structure for Loans with
	Maturity in Months				Maturities Over One Year
	12 or less	13-60	Over 60	Total	Variable Rates	Fixed Rates
Commercial, financial, and agricultural	$39,332	56,978	30,091	126,401	59,047	28,022
Real estate – construction	332,058	107,456	9,394	448,908	112,521	4,329

	$371,390	164,434	39,485	575,309	171,568	32,351

Provision and Allowance for Loan Losses

Table 6 presents an analysis of activities in the allowance for loan losses for the past five years. An allowance for possible losses is provided through charges to Flag’s earnings in the form of a provision for loan losses. The provision for loan losses was $750,000 in 2005, $1.8 million in 2004 and $1.3 million in 2003. Flag’s decrease in the provision for loan losses was due to the continued improvement in credit quality.

Management determines the level of the provision for loan losses based on outstanding loan balances, the levels of nonperforming assets, and reviews of assets classified as substandard, doubtful, or loss and larger credits, together with an analysis of historical loss experience and current economic conditions.

As shown in Table 6, the allowance for loan losses increased to $16.8 million from $8.6 million at December 31, 2004. The improvement in credit quality is reflected by net recoveries of charged-off loans and a lower level of nonperforming assets to total assets. Net recoveries for 2005 totaled $970,000 or 0.14% of average loans outstanding for the year. Net recoveries in 2005, includes a commercial loan credit that Flag charged-off during 2003. This loan paid off in the fourth quarter of 2005 and Flag recorded a $1.4 million recovery. These amounts compared to net charge-offs of $328,000 or 0.06% for 2004 and $1.5 million or 0.37% for 2003. The allowance for loan losses was 1.37% of gross loans at December 31, 2005 compared to 1.42% and 1.38% at December 31, 2004 and 2003, respectively. The allowance for loan losses to nonperforming loans was 2.89 times, 2.00 times and 1.34 times for 2005, 2004 and 2003, respectively.

Management believes that the allowance for loan losses is both adequate and appropriate. However, the future level of the allowance for loan losses is highly dependent upon loan growth, loan loss experience and other factors, which cannot be anticipated with a high degree of certainty.

Table 6 – Analysis of the Allowance for Loan Losses

(dollars in thousands)

	Years Ended December 31,
	2005	2004	2003	2002	2001
Average loans	$712,590	541,502	417,395	366,571	378,867

Allowance for loan losses, beginning of period	$8,602	6,685	6,888	7,348	6,583
Charge-offs for the period:
Commercial/financial/agricultural	(297)	(107)	(410)	(1,009)	(400)
Real estate construction loans	-	-	-	(284)	(24)
Real estate mortgage loans	(617)	(506)	(1,289)	(3,737)	(980)
Installment loans to individuals	(90)	(188)	(189)	(462)	(453)
Lease financings	(1)	(77)	(18)	(77)	(206)

Total charge-offs	(1,005)	(878)	(1,906)	(5,569)	(2,063)

Recoveries for the period:
Commercial/financial/agricultural	1,569	269	86	107	102
Real estate construction loans	-	-	-	2	-
Real estate mortgage loans	363	173	148	316	134
Installment loans to individuals	43	108	136	100	34
Lease financings	-	-	12	35	70

Total recoveries	1,975	550	382	560	340

Net recoveries (charge-offs) for the period	970	(328)	(1,524)	(5,009)	(1,723)
Provision for loan losses	750	1,845	1,321	4,549	2,488
Allowance related to assets acquired	6,457	400	-	-	-

Allowance for loan losses, end of period	$16,779	8,602	6,685	6,888	7,348

Ratio of allowance to total loans	1.37%	1.42%	1.38%	1.80%	1.95%
Ratio of net recoveries (charge-offs) to average loans during the period	0.14%	(0.06)%	(0.37)%	(1.37)%	(0.45)%

Asset Quality

At December 31, 2005, nonperforming assets totaled $6.9 million, compared to $5.3 million at the end of 2004. At December 31, 2005 and 2004, nonaccrual loans were $5.7 million and $4.2 million, respectively. At December 31, 2005 and 2004, the ratio of nonperforming loans to total loans was 0.58% and 0.89%, respectively. Nonperforming assets to total assets stood at 0.41% at December 31, 2005 compared to 0.64% at December 31, 2004. The decrease in nonperforming loans to total loans and nonperforming assets to total assets in 2005 is attributed to a combination of Flag’s stricter credit culture that focuses more heavily on the quality of the borrower’s financial condition and collateral values, a comprehensive loan review program and strict management of problem assets. At December 31, 2005, there were no commitments to advance additional funds on any loan classified as nonaccrual.

Flag had impaired loans of approximately $1.1 million and $4.8 million at December 31, 2005 and 2004, respectively, with a total allowance for loan losses related to these loans of approximately $803,000 and $1.3 million, respectively. The average balance of impaired loans was approximately $1.3 million, $5.1 million and $5.1 million during 2005, 2004 and 2003, respectively. Interest income on impaired loans of approximately $19,000, $196,000 and $143,000 was recognized for cash payments received in 2005, 2004 and 2003, respectively.

Table 7 summarizes the nonperforming assets for each of the last five years.

Table 7 – Risk Elements

(dollars in thousands)

	December 31,
	2005	2004	2003	2002	2001
Loans on nonaccrual	$5,694	4,224	4,685	9,243	17,122
Loans past due 90 days and still accruing	120	74	309	122	594
Other real estate owned	1,123	1,012	2,432	1,718	2,831

Total nonperforming assets	$6,937	5,310	7,426	11,083	20,547

Total nonperforming loans as a percentage of loans	0.58%	0.89%	1.56%	2.96%	5.57%

Risk Elements

There may be additional loans within Flag’s loan portfolio that may become classified as conditions may dictate; however, management was not aware of any such loans that are material in amount at December 31, 2005. At December 31, 2005, management was unaware of any known trends, events, or uncertainties that will have, or that are reasonably likely to have a material effect on the Bank’s or Flag’s liquidity, capital resources or operations.

Deposits and Borrowings

Total deposits increased $577.1 million or 81.6% during 2005, totaling $1.3 billion at December 31, 2005. This compares to $706.8 million at December 31, 2004. Deposits acquired in the merger with First Capital totaled $464.0 million. The increase in Flag’s organic deposit base in 2005 is attributable to an aggressive sales effort in metro Atlanta. Demand deposits (interest-bearing and noninterest-bearing) increased $308.4 million in 2005 to $705.2 million at December 31, 2005, while time deposits increased $270.2 million to $559.3 million at December 31, 2005. Demand and time deposits acquired in the merger with First Capital totaled $248.6 million and $215.4 million, respectively.

The maturities of time deposits of $100,000 or more issued by the Bank at December 31, 2005, are summarized in Table 8. All are evidenced by certificates of deposit; the Bank does not have other time deposits in amounts over $100,000.

Table 8 – Maturities of Time Deposits Over $100,000

(dollars in thousands)

Three months or less	$47,411
Over three months through six months	49,422
Over six months through twelve months	160,434
Over twelve months	64,677

$321,944

At December 31, 2005 and 2004, the Bank held $177.6 million and $133.1 million, respectively, in certificates of deposit obtained through the efforts of third party brokers. The weighted average cost at December 31, 2005 and 2004 was 3.71% and 3.38%, respectively. The weighted average maturity at December 31, 2005 and 2004 was 12.4 months and 17.6 months, respectively.

At December 31, 2005 and 2004, the Bank was a shareholder in the FHLB. Advances from the FHLB increased to $143.5 million at December 31, 2005 from $25.0 million at December 31, 2004, reflecting the merger with First Capital. FHLB advances acquired in the merger with First Capital totaled $118.5 million. The funds were obtained at rates competitive with other sources of funding with similar maturities. Management anticipates continued utilization of this short and long-term source of funds to minimize interest rate risk and to fund growth in earning assets when profitable to do so.

Other borrowings as of December 31, 2005 consisted of a revolving line of credit with a bank with a total commitment amount of $15.0 million and no outstanding balance. The line of credit bears interest at 1 month LIBOR plus 115 basis points, is secured by the common stock of the Bank and has various covenants and restrictions. Management believes that Flag and the Bank were in compliance with all covenants and restrictions at December 31, 2005. There were no other borrowings outstanding at December 31, 2005. Other borrowings as of December 31, 2004 consisted of a line of credit with a bank with a total commitment amount of $11.0 million and interest at 0.5% below the prime rate. This line of credit was repaid and closed during 2005. Borrowings outstanding at December 31, 2004 were $4.3 million, with an interest rate of 4.75%.

Flag has entered into line of credit agreements with various financial institutions to purchase federal funds with an aggregate commitment amount of $77.0 million at December 31, 2005. There were no federal funds purchased outstanding as of December 31, 2005 or 2004.

Flag has entered into a line of credit agreement with the Federal Reserve Bank of Atlanta (“FRB”) through which Flag would pledge a portion of its unencumbered loan portfolio to secure a commitment totaling $150.8 million and $149.5 million at December 31, 2005 and 2004, respectively. The commitment level varies proportional to the collateral balances but Flag anticipates the commitment to remain in excess of $125 million. Flag did not use the line during 2005 or 2004 and established the line in order to enhance the Bank’s liquidity ratios and preparedness.

Flag has outstanding junior subordinated debentures totaling $46.8 million at December 31, 2005. All junior subordinate debentures presently qualify as Tier 1 capital for regulatory reporting. For additional information on Flag’s subordinated junior debentures, see Note 9 to the Consolidated Financial Statements.

Through its acquisition of First Capital, the Company recorded $6.6 million in 9.0% fixed rate junior subordinated debentures (the “Debentures”). The Debentures are due January 17, 2032 and may be redeemed on or after January 17, 2007. Such debentures presently qualify as Tier 1 capital for regulatory reporting.

In 2005, the Company closed two private offerings of Preferred Securities and invested in junior subordinated debentures. The proceeds from the junior subordinated debentures were used to finance the merger with First Capital and other general operating expenses.

On November 10, 2005, the Company issued $15.5 million in floating rate junior subordinated debentures (the “November 2005 Debentures”). The November 2005 Debentures are due December 30, 2035 and may be redeemed after five years and sooner in certain specific events, including in the event that certain circumstances render them ineligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required. Such debentures presently qualify as Tier 1 capital for regulatory reporting. At December 31, 2005, the floating rate securities had a 5.93% interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.40%.

On July 18, 2005, the Company issued $10.3 million in floating rate junior subordinated debentures (the “July 2005 Debentures”). The July 2005 Debentures are due September 30, 2035 and may be redeemed after five years, and sooner in certain specific events, including in the event that certain circumstances render them ineligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required. Such debentures presently qualify as Tier 1 capital for regulatory reporting. At December 31, 2005, the floating rate securities had a 6.03% interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.50%.

On April 15, 2004, the Company issued $14.4 million in floating rate junior subordinated debentures (the “2004 Debentures”). The 2004 Debentures are due April 15, 2034 and may be redeemed after five years, and sooner in certain specific events, including in the event that the certain circumstances render them ineligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required. Such debentures presently qualify as Tier 1 capital for regulatory reporting. At December 31, 2005, the floating rate securities had a 7.28% interest rate, which will reset quarterly at the three-month LIBOR rate plus 2.75%.

In accordance with FASB Interpretation No. 46, the Trusts are not consolidated with the Company. Accordingly, the Company does not report the securities issued by the Trusts as liabilities, and instead reports as liabilities the junior subordinated debentures issued by the Company and held by the Trusts, as these are not eliminated in consolidation. The Trust Preferred Securities are recorded as junior subordinated debentures on the balance sheets, but subject to certain limitations qualify for Tier 1 capital for regulatory capital purposes.

Asset-Liability Management

The primary objective of Flag’s asset and liability management program is to control exposure to interest rate risk (the exposure to changes in net interest income due to changes in market interest rates) so as to enhance its earnings and protect its net worth against potential loss resulting from interest rate fluctuations.

Historically, the average term to maturity or repricing (rate changes) of assets (primarily loans and investment securities) has exceeded the average repricing period of liabilities (primarily deposits and borrowings). Table 9 provides information about the amounts of interest-earning assets and interest-bearing liabilities outstanding as of December 31, 2005, that are expected to mature, prepay or reprice in each of the future time periods shown (i.e., the interest rate sensitivity). As presented in this table, at December 31, 2005, the liabilities subject to rate changes within one year exceeded Flag’s assets subject to rate changes within one year. Flag’s primary source of funding has been demand deposits (interest-bearing and noninterest-bearing) instead of time deposits and wholesale borrowings with longer maturities. This method of funding earning assets has issues concerning interest rate risk, liquidity and profitability, all of which were contemplated and measured by the Company. Flag concluded that this strategy is the most profitable method of funding growth in earning assets of the Company for the foreseeable future and has committed significant sales, marketing and training resources at being successful in this effort. Where interest rate risk is concerned, Flag considered factors such as account size, relationship strength and historical rate levels needed to remain competitive. Generally speaking, it is the opinion of management that these deposits are less sensitive to rate movements than the earning assets they are funding. Flag uses an interest rate simulation model that uses management assumptions and theories regarding rate movements and the impact each movement will have on individual components of the balance sheet. This approach, believed to produce more accurate results than the approach summarized in the following table, indicates that Flag’s balance sheet is, in fact, asset sensitive, meaning a rising rate environment would have a positive impact on Flag’s net interest income. At December31, 2005, Flag’s simulation model indicated that a 100 basis points increase or decrease over the next twelve months would increase net interest income approximately 5.17%, and decrease net interest income approximately 6.67% in the rising and declining rate scenarios, respectively, versus the projection under unchanged rates.

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

Table 9 – Interest Rate Sensitivity Analysis

(dollars in thousands)

	December 31, 2005 Interest Rate Sensitivity in Months
	12 or less	13-36	37-60	Over 60	Total
Interest-earning assets:
Loans	$994,277	111,809	69,340	48,050	1,223,476
Loans held-for-sale	11,665	-	-	-	11,665
Investment securities	22,739	29,375	90,075	86,253	228,442
Other investments	11,044	5,393	-	2,325	18,762
Interest-bearing deposits in other banks	6,783	-	-	-	6,783
Federal funds sold	23,184	-	-	-	23,184

Total interest-earning assets	1,069,692	146,577	159,415	136,628	1,512,312

Interest-bearing liabilities:
Time deposits	428,027	92,545	38,253	488	559,313
NOW and money market accounts	532,464	-	-	-	532,464
Savings accounts	19,450	-	-	-	19,450
Federal funds purchased and Repurchase agreements	4,142	-	-	-	4,142
Junior subordinated debentures	40,207	-	-	6,584	46,791
Other borrowings	-	-	-		-
FHLB advances	129,591	6,023	2,899	4,956	143,469

Total interest-bearing liabilities	1,153,881	98,568	41,152	12,028	1,305,629

Interest rate sensitivity gap	(84,189)	48,009	118,263	124,600	206,683
Cumulative interest rate sensitivity gap	$(84,189)	(36,180)	82,083	206,683
Cumulative interest rate sensitivity gap to total assets	(4.94%)	(2.12%)	4.82%	12.14%

Table 10 represents the contractual maturity of investment securities by maturity date and average yields based on carrying amount at December 31, 2005. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. It should be noted that the composition and maturity/repricing distribution of the investment portfolio is subject to change depending on rate sensitivity, capital needs, and liquidity needs.

Table 10 – Maturities of Securities Available-for-sale

(dollars in thousands)

	Contractual Maturity in Years
	Within 1 Year		After One But Within Five Years		After Five But Within Ten Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and agencies	$9,399	4.29%	$79,328	5.01%	$4,719	5.14%	$-	-	$93,446
State, county and municipals	865	4.63%	1,209	5.13%	2,417	5.03%	2,943	4.41%	7,434
Equity securities	84	-	-	-	200	-	4	-	288
Mortgage-backed securities	-	-	-	-	26,961	5.21%	76,271	5.02%	103,232
Corporate debt securities	-	-	-	-	2,494	6.75%	294	5.66%	2,788
Trust preferred securities	-	-	-	-	-	-	21,254	7.04%	21,254

	$10,348	4.29%	$80,537	5.01%	$36,791	5.27%	$100,766	5.43%	$228,442

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

The primary objectives of asset-liability management are to provide for adequate liquidity in order to meet the needs of customers and to maintain an optimal balance between interest-sensitive assets and interest-sensitive liabilities; so that Flag can also meet the investment requirements of its shareholders as market interest rates change. Daily monitoring of the sources and uses of funds is necessary to maintain a position that meets both requirements.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities. Mortgage loans held-for-sale totaled $11.7 million at December 31, 2005, and typically turns over every 45 days as the closed loans are sold to investors in the secondary market. Real estate-construction and commercial loans that mature in one year or less amounted to $371.4 million, or 30.4% of the loan portfolio (excluding mortgage loans held-for-sale) at December 31, 2005. Other short-term investments such as federal funds sold are additional sources of liquidity.

The liability section of the balance sheet provides liquidity through depositors’ interest-bearing and noninterest-bearing deposit accounts. Federal funds purchased, FHLB advances, other borrowings and securities sold under agreements to repurchase are additional sources of liquidity and represent Flag’s incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet other short-term liquidity needs. See “Off Balance Sheet Arrangements and Contractual Obligations” for additional information.

As disclosed in Flag’s consolidated statements of cash flows included in the consolidated financial statements, net cash provided from operating activities was $6.3 million during 2005. The major source of cash by operating activities is net earnings during 2005 of $9.6 million. Net cash used by investing activities was $97.1 million and consisted primarily of an increase in net loans in 2005. Net cash provided by financing activities was $121.2 million, and consisted mostly of the growth in deposits and proceeds from the issuance of junior subordinated debt securities during 2005.

In the opinion of management, Flag’s liquidity position at December 31, 2005 is sufficient to meet its expected cash flow requirements. Reference should be made to the consolidated statements of cash flows appearing in the consolidated financial statements for the three-year analysis of the changes in cash and cash equivalents resulting from operating, investing and financing activities.

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

The following table summarizes Flag’s off-balance-sheet financial instruments whose contract amounts represent credit risk as of December 31, 2005 and 2004 (dollars in thousands):

	2005	2004
Commitments to extend credit	$398,512	142,036
Standby letters of credit	$13,670	3,650

The following table presents additional information about Flag’s contractual obligations as of December 31, 2005, which by their terms have maturity and termination dates subsequent to December 31, 2005 (dollars in thousands):

	Next 12 months	13-36 Months	37-60 months	More than 60 months	Total
Certificates of deposit	$428,027	92,545	38,253	488	559,313
Securities sold under agreements to repurchase	4,142	-	-	-	4,142
Federal Home Loan Bank advances	-	34,004	84,468	24,997	143,469
Junior subordinated debt	-	-	-	46,791	46,791
Minimum operating lease commitments	1,227	2,168	1,514	1,112	6,021

Capital Resources and Dividends

Stockholders’ equity at December 31, 2005 increased $135.6 million or 195.9% to $204.8 million from $69.2 million at December 31, 2004. The primary factors contributing to the increase in 2005 include the issuance of 6.9 million shares of common stock, with a value of $112.7 million and the issuance of 784,000 in stock options, with a value of 5.8 million, both in consideration of the merger with First Capital, options and warrants exercised totaling $10.2 million and net earnings of $9.6 million. In 2005, Flag declared dividends on its common stock totaling $2.5 million.

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) requires federal banking agencies to take “prompt corrective action” with regard to institutions that do not meet minimum capital requirements. As a result of FDICIA, the federal banking agencies introduced an additional capital measure called the “Tier 1 risk-based capital ratio.” The Tier 1 ratio is the ratio of core capital to risk adjusted total assets. Note 13 to the Consolidated Financial Statements presents a summary of FDICIA’s capital tiers compared to Flag’s and the Bank’s actual capital levels. The Bank exceeded all requirements of a “well-capitalized” institution at December 31, 2005. See “Business-Supervision and Regulation-Capital Adequacy.”

Table 11 – Equity Ratios

	Years Ended December 31,
	2005	2004	2003
Return on average assets	0.99%	0.99%	0.95%
Return on average equity	11.12%	11.19%	9.64%
Dividend payout ratio	21.46%	27.38%	33.35%
Average equity to average assets	8.94%	8.86%	9.81%

Provision for Income Taxes

The provision for income taxes in 2005 was $4.6 million, compared to $3.3 million in 2004 and $2.7 million in 2003. Flag’s effective tax rates were 32.5%, 31.0% and 30.9% in 2005, 2004 and 2003, respectively. The tax rates for 2005, 2004 and 2003 are lower than the statutory federal rate of 34% primarily due to interest income on tax-exempt securities and general business credits. The effect of tax-exempt interest income and general business credits is greater in years that income (loss) before taxes is lower. See Flag’s consolidated financial statements for an analysis of income taxes.

Impact of Inflation and Changing Prices

The consolidated financial statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering changes in relative purchasing power over time due to inflation.

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

Recent Accounting Pronouncements

In addition to the adoption of SFAS No. 123(R) in the first quarter of 2006, see Note 1 to the Consolidated Financial Statements for additional information, the following are other recent accounting pronouncements affecting Flag.

In November 2005, the FASB issued FSP Nos. FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in the FSP amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The new disclosure requirements of FSP Nos. FAS 115-1 and 124-1 are effective for reporting periods beginning after December 15, 2005.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. In addition, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Flag will adopt SFAS No. 154 beginning January 1, 2006.

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

The Company’s asset-liability management committee (“ALCO”) utilizes an interest rate simulation model to monitor and evaluate the impact of changing interest rates on net interest income and the market value of its investment portfolio. The ALCO policy limits the maximum percentage changes in net interest income and investment portfolio equity, assuming a simultaneous, instantaneous change in interest rate. These percentage changes are as follows:

Changes in Interest Rates (In Basis Points)	Percentage Change in Net Interest Income	Percent Change in Market Value of Portfolio Equity

200	20%	-
300	-	10%

As of December 31, 2005, the Company was in compliance with its ALCO policy. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset-Liability Management.”

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included herein:

Report of Independent Registered Public Accountants

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Earnings for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Flag Financial Corporation

Atlanta, Georgia

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that Flag Financial Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Flag Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Flag Financial Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also in our opinion, Flag Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by COSO.

To the Board of Directors

Flag Financial Corporation

Management’s assessment of internal control over financial reporting excluded First Capital Bancorp, Inc., which was acquired on November 21, 2005. The acquired business represented approximately 43% of the Company’s consolidated assets at December 31, 2005, as well as 7% of the Company’s net interest income and 10% of the Company’s income before income taxes for the year ended December 31, 2005. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of First Capital Bancorp, Inc.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Flag Financial Corporation and subsidiary as of December 31, 2005 and 2004, and the related statements of earnings, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 11, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ Porter Keadle Moore, LLP

Atlanta, Georgia

March 11, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Flag Financial Corporation

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Flag Financial Corporation and subsidiary as of December 31, 2005 and 2004, and the related statements of earnings, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flag Financial Corporation and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Flag Financial Corporation and subsidiary’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of Flag Financial Corporation’s internal control over financial reporting and an unqualified opinion on the effectiveness of Flag Financial Corporation’s internal control over financial reporting.

/s/ Porter Keadle Moore, LLP

Atlanta, Georgia

March 11, 2006

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2005 and 2004

Assets
	2005	2004
	(In thousands)
Cash and due from banks	$45,506	13,345
Other interest-bearing deposits in banks	2,085	13,397
Federal funds sold	23,184	13,574

Cash and cash equivalents	70,775	40,316

Other interest-bearing deposits in banks	4,698	5,473
Investment securities available-for-sale	228,442	111,390
Other investments	18,762	13,161
Mortgage loans held-for-sale	11,665	10,688
Loans, net	1,205,046	596,101
Premises and equipment, net	13,985	14,458
Intangible assets	115,034	20,919
Other assets	34,454	15,831

Total assets	$1,702,861	828,337

Liabilities and Stockholders’ Equity
Deposits:
Demand	$172,725	48,812
Interest-bearing demand	532,464	347,940
Savings	19,450	20,940
Time	237,369	113,854
Time, over $100,000	321,944	175,301

Total deposits	1,283,952	706,847

Repurchase agreements	4,142	2,295
Advances from Federal Home Loan Bank	143,469	25,000
Other borrowings	-	4,300
Junior subordinated debentures	46,791	14,433
Other liabilities	19,707	6,260

Total liabilities	1,498,061	759,135

Commitments

Stockholders’ equity:
Preferred stock (No par value, 10,000 shares authorized; none issued and outstanding)	-	-
Common stock ($1 par value, 20,000 shares authorized, 18,425 and 10,054 shares issued in 2005 and 2004, respectively)	18,425	10,054
Additional paid-in capital	148,062	27,954
Retained earnings	51,692	44,642
Accumulated other comprehensive income	125	56
Less: treasury stock, at cost; 1,551 shares in 2005 and 2004	(13,504)	(13,504)

Total stockholders’ equity	204,800	69,202

	$1,702,861	828,337

See accompanying notes to consolidated financial statements.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Earnings

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(In thousands except per share data)
Interest income:
Interest and fees on loans	$55,815	37,066	30,083
Interest on investment securities	5,873	5,061	5,832
Interest on federal funds sold and other interest-bearing deposits in banks	1,587	494	619

Total interest income	63,275	42,621	36,534

Interest expense:
Deposits	20,744	10,829	9,674
Borrowings	2,786	1,228	873

Total interest expense	23,530	12,057	10,547

Net interest income before provision for loan losses	39,745	30,564	25,987
Provision for loan losses	750	1,845	1,321

Net interest income after provision for loan losses	38,995	28,719	24,666

Noninterest income:
Service charges on deposit accounts	3,261	3,660	3,417
Mortgage banking activities	2,834	2,410	4,241
(Loss) gain on sales of investment securities available-for-sale	(1,064)	700	136
Gain on sale of branch	-	3,000	-
Other	4,432	1,698	2,571

Total noninterest income	9,463	11,468	10,365

Noninterest expense:
Salaries and employee benefits	20,728	17,703	15,750
Professional fees	1,941	1,277	811
Postage, printing and supplies	1,122	914	973
Communications	2,412	2,152	2,103
Occupancy	3,975	3,679	3,511
Other	4,104	3,784	3,054

Total noninterest expense	34,282	29,509	26,202

Earnings before provision for income taxes	14,176	10,678	8,829

Provision for income taxes	4,600	3,310	2,724

Net earnings	$9,576	7,368	6,105

Basic earnings per share	$1.01	0.88	0.72

Diluted earnings per share	$0.96	0.82	0.67

See accompanying notes to consolidated financial statements.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(In thousands)
Net earnings	$9,576	7,368	6,105

Other comprehensive income (loss), net of tax:
Unrealized losses on investment securities available-for-sale:
Unrealized losses arising during the period, net of tax benefit of $(305), $(448) and $(385), respectively	(497)	(721)	(629)
Reclassification adjustment for losses (gains) included in net earnings, net of tax of $(404), $266 and $52, respectively	660	(434)	(84)
Unrealized losses on cash flow hedges, net of tax benefit of $(58), $0 and $(46), respectively	(94)	-	(75)

Other comprehensive income (loss)	69	(1,155)	(788)

Comprehensive income	$9,645	6,213	5,317

See accompanying notes to consolidated financial statements.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2005, 2004 and 2003

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Treasury Stock	Total
	(In thousands except share data)
Balance, December 31, 2002	9,638,501	$9,639	23,463	35,225	1,999	(9,577)	60,749
Sale of common stock	12,000	12	126	-	-	-	138
Sale of warrants	-	-	12	-	-	-	12
Exercise of stock options	124,598	124	956	-	-	-	1,080
Change in accumulated other comprehensive income	-	-	-	-	(788)	-	(788)
Net earnings	-	-	-	6,105	-	-	6,105
Dividends declared ($0.24 per share)	-	-	-	(2,036)	-	-	(2,036)

Balance, December 31, 2003	9,775,099	$9,775	24,557	39,294	1,211	(9,577)	65,260
Sale of common stock	6,000	6	72	-	-	-	78
Common stock issued in business purchase	236,723	237	3,077	-	-	-	3,314
Sale of warrants	-	-	6	-	-		6
Purchase of treasury stock (304,225 shares)	-	-	-	-	-	(3,927)	(3,927)
Exercise of stock options	35,750	36	242	-	-	-	278
Change in accumulated other comprehensive income	-	-	-	-	(1,155)	-	(1,155)
Net earnings	-	-	-	7,368	-	-	7,368
Dividends declared ($0.24 per share)	-	-	-	(2,020)	-	-	(2,020)

Balance, December 31, 2004	10,053,572	$10,054	27,954	44,642	56	(13,504)	69,202
Equity consideration issued in business acquisition	6,921,894	6,922	111,548	-	-	-	118,470
Exercise of warrants	1,230,000	1,230	6,909	-	-	-	8,139
Exercise of stock options	219,568	219	1,873	-	-	-	2,092
Change in accumulated other comprehensive income	-	-	-	-	69	-	69
Net earnings	-	-	-	9,576	-	-	9,576
Dividends declared ($0.24 per share)	-	-	-	(2,526)	-	-	(2,526)
Other	-	-	(222)	-	-	-	(222)

Balance, December 31, 2005	18,425,034	$18,425	148,062	51,692	125	(13,504)	204,800

See accompanying notes to consolidated financial statements.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(In thousands)
Cash flows from operating activities:
Net earnings	$9,576	7,368	6,105
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation, amortization and accretion	1,780	2,947	3,000
Provision for loan losses	750	1,845	1,321
Deferred tax (benefit) expense	(601)	128	3,168
Gain on sale of branch	-	(3,000)	-
Loss (gain) on sales of investment securities available-for-sale	1,064	(700)	(136)
Gain on sales of loans	(1,601)	(1,321)	(2,384)
Gain on sales of other real estate owned	(515)	(150)	(118)
Loss (gain) on disposals of premises and equipment Change in:	113	78	(936)
Mortgage loans held-for-sale	624	(5,133)	10,756
Other assets and liabilities	(4,851)	(2,876)	(3,276)

Net cash provided (used) by operating activities	6,339	(814)	17,500

Cash flows from investing activities (net of effect of branch sale and acquisitions):
Net change in other interest-bearing deposits in banks	1,762	(2,798)	9,737
Proceeds from sales, calls and maturities of investment securities available-for-sale	152,819	75,640	105,263
Proceeds from sale of other investments	2,572	3,804	1,021
Purchases of investment securities available-for-sale	(131,379)	(66,608)	(90,858)
Purchases of other investments	(242)	(2,021)	(9,170)
Net change in loans	(129,357)	(137,541)	(103,633)
Proceeds from sales of other real estate owned	3,702	2,033	1,938
Purchases of premises and equipment	(1,231)	(1,788)	(898)
Proceeds from sales of premises and equipment	751	183	4,359
Cash paid in branch sale	-	(14,141)	-
Net cash acquired (paid) in business acquisitions	3,548	(1,647)	(735)

Net cash used by investing activities	(97,055)	(144,884)	(82,976)

Cash flows from financing activities (net of effect of branch sale and acquisitions):
Net change in deposits	113,142	172,031	60,838
Proceeds from issuance of junior subordinated debentures	25,774	14,433	-
Change in federal funds purchased and repurchase agreements	(542)	(1,802)	2,763
Change in other borrowings	(4,300)	3,200	1,100
Proceeds from FHLB advances	-	15,000	5,000
Payments of FHLB advances	(21,075)	(48,000)	(5,000)
Proceeds from exercise of stock options	2,092	278	1,080
Proceeds from exercise of warrants	8,139	-	-
Purchase of treasury stock	-	(3,927)	-
Proceeds from sale of common stock and warrants	-	84	150
Cash dividends paid	(2,055)	(2,020)	(2,028)

Net cash provided by financing activities	121,175	149,277	63,903

Net change in cash and cash equivalents	30,459	3,579	(1,573)
Cash and cash equivalents at beginning of year	40,316	36,737	38,310

Cash and cash equivalents at end of year	$70,775	40,316	36,737

See accompanying notes to consolidated financial statements.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows, continued

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(In thousands)
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$22,154	11,872	11,005
Income taxes	$4,217	4,119	1,251

Supplemental schedule of noncash investing and financing activities:
Real estate acquired through foreclosure	$3,299	901	2,624
Change in unrealized losses on securities available-for-sale, net of tax	$(497)	(721)	(629)
Increase in dividends payable	$471	6	8
Net assets acquired in acquisition, other than cash and cash equivalents	$118,470	34,197	-
Assets disposed of in branch sale	$-	18,432	-

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

The accounting principles followed by Flag and its subsidiary, and the methods of applying these principles, conform with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowances associated with the realization of deferred tax assets which are based on future taxable income.

Cash and Cash Equivalents

Cash equivalents include amounts due from banks, other interest-bearing demand deposits with banks with maturities less than 90 days and federal funds sold. Generally, federal funds are sold for one-day periods. As of December 31, 2005 and 2004, the Company maintained cash balances with well capitalized financial institutions totaling $5.3 million and $17.4 million, respectively, which exceeded federal deposit insurance limits. Reserve requirements maintained with the Federal Reserve Bank totaled $7.2 million and $895,000 at December 31, 2005 and 2004, respectively.

Investment Securities

Flag classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are securities held for the purpose of generating profits on short-term differences in price. Securities held-to-maturity are those securities for which Flag has the ability and intent to hold to maturity. All other securities are classified as available-for-sale. As of December 31, 2005 and 2004, all of Flag’s investment securities were classified as available-for-sale.

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings in the period in which the gain or loss occurs. Unrealized holding gains and losses, net of the related tax effect, on securities available-for-sale are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer.

A decline in the market value of any available-for-sale or held-to-maturity investment below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment of the yield. Realized gains and losses are included in earnings and the cost of securities sold is derived using the specific identification method.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

Other Investments

Other investments include Federal Home Loan Bank (“FHLB”) stock, other equity securities with no readily determinable fair value, an investment in a limited partnership and a note receivable. Flag owns a 43% interest in a limited partnership, which invests in multi-family real estate and passes low-income housing credits to the investors. Flag recognizes these tax credits in the year received. The note receivable, purchased in 2003, is from a joint venture among two super-regional banks and a large investment bank. The joint venture specializes in underwriting and pooling trust-preferred securities and offering for investment traunches that are differentiated by their claim on the cash flow from the pool of securities. Each traunch’s interest rate is relative to its position in the pool. Flag’s note is subordinate to several traunches that have obtained credit ratings, but senior to the material interest of the joint venture. These investments are carried at cost, which approximates fair value.

Mortgage Loans Held-for-Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. The amount by which cost exceeds market value is accounted for as a valuation allowance. Changes, if any, in the valuation allowance are included in the determination of net earnings in the period in which the change occurs. Flag has recorded no valuation allowance as of December 31, 2005 related to its mortgage loans held-for-sale as their cost approximates market value. Gains and losses from the sale of loans are determined using the specific identification method.

Loans and Interest Income

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported at their outstanding unpaid principal balances, net of the allowance for loan losses, deferred loan fees and unamortized premiums or discounts on purchased loans. Interest income on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

Flag considers a loan impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate or at the loan’s observable market price, or the fair value of the collateral of the loan if the loan is collateral dependent. Interest income from impaired loans is recognized using a cash basis method of accounting during the time within that period in which the loans were impaired. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that collection of interest is doubtful.

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collection of the principal is unlikely. The allowance is an amount which, in management’s judgment, will be adequate to absorb losses on existing loans that may become uncollectible. The allowance is established through consideration of such factors, including, but not limited to, historical loss experience, changes in the nature and volume of the portfolio, adequacy of collateral, delinquency trends, loan concentrations, specific problem loans, and economic conditions that may affect the borrower’s ability to pay.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

Allowance for Loan Losses, continued

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Flag’s allowance for loan losses. Such agencies may require Flag to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are secured borrowings from customers and are treated as financing activities and are carried at the amounts at which the securities will be subsequently reacquired as specified in the respective agreements.

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

A deferred tax liability is not recognized for portions of the allowance for loan losses for income tax purposes in excess of the financial statement balance, as described in Note 10. Such a deferred tax liability will only be recognized when it becomes apparent that those temporary differences will reverse in the foreseeable future.

Stock-Based Compensation

At December 31, 2005, Flag sponsors stock-based compensation plans, which are described more fully in Note 12. As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, Flag currently accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, Flag will adopt the provisions of SFAS No. 123(R), Share-Based Payment, which will require compensation expense to be recognized for share-based payments. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. The amount of operating cash flows recognized in prior periods, for such excess tax deductions, were insignificant. Because the vast majority of Flag’s stock options are tax qualifying, it is not expected that such recognized compensation expense will result in income tax benefits.

For the years ended December 31, 2005, 2004 and 2003, the fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions: dividend yield ranging from 1.56% to 1.80%, risk free interest rate ranging from 4.24% to 4.38% and an expected life of 7 years. Volatility ranged from .2185 to .2436 in 2005, .2232 to .2941 in 2004, .2496 to .9803 in 2003. The weighted average grant-date fair value of options and warrants granted in 2005, 2004 and 2003 was $4.62, $3.44 and $3.60, respectively.

Responsive to its plan of implementation of SFAS No. 123(R) and consistent with Flag’s long-term compensation strategies, the Board of Directors of Flag approved the granting of 232,000 options in the fourth quarter of 2005 which were vested immediately. The vesting of such options is reflected in the 2005 pro forma net earnings disclosure. Based on its expected vesting of stock options in 2006, Flag anticipates that compensation expense relating to the adoption of SFAS No. 123(R) will approximate $0.03 per share for basic earnings per share.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

Stock-Based Compensation, continued

The following table illustrates the effect on net earnings and earnings per share if Flag had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. (in thousands, except per share amounts).

	Year Ended December 31,
	2005	2004	2003
Net earnings as reported	$9,576	7,368	6,105
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax	(1,149)	(234)	(525)

Pro forma net earnings	$8,427	7,134	5,580

Basic earnings per share:
As reported	$1.01	0.88	0.72

Pro forma	$0.89	0.85	0.66

Diluted earnings per share:
As reported	$0.96	0.82	0.67

Pro forma	$0.84	0.79	0.62

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

Net Earnings Per Common Share

Flag is required to report earnings per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants on the face of the statements of operations. Basic earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. Additionally, Flag must reconcile the amounts used in the computation of both “basic earnings per share” and “diluted earnings per share.” Antidilutive stock options and warrants have not been included in the diluted earnings per share calculations. Antidilutive shares at December 31, 2005 and 2003 were 362,000 and 127,625, respectively. No options were antidilutive as of December 31, 2004. Earnings per common share amounts for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands, except per share amounts):

For the Year Ended December 31, 2005
	Net Earnings (Numerator)	Common Share (Denominator)	Per Share Amount
Basic earnings per share	$9,576	9,440	$1.01
Effect of dilutive securities - stock options and warrants	-	567	(0.05)

Diluted earnings per share	$9,576	10,007	$0.96

For the Year Ended December 31, 2004
	Net Earnings (Numerator)	Common Share (Denominator)	Per Share Amount
Basic earnings per share	$7,368	8,396	$0.88
Effect of dilutive securities - stock options and warrants	-	586	(0.06)

Diluted earnings per share	$7,368	8,982	$0.82

For the Year Ended December 31, 2003
	Net Earnings (Numerator)	Common Share (Denominator)	Per Share Amount
Basic earnings per share	$6,105	8,471	$0.72
Effect of dilutive securities - stock options and warrants	-	592	(0.05)

Diluted earnings per share	$6,105	9,063	$0.67

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill and other intangible assets deemed to have an indefinite useful life are not amortized but instead are subject to an annual review for impairment.

Also in connection with business combinations involving banks and branch locations, Flag generally records core deposit intangibles representing the value of the acquired core deposit base. Core deposit intangibles are amortized over the estimated useful life of the deposit base, generally on a straight-line basis not exceeding 15 years. The remaining useful lives of core deposit intangibles are evaluated periodically to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Recent Accounting Pronouncements

In addition to the adoption of SFAS No. 123(R) in the first quarter of 2006, as previously disclosed, the following are other recent accounting pronouncements affecting Flag.

In November 2005, the FASB issued FSP Nos. FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in the FSP amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The new disclosure requirements of FSP Nos. FAS 115-1 and 124-1 are effective for reporting periods beginning after December 15, 2005.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. In addition, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Flag will adopt SFAS No. 154 beginning January 1, 2006.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(1)	Summary of Significant Accounting Policies, continued

Reclassifications

Certain reclassifications have been made to the 2004 and 2003 financial statements to conform with classifications for 2005.

(2)	Business Combinations

Other Acquisitions and Dispositions

On November 21, 2005, Flag acquired 100 percent of the outstanding common shares of First Capital Bancorp (“First Capital”), a bank holding company headquartered in Norcross, Georgia. First Capital was the parent company of First Capital Bank, a community bank with five banking offices in the north metro Atlanta market. The merger accelerated Flag’s strategy to continue to grow its presence in the metro Atlanta area. The consideration for the acquisition was a combination of cash and common stock with an aggregate purchase price of approximately $137.6 million. The total consideration consisted of $19.1 million in cash, approximately 6.9 million shares of Flag Financial common stock with a value of approximately $112.7 million and 784,000 stock options with a value of approximately $5.8 million. The value of the shares of common stock issued of $16.28 was based on the average closing price of Flag’s common stock for the 20 trading days immediately preceding the merger. First Capital’s results of operations are included in consolidated financial results from the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition net of cash paid as part of the purchase price consideration (in thousands):

Assets:
Cash and cash equivalents	$2,287
Interest-bearing deposits in other banks	987
Federal funds sold	1,261
Investment securities available-for- sale	139,374
Other investments	7,934
Loans, net	483,246
Premises and equipment, net	685
Goodwill	90,470
Core deposit intangible	3,594
Other assets	14,156

Total assets	$743,994

Liabilities:
Deposits	$463,963
Federal funds purchased and repurchase agreements	2,389
FHLB advances	139,544
Junior subordinated debt	6,584
Other liabilities	13,044

Total liabilities	$625,524

Net assets acquired	$118,470

Based on an evaluation of its estimated useful life, the core deposit intangible will be amortized over nine years using the straight line method. The goodwill will not be amortized and will not be deductible for tax purposes. In conjunction with the merger, Flag accrued certain merger related expenses related to severance and personnel related charges, professional fees, contract termination costs, systems conversion and related

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(2)	Business Combinations, continued

Other Acquisitions and Dispositions, continued

charges. The severance and personnel related costs include severance, employee retention, payments related to change in control provisions of employment contracts and other costs associated with employee termination. Professional fees include investment bankers, legal and accounting fees. Contract termination costs include amounts owed to service providers as a result of early termination of service contracts. Systems conversion and related charges include charges necessary to convert the operations of acquired branches. At December 31, 2005, accrued merger costs of $1.5 million remained unpaid. The remaining accrued costs are expected to be paid in 2006.

The following table presents a summary of merger accrual activity for 2005 (in thousands):

	Accrued at acquisition	Utilized	Balance at December 31, 2005
Severance and personnel related charges	$2,181	(674)	1,507
Professional fees	3,417	(3,414)	3
Contract termination costs	256	(256)	-
Systems conversion and related charges	522	(494)	28
Other merger related charges	580	(580)	-

Total	$6,956	(5,418)	1,538

The following unaudited condensed income statements disclose the pro forma results of Flag as though the First Capital acquisition had occurred at the beginning of the respective periods (in thousands).

	Twelve months ended December 31, 2005
	(unaudited)

	Flag Financial Corporation[1]	First Capital Bancorp[2]	Pro Forma Adjustments[3]	Pro Forma Combined
Net interest income	$39,745	23,467	(600)	62,612
Provision for loan losses	750	500	-	1,250
Net interest income after provision for loan losses	38,995	22,967	(600)	61,362
Noninterest income	9,463	241		9,704
Noninterest expense	34,282	16,186	128	50,596
Provision for income taxes	4,600	2,590	(248)	6,942

Net earnings	$9,576	4,432	(480)	13,528

Basic earnings per share	$1.01			0.81

Diluted earnings per share	$0.96			0.78

[1]	The reported results of Flag Financial Corporation for the year ended December 31, 2005 includes the results of First Capital from the November 21, 2005 acquisition date.
[2]	Represents First Capital Bancorp results from January 1, 2005 through November 20, 2005.
[3]	Pro forma adjustments include the following items: amortization of core deposit intangibles of $128,000, net of First Capital historical amortization of $271,000, accretion of loan purchase account adjustment of $571,000, net of First Capital historical amortization of $55,000, accretion of securities purchase accounting adjustment of $476,000, net of First Capital historical accretion of $166,000, amortization of deposit purchase accounting adjustment of $698,000, net of First Capital historical accretion of $345,000, accretion of junior subordinated debt accounting adjustments of $7,000, and reversal of First Capital short-term and long-term borrowings historical accretion of $152,000. Additionally, interest expense includes $804,000 for funding costs as though the funding for the cash component of the transaction occurred January 1, 2004.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(2)	Business Combinations, continued

Other Acquisitions and Dispositions, continued

	Twelve months ended December 31, 2004
	(unaudited)
	Flag Financial Corporation[1]	First Capital Bancorp[2]	Pro Forma Adjustments[3]	Pro Forma Combined
Net interest income	$30,564	18,433	(247)	48,750
Provision for loan losses	1,845	1,325	-	3,170
Net interest income after provision for loan losses	28,719	17,108	(247)	45,580
Noninterest income	11,468	1,094		12,562
Noninterest expense	29,509	13,235	227	42,971
Provision for income taxes	3,310	1,755	(268)	4,797

Net earnings	$7,368	3,212	(206)	10,374

Basic earnings per share	$0.88			0.63

Diluted earnings per share	$0.82			0.60

[1]	Represents results of Flag Financial Corporation for the year ended December 31, 2004.
[2]	Represents results of First Capital Bancorp for the year ended December 31, 2004.
[3]	Pro forma adjustments include the following items: amortization of core deposit intangibles of $227,000, net of First Capital historical amortization of $172,000, accretion of loan purchase account adjustment of $551,000, net of First Capital historical amortization of $35,000, accretion of securities purchase accounting adjustment of $536,000, net of First Capital historical accretion of $106,000, amortization of deposit purchase accounting adjustment of $511,000, net of First Capital historical accretion of $220,000, accretion of junior subordinated debt accounting adjustments of $7,000, and reversal of First Capital short-term and long-term borrowings historical accretion of $96,000. Additionally, interest expense includes $734,000 for funding costs as though the funding for the cash component of the transaction occurred January 1, 2004.

On December 2, 2004, Flag purchased substantially all of the assets of Payroll Solutions, Inc. (“Payroll Solutions”), a provider of payroll, human resources and benefits services to small and medium-sized businesses primarily in Georgia. Total consideration for the purchase was $4.7 million including 236,723 shares of Flag common stock or $3.3 million and the assumption of debt of approximately $1.4 million. Of the total number of shares of the Common Stock issued under the Asset Purchase Agreement, 47,143 shares were held in escrow at December 31, 2004 and were released during 2005 upon accomplishment of certain business objectives. The purchase of Payroll Solutions expands the suite of services that the Bank offers it business customers.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition of Payroll Solutions (in thousands):

Premises and equipment	$72
Goodwill	4,613

Total assets acquired	$4,685

During the third quarter of 2004, Flag acquired a mortgage and construction lending practice of another Atlanta based bank. Flag purchased approximately $35.0 million in mortgage and construction loans and assumed several property leases with market based rents and terms. Total consideration for the purchase will be paid over the course of 60 months and totals approximately $930,000 in cash. During 2005 and 2004, payments were made of $192,000 and $155,000, respectively. The acquisition of these mortgage and construction lending offices is in accordance with Flag’s strategy to continue to grow its noninterest income.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(2)	Business Combinations, continued

Other Acquisitions and Dispositions, continued

During the first quarter of 2004, Flag sold its Thomaston, Georgia branch to another Georgia based bank. After $635,000 in expenses related directly to the sale of the branch, Flag recorded an after tax gain of approximately $1.5 million. Included in the sale was approximately $1.7 million of premises and equipment, $16.7 million in loans and $35.8 million in deposits. Flag’s decision to sell this branch was due to its continued focus on developing its banking presence where Flag maintains high market share and in developing its metro Atlanta presence.

Intangible Assets and Goodwill

As of December 31, 2005, Flag had recorded intangible assets that are subject to amortization totaling $5.1 million with accumulated amortization of $343,000. As of December 31, 2004, Flag had intangible assets of $900,000 with accumulated amortization of $195,000. The weighted average amortization period for Flag’s core deposit intangibles is 9.2 years and the amortization period for intangibles created by customer lists is being recognized over 7.0 years. Flag recognized amortization expense on these intangibles of $170,000 in 2005, $90,000 in 2004 and $83,000 in 2003.

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Balance as of January 1st	$20,191	14,137
Goodwill acquired during the year	90,129	6,054

Balance as of December 31st	$110,320	20,191

Flag tests its goodwill for impairment on an annual basis using the expected present value of future cash flows. Management estimates there is no impairment of goodwill as of December 31, 2005 and 2004.

(3)	Investment Securities

Investment securities available-for-sale at December 31, 2005 and 2004 are summarized as follows (in thousands):

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and agencies	$93,401	58	13	93,446
State, county and municipals	7,344	158	68	7,434
Equity securities	334	-	46	288
Mortgage-backed securities	103,145	164	77	103,232
Corporate debt securities	2,784	4	-	2,788
Trust preferred securities	21,118	407	271	21,254

	$228,126	791	475	228,442

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(3)	Investment Securities, continued

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries and agencies	$55,407	83	238	55,252
State, county and municipals	6,839	321	-	7,160
Equity securities	309	-	26	283
Mortgage-backed securities	29,704	353	59	29,998
Trust preferred securities	19,041	284	628	18,697

	$111,300	1,041	951	111,390

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2005 and 2004 are summarized as follows (in thousands):

	Less than 12 Months		December 31, 2005 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries and agencies	$35,645	13	-	-	35,645	13
State, county and municipals	931	68	-	-	931	68
Equity securities	84	46	-	-	84	46
Mortgage-backed securities	28,620	77	-	-	28,620	77
Trust Preferred securities	8,000	25	3,466	246	11,466	271

	$73,280	229	3,466	246	76,746	475

	Less than 12 Months		December 31, 2004 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries and agencies	$52,521	238	-	-	52,521	238
Equity securities	-	-	283	26	283	26
Mortgage-backed securities	5,824	33	1,441	26	7,265	59
Trust Preferred securities	3,185	628	-	-	3,185	628

	$61,530	899	1,724	52	63,254	951

At December 31, 2005, unrealized losses in the investment portfolio related to debt, equity and trust preferred securities. The unrealized losses on the debt and equity securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades where the U.S. Government largely backs the repayment sources of principal and interest. At December 31, 2005, 1 of 26 securities issued by state, county and municipals contained unrealized losses while 21 out of 56 securities issued by U.S. Government agencies and Government sponsored corporations, including mortgage-backed securities, contained unrealized losses. One of 4 equity securities contained unrealized losses at December 31, 2005.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(3)	Investment Securities, continued

The unrealized losses on the trust preferred securities arose due to changing interest rates and market conditions and are considered to be temporary. At December 31, 2005, 8 of 24 trust preferred securities contained unrealized losses.

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

The unrealized losses on the trust preferred securities arose due to changing interest rates and market conditions and are considered to be temporary. At December 31, 2004, 2 of 11 trust preferred securities contained unrealized losses.

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2005, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
U.S. Treasuries and agencies, state, county and municipals and corporate debt:
Within 1 year	$10,259	10,264
1 to 5 years	80,486	80,537
5 to 10 years	9,564	9,630
More than 10 years	24,338	24,491
Equity securities	334	288
Mortgage-backed securities	103,145	103,232

	$228,126	228,442

Proceeds from sales of securities available-for-sale during 2005, 2004 and 2003 totaled approximately $109.4 million, $12.1 million and $24.3 million, respectively. Gross gains of approximately $169,000, $700,000 and $209,000 and gross losses of approximately $1.233 million, $0 and $73,000 were realized on those sales during 2005, 2004 and 2003, respectively.

Securities with a carrying value of approximately $163.4 million were pledged to secure FHLB and other public deposits at December 31, 2005. Securities with a carrying value of approximately $74.7 million at December 31, 2004 were pledged to secure advances from the FHLB and other public deposits.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(4)	Loans

Major classifications of loans at December 31, 2005 and 2004 are summarized as follows (in thousands):

	2005	2004
Commercial, financial and agricultural	$126,293	57,231
Real estate – construction	448,336	176,111
Real estate – mortgage	626,189	355,575
Installment loans to individuals	20,961	15,644
Lease financings	46	142

Gross loans	1,221,825	604,703
Less allowance for loan losses	16,779	8,602

	$1,205,046	596,101

Flag concentrates its lending activities in the origination of permanent residential mortgage loans, residential construction loans, commercial mortgage loans, commercial business loans, and consumer installment loans. The majority of Flag’s real estate loans are secured by real property located in West-Central and Middle Georgia and metropolitan Atlanta, Georgia.

Mortgage loans secured by 1-4 family residences totaling approximately $57.9 million and $58.2 million were pledged as collateral for outstanding FHLB advances as of December 31, 2005 and 2004, respectively. At December 31, 2005, $61.9 million in multi-family and commercial loans were also pledged as collateral for outstanding FHLB advances. In addition, Flag has pledged certain commercial and real estate loans to the Federal Reserve Bank of Atlanta totaling $220.0 million and $205.0 million at December 31, 2005 and 2004, respectively, to secure a line of credit established for liquidity purposes.

Activity in the allowance for loan losses is summarized as follows for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Balance at beginning of year	$8,602	6,685	6,888
Provisions charged to operations	750	1,845	1,321
Loans charged-off	(1,005)	(878)	(1,906)
Recoveries on loans previously charged-off	1,975	550	382
Allowance related to purchase transactions	6,457	400	-

Balance at end of year	$16,779	8,602	6,685

At December 31, 2005, nonperforming assets totaled $6.9 million, compared to $5.3 million at the end of 2004. At December 31, 2005 and 2004, nonaccrual loans were $5.7 million and $4.2 million, respectively. At December 31, 2005 and 2004, the ratio of nonperforming loans to total loans was 0.58% and 0.89%, respectively. Nonperforming assets to total assets stood at 0.41% at December 31, 2005 compared to 0.64% at December 31, 2004. The decrease in nonperforming loans to total loans and nonperforming assets to total assets in 2005 is attributed to a combination of Flag’s comprehensive loan review program and its strict management of problem assets. At December 31, 2005, there were no commitments to advance additional funds on any loan classified as nonaccrual.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(4)	Loans, continued

Nonperforming assets are detailed as follows for the years ended December 31, 2005 and 2004 (in thousands):

	2005	2004
Loans on nonaccrual	$5,694	4,224
Loans past due 90 days and still accruing	120	74
Other real estate owned	1,123	1,012

Total nonperforming assets	$6,937	5,310

Total nonperforming loans as a percentage of loans	0.58%	0.89%

Flag had impaired loans of approximately $1.1 million and $4.8 million at December 31, 2005 and 2004, respectively, with a total allowance for loan losses related to these loans of approximately $803,000 and $1.3 million, respectively. The average balance of impaired loans was approximately $1.3 million, $5.1 million and $5.1 million during 2005, 2004 and 2003, respectively. Interest income on impaired loans of approximately $19,000, $196,000 and $143,000 was recognized for cash payments received in 2005, 2004 and 2003, respectively.

(5)	Premises and Equipment

Premises and equipment at December 31, 2005 and 2004 are summarized as follows (in thousands):

	2005	2004
Land and land improvements	$3,532	4,099
Buildings and improvements	12,949	12,558
Furniture and equipment	9,684	15,227

	26,165	31,884
Less accumulated depreciation	12,180	17,426

	$13,985	14,458

Depreciation expense approximated $1.5 million, $1.9 million and $2.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Premises and equipment acquired through the merger with First Capital in 2005 consisted of $64,000 in leasehold improvements and $621,000 in furniture and fixtures.

During the first quarter of 2005, Flag sold one of its banking centers with a net book value of $828,000 and recognized a pre-tax gain of $36,000.

During the first quarter of 2004, Flag sold its Thomaston, Georgia branch to another Georgia based bank and recorded an after tax gain of approximately $1.5 million. Included in the sale was premises and equipment with an approximate cost basis of $1.7 million.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(6)	Time Deposits

At December 31, 2005, contractual maturities of time deposits are summarized as follows (in thousands):

Year ending December 31,
2006	$428,028
2007	58,650
2008	33,895
2009	32,373
2010	5,879
Thereafter	488

$559,313

At December 31, 2005 and 2004, the Bank held $177.6 million and $133.1 million, respectively, in certificates of deposits obtained through the efforts of third party brokers. The weighted average cost at December 31, 2005 and 2004 was 3.71% and 3.38%, respectively. The weighted average maturity at December 31, 2005 and 2004 was 12.4 months and 17.6 months, respectively.

(7)	Advances from Federal Home Loan Bank

FHLB advances as of December 31, 2005 are as follows:

	December 31,
	2005	2004
FHLB advances, interest payable at fixed rates ranging from 4.51% to 5.92%; advances mature at various maturity dates from October 24, 2007 through January 17, 2012; weighted average rate at December 31, 2005 is 4.99%.	$13,878	-
FHLB advances, interest payable at variable rates ranging from 3.21% to 4.55%; advances mature at various maturity dates from September 17, 2007 through April 25, 2012; weighted average rate at December 31, 2005 is 4.09%.	129,591	25,000

	$143,469	25,000

Contractual maturities of FHLB advances as of December 31, 2005 are as follows:

2006	$-
2007	31,996
2008	2,008
2009	30,249
2010	54,219
Thereafter	24,997

Total	$143,469

Flag has $15.9 million in FHLB advances subject to be called in 2006 and $25.0 million in FHLB advances subject to be called in 2007.

The weighted average interest rate on advances was 4.22% and 2.50% at December 31, 2005 and 2004, respectively. Advances from FHLB are collateralized by FHLB stock, certain investment securities and certain first mortgage, multifamily and commercial real estate loans.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(8)	Other Borrowings

Other borrowings as of December 31, 2005 consisted of a revolving line of credit with a bank with a total commitment amount of $15.0 million and no outstanding balance. The line of credit bears interest at 1 month LIBOR plus 115 basis points, is secured by the common stock of the Bank and has various covenants and restrictions. Management believes that Flag and the Bank were in compliance with all covenants and restrictions at December 31, 2005. There were no other borrowings outstanding at December 31, 2005. Other borrowings as of December 31, 2004 consisted of a line of credit with a bank with a total commitment amount of $11.0 million and interest at 0.5% below the prime rate. This line of credit was repaid and closed during 2005. Borrowings outstanding at December 31, 2004 were $4.3 million, with an interest rate of 4.75%.

Flag has entered into line of credit agreements with various financial institutions to purchase federal funds with an aggregate commitment amount of $77.0 million at December 31, 2005. There were no federal funds purchased outstanding as of December 31, 2005 or 2004.

Flag has entered into a line of credit agreement with the Federal Reserve Bank of Atlanta (“FRB”) through which Flag would pledge a portion of its unencumbered loan portfolio to secure a commitment totaling $150.8 million and $149.5 million at December 31, 2005 and 2004, respectively. The commitment level varies proportional to the collateral balances but Flag anticipates the commitment to remain in excess of $125 million. Flag did not use the line during 2005 or 2004 and established the line in order to enhance the Bank’s liquidity ratios and preparedness.

(9)	Junior Subordinated Debt

Through its acquisition of First Capital, the Company recorded $6.6 million in fixed rate Junior Subordinated Debentures (the “Debentures”). First Capital Statutory Trust I (“FCST I”) issued 6,200 fixed rate Preferred Securities having a liquidation amount of $1,000 each. The proceeds from such issuances, together with the proceeds of the related issuance of common securities of FCST I in the amount of $192,000, were invested in the fixed rate Debentures of First Capital. The fixed rate on these financial instruments is identical at 9.0%. The Debentures are due January 17, 2032 and may be redeemed on or after January 17, 2007. Such debentures presently qualify as Tier 1 capital for regulatory reporting. The sole assets of FCST I are the Debentures. Flag owns all of the common securities of FCST I.

On November 10, 2005, the Company closed a private offering of 15,000 floating rate Preferred Securities offered and sold by Flag Financial Statutory Trust III (“Trust III”) having a liquidation amount of $1,000 each. The proceeds from such issuances, together with the proceeds of the related issuance of common securities of Trust III purchased by the Company in the amount of $464,000, were invested in floating rate Junior Subordinated Debentures (the “November 2005 Debentures”) of the Company totaling $15.5 million. The November 2005 Debentures are due December 30, 2035 and may be redeemed after five years, and sooner in certain specific events, including in the event that certain circumstances render them ineligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required. Such debentures presently qualify as Tier 1 capital for regulatory reporting. The sole assets of Trust III are the November 2005 Debentures. The November 2005 Debentures are unsecured and rank junior to all senior debt of the Company and on par with the debentures issued in connection with the Company’s other trust preferred securities. The Company owns all of the common securities of Trust III. At December 31, 2005, the floating rate securities had a 5.93% interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.40%.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(9)	Junior Subordinated Debt, continued

On July 18, 2005, the Company closed a private offering of 10,000 floating rate Preferred Securities offered and sold by Flag Financial Statutory Trust II (“Trust II”) having a liquidation amount of $1,000 each. The proceeds from such issuances, together with the proceeds of the related issuance of common securities of Trust II purchased by the Company in the amount of $310,000, were invested in floating rate Junior Subordinated Debentures (the “July 2005 Debentures”) of the Company totaling $10.3 million. The July 2005 Debentures are due September 30, 2035 and may be redeemed after five years, and sooner in certain specific events, including in the event that certain circumstances render them ineligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required. Such debentures presently qualify as Tier 1 capital for regulatory reporting. The sole assets of Trust II are the July 2005 Debentures. The July 2005 Debentures are unsecured and rank junior to all senior debt of the Company and on par with the debentures issued in connection with the Company’s other trust preferred securities. The Company owns all of the common securities of Trust II. At December 31, 2005, the floating rate securities had a 6.03% interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.50%.

On April 15, 2004, the Company closed a private offering of 14,000 floating rate Preferred Securities offered and sold by Flag Financial Corporation Statutory Trust (the “Trust”) having a liquidation amount of $1,000 each. The proceeds from such issuances, together with the proceeds of the related issuance of common securities of the Trust purchased by the Company in the amount of $433,000, were invested in floating rate Junior Subordinated Debentures (the “2004 Debentures”) of the Company totaling $14.4 million. The 2004 Debentures are due April 15, 2034 and may be redeemed after five years, and sooner in certain specific events, including in the event that the certain circumstances render them ineligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required. Such debentures presently qualify as Tier 1 capital for regulatory reporting. The sole assets of the Trust are the 2004 Debentures. The 2004 Debentures are unsecured and rank junior to all senior debt of the Company and on par with the debentures issued in connection with the Company’s other trust preferred securities. The Company owns all of the common securities of the Trust. At December 31, 2005, the floating rate securities had a 7.28% interest rate, which will reset quarterly at the three-month LIBOR rate plus 2.75%.

In accordance with FASB Interpretation No. 46, the Trusts are not consolidated with the Company. Accordingly, the Company does not report the securities issued by the Trusts as liabilities, and instead reports as liabilities the junior subordinated debentures issued by the Company and held by the Trusts, as these are not eliminated in consolidation. The Trust Preferred Securities are recorded as junior subordinated debentures on the balance sheets, but subject to certain limitations qualify for Tier 1 capital for regulatory capital purposes.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(10)	Income Taxes

The following is an analysis of the components of income tax expense for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Current	$5,201	3,182	(444)
Deferred	(601)	128	3,168

	$4,600	3,310	2,724

The differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings before taxes for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	2005	2004	2003
Pretax income at statutory rate	$4,820	3,631	3,002
(Deduct) add:
Tax-exempt interest income	(190)	(216)	(245)
State income taxes, net of federal effect	274	76	130
Increase in cash surrender value of life insurance	(99)	(53)	(55)
General business credits	(191)	(123)	(120)
Other	(14)	(5)	12

	$4,600	3,310	2,724

The following summarizes the net deferred tax asset. The deferred tax asset is included as a component of other assets at December 31, 2005 and 2004 (in thousands).

	2005	2004
Deferred tax assets:
Allowance for loan losses	$6,168	3,113
Net operating loss carryforwards and credits	478	479
Nondeductible interest on nonaccrual loans	111	90
Nondeductible expenses	1,453	59
Nondeductible loss	33	298
Acquisition purchase accounting basis difference	1,929	-
Other	326	255

Total gross deferred tax assets	10,498	4,294

Deferred tax liabilities:
Premises and equipment	(51)	495
Tax installment sale	345	351
Goodwill and core deposit intangibles	3,162	1,213
Unrealized gain on securities available-for-sale	40	35
Other	44	47

Total gross deferred tax liabilities	3,540	2,141

Net deferred tax asset	$6,958	2,153

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(10)	Income Taxes, continued

As of December 31, 2005, Flag has federal net operating losses totaling approximately $103,000 that will expire in 2007 and state net operating loss carryforwards totaling approximately $1.0 million that will begin to expire in 2007 unless previously utilized.

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

During 2005, in connection with the merger, the Company issued 6,921,894 shares of common stock to the former shareholders of First Capital. In private placements of common stock and warrants, the Company sold 6,000 shares of common stock in 2004 and 12,000 shares in 2003 at prices of $11.50 and $13.01 per share, respectively, representing in each case the fair market value of the stock. See Note 12 for information about the warrants. The proceeds were used for general corporate purposes. In December 2004, the Company issued 236,723 shares of common stock in a business purchase transaction.

Shares of preferred stock may be issued from time to time in one or more series as established by resolution of the Board of Directors of Flag, up to a maximum of 10,000,000 shares. Each resolution shall include the number of shares issued, preferences, special rights and limitations as determined by the Board.

(12)	Employee and Director Benefit Plans

Defined Contribution Plan

Flag sponsors the Flag Financial Profit Sharing Thrift Plan that is qualified pursuant to IRC section 401(k). The plan allows eligible employees to defer a portion of their income by making contributions into the plan on a pretax basis. The plan provides a matching contribution based on a percentage of the amount contributed by the employee. The plan also provides that the Board of Directors may make discretionary profit-sharing contributions. The plan allows participants to direct contributions to be invested in the common stock of Flag. The trustee of the plan is required to purchase the Flag stock at market value. At December 31, 2005 and 2004, 272,647 shares with a market value of $4.6 million and 227,230 shares with a market value of $3.4 million, respectively, of the Company’s common stock were held by the plan. During the years ended December 31, 2005, 2004 and 2003, the Company contributed approximately $576,000, $413,000 and $475,000, respectively, to this plan under its matching provisions.

Nonqualified Directors’ Retirement Plans

The Bank sponsors postretirement benefit plans to provide retirement benefits to certain of their Board of Directors and executives and to provide death benefits for their designated beneficiaries. Under these plans, the Bank purchased split-dollar universal life insurance contracts on the lives of each participant. At December 31, 2005 and 2004, the cash surrender value of the insurance contracts was approximately $9.8 million and $6.5 million, respectively, and the accrued liability was $2.6 million and $786,000, respectively.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(12)	Employee and Director Benefit Plans, continued

Nonqualified Directors’ Retirement Plans, continued

During the years ended December 31, 2005, 2004 and 2003, the Company expensed approximately $186,000, $460,000 and $84,000, respectively, for retirement benefits. Expenses incurred for benefits were approximately $5,000 during 2005, $5,000 during 2004 and $6,000 during 2003. The increase in the accrued liability at December 31, 2005 includes $1.7 million related to post retirement benefits plans acquired through the merger with First Capital.

Director Fee Deferral Plan and Rabbi Trust

Through its merger with First Capital, Flag sponsors a deferral plan that allows certain directors to defer all or a portion of their director fees. The director may elect to defer no fees, 50% of fees, or 100% of fees. The deferred fees are invested, at the discretion of each director, in Company stock or other nonemployer securities and placed in a rabbi trust. The accounts of the rabbi trust have been consolidated with the accounts of the Company in the consolidated financial statements. Shares of Company stock held by the rabbi trust total 36,310 at December 31, 2005. Nonemployer equity securities held by the rabbi trust are recorded at fair value of $116,000. The fair value of the assets held by the rabbi trust is recorded as a deferred compensation liability and amounted to $680,000 at December 31, 2005. The increase in fair value over the cost of the assets held by the rabbi trust is recorded as an expense. Flag incurred no cost related to this plan in 2005. The plan, in addition to allowing diversification of investments, may be settled in cash, Company stock or a combination of both.

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

In connection with the Company’s private placements described in Note 11, warrants for 6,000 shares and 12,000 shares were issued for the purchases of common stock for $1 per warrant during 2004 and 2003, respectively. The warrants allow each holder to purchase one additional share of common stock for each share purchased in connection with the applicable private placement and were issued as of the date of issuance of common stock sold in the private placement. The warrants are exercisable for a period of ten years following the 2004 and 2003 issuance at prices of $11.50 and $13.01 per share, respectively.

On August 16, 2005, Flag’s Board of Directors approved the reduction of exercise prices and forfeiture of the remaining term of the Company’s common stock warrants in order to induce the warrant holders to immediately exercise the warrants to facilitate the consummation of the merger with First Capital. On November 14, 2005, Flag and certain of the warrant holders entered into Warrant Modification Agreements to amend the Warrant Agreements and Form of Warrants to reflect the Warrant Adjustments. Pursuant to the Warrant Modification Agreements the warrant holders exercised their warrants and the Company issued a total of 1,230,000 shares of common stock in consideration for an aggregate exercise price of $8.1 million.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(12)	Employee and Director Benefit Plans, continued

Stock Option Plan and Warrants, continued

The following table summarizes the warrants which were adjusted and their years of issuance, original weighted exercise prices and adjusted weighted exercise prices:

Year of Issuance	Number of Warrants	Original Weighted Exercise Price	Adjusted Weighted Exercise Price
2002	1,212,000	$9.21	$6.59
2003	12,000	11.50	8.23
2004	6,000	13.01	9.31

First Capital had stock option plans for key employees with similar provision as Flag’s plan. Options under First Capital’s acquired plans were converted at the exchange ratio effective for common shares of 1.6 per share. Options outstanding under the plans are reflected in the following table as being assumed through acquisition. No options are available for grant under the acquired plans.

A summary of activity in the warrants and stock option plans is presented below.

	2005		2004		2003
	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share	Shares	Weighted Average Price Per Share
Outstanding, beginning of year	2,018,065	$9.45	2,030,415	$9.30	2,152,427	$9.21
Granted during the year	436,500	16.05	100,000	12.88	23,100	12.91
Acquisition of First Capital	784,299	7.91	-	-	-	-
Cancelled during the year	(42,630)	8.49	(76,600)	10.74	(28,014)	11.37
Exercised during the year	(1,449,578)	7.12	(35,750)	7.77	(117,098)	7.78

Outstanding, end of year	1,746,656	$10.58	2,018,065	$9.45	2,030,415	$9.30

A summary of options and warrants outstanding as of December 31, 2005 is presented below:

Options and Warrants Outstanding	Range of Price per Share	Weighted Average Price Per Share	Years Remaining	Options and Warrants Currently Exercisable	Weighted Average Price Per Share
448,431	$ 3.47 – 6.75	$6.06	4	448,431	$6.06
455,081	6.76 – 10.00	8.24	5	438,012	8.29
843,144	10.01 – 16.36	14.26	8	562,244	13.92

1,746,656	$ 3.47 – 16.36	$10.58	6	1,448,687	$9.79

The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions: dividend yield ranging from 1.56% to 1.80%, risk free interest rate ranging from 4.24% to 4.38% and an expected life of 7 years. Volatility ranged from .2185 to .2436 in 2005, ..2232 to .2941 in 2004, .2496 to .9803 in 2003. The weighted average grant-date fair value of options and warrants granted in 2005, 2004 and 2003 was $4.62, $3.44 and $3.60, respectively.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(12)	Employee and Director Benefit Plans, continued

Long-Term Incentive Plan

On December 22, 2005, the Compensation Committee approved a long-term incentive program including two elements: stock option grants and a three-year long-term cash incentive plan. Each is described below.

Stock Option Program: Under the stock option program, certain key executives and employees received incentive and non-qualified stock options. The non-qualified options vested immediately, while the incentive stock options vest in annual one-third increments, with the first third vesting on the date of grant. The stock options were issued under Flag’s existing stock option plan described previously. In 2005, 197,631 incentive and 122,369 non-qualified stock options were issued under the program. The exercise price for all options was $16.36 per share, representing the fair market value of the common stock on the date of grant. Each option expires on December 28, 2015.

Long-Term Cash Incentive Plan. The long-term cash incentive plan is a three-year plan based on market capitalization increase. Its term began on January 1, 2006 and will end on December 31, 2008. Essentially, no payouts will be earned if the compounded annual growth in market capitalization over the three-year term is 10% or less. Any market capitalization increase in excess of an annualized 10% growth will be considered to be “incremental market capitalization,” and 8% of this amount will be used to fund a cash incentive pool. Certain key executives and employees will be entitled to portions of the pool as allocated by the plan, and the Compensation Committee may adjust the initial allocations. Payments will be earned on December 31, 2008 based on the annualized growth in market capitalization, measured as of that date.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 that Flag and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective actions. Minimum ratios required by the Bank to ensure capital adequacy are 8% for total capital to risk weighted assets and 4% each for Tier 1 capital to average assets. Minimum ratios required by the Bank to be well capitalized under prompt corrective action provisions are 10% for total capital to risk weighted assets, 6% for Tier 1 capital to risk weighted assets and 5% for Tier 1 capital to average assets. Minimum amounts required for capital adequacy purposes and to be well capitalized under prompt corrective action provisions are presented below for Flag and the Bank. Prompt corrective action provisions do not apply to bank holding companies.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(13)	Regulatory Matters, continued

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(000’s)		(000’s)		(000’s)
As of December 31, 2005:
Total Capital (to Risk Weighted Assets)
Flag consolidated	$150,925	11.56%	$104,423	8.00%	N/A	N/A
Flag Bank	$133,369	10.32%	$103,345	8.00%	$129,182	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Flag consolidated	$134,767	10.32%	$52,212	4.00%	N/A	N/A
Flag Bank	$117,211	9.07%	$51,673	4.00%	$77,509	6.00%
Tier 1 Capital (to Average Assets)
Flag consolidated	$134,767	9.98%	$54,039	4.00%	N/A	N/A
Flag Bank	$117,211	10.58%	$44,333	4.00%	$55,417	5.00%

As of December 31, 2004:
Total Capital (to Risk Weighted Assets)
Flag consolidated	$70,013	11.23%	$49,869	8.00%	N/A	N/A
Flag Bank	$67,035	10.74%	$49,917	8.00%	$62,397	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Flag consolidated	$62,203	9.98%	$24,915	4.00%	N/A	N/A
Flag Bank	$59,225	9.49%	$24,959	4.00%	$37,438	6.00%
Tier 1 Capital (to Average Assets)
Flag consolidated	$62,203	8.12%	$30,642	4.00%	N/A	N/A
Flag Bank	$59,225	7.79%	$30,425	4.00%	$38,031	5.00%

Flag consolidated has included $45.2 million of trust preferred securities as qualifying Tier I capital for regulatory reporting at December 31, 2005. On March 1, 2005, the Board of Governors of the Federal Reserve adopted a final rule that allows the continued inclusion of trust preferred securities up to 25 percent of all core capital elements, net of intangibles. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier II capital. The final rule provides a five year transition period ending March 31, 2009 for application of the quantitative limits.

Banking regulations limit the amount of dividends the Bank can pay to Flag without prior regulatory approval. These limitations are a function of excess regulatory capital and net earnings in the year the dividend is declared. In 2006, the Bank can pay dividends of approximately $4.8 million without prior regulatory approval.

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

Commitments to originate first mortgage loans and to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. The Bank’s loans are primarily collateralized by residential and commercial real properties, automobiles, savings deposits, accounts receivable, inventory and equipment.

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

Flag’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. All standby letters of credit are secured at December 31, 2005 and 2004.

	2005	2004
Financial instruments whose contract amounts represent credit risk (in thousands):
Commitments to extend credit	$398,512	142,036
Standby letters of credit	$13,670	3,650

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

Derivative instruments are used as part of Flag’s interest rate risk-management strategy. By using derivative instruments, Flag is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes Flag, and, therefore, creates a repayment risk for Flag. When the fair value of a derivative contract is negative, Flag owes the counterparty and, therefore, it has no repayment risk. Flag minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(14)	Commitments, continued

Flag’s derivative activities are monitored by its asset-liability management committee as part of that committee’s oversight of Flag’s asset-liability and treasury functions. Flag’s asset-liability committee is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the overall interest rate risk management.

Flag’s objective in using derivatives is to add stability to net interest income and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, Flag primarily uses interest rate swaps and floors as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts in exchange for floating-rate payments over the life of the agreements without exchange of the underlying principal amount. Interest rate floors designated as cash flow hedges involve the receipt of variable rate amounts over the life of the agreement if the Prime interest rate decreases below a certain rate. Through the merger with First Capital, Flag is a party to an interest rate corridor contract. An interest rate corridor is a combination of buying a cap (floor) at a given strike rate and selling another cap (floor) at a higher (lower) rate and provides a range of interest rate protection when compared to caps and floors alone. Interest rate corridors place a rate protection range on a portion of variable rate debt based on a notional amount and maturity date.

At December 31, 2005, the Company had interest rate swaps, interest rate floors and an interest rate corridor designated as cash flow hedges. No fair value hedges were outstanding. The following table summarizes the outstanding derivative instruments at December 31, 2005 and 2004 (dollars in thousands):

2005

Interest Rate Swaps
Type	Transaction Date	Term Date	Notional	Receive Rate	Pay Rate	Fair Value
Receive Fixed, Pay LIBOR Swap	June 2004	June 2006	$15,000	3.00%	4.3788%	$(128)
Receive Fixed, Pay LIBOR Swap	June 2004	Dec 2006	5,000	3.27%	4.3788%	(76)

Total Received Fixed Swaps			$20,000	3.07%	4.3788%	$(204)

2005

Interest Rate Floors
Type	Transaction Date	Term Date	Notional	Strike Rate	Current Rate	Fair Value
Prime Based Floor	May 2005	May 2008	$50,000	5.50%	7.25%	$3
Prime Based Floor	May 2005	May 2010	50,000	5.50%	7.25%	49

Total Interest Rate Floors			$100,000	5.50%	7.25%	$52

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(14)	Commitments, continued

2005
	Transaction Date	Term	Notional	Cap Purchased	Current Sold	Fair Value
Interest Rate Corridor	Nov 2002	Nov 2007	$5,000	4.00%	7.00%	$72

2004

Interest Rate Swaps
Type	Transaction Date	Term Date	Notional	Receive Rate	Pay Rate
Receive Fixed, Pay LIBOR Swap	June 2004	Dec 2005	$5,000	2.68%	1.84%
Receive Fixed, Pay LIBOR Swap	June 2004	June 2006	15,000	3.00%	1.84%
Receive Fixed, Pay LIBOR Swap	June 2004	Dec 2006	5,000	3.27%	1.84%

Total Received Fixed Swaps			$25,000	2.99%	1.84%

During 2001, Flag settled a previously outstanding interest rate contract. The gain realized upon settlement was recognized over the original life of the contract, which expired during 2003.

As of December 31, 2005, the change in net unrealized loss of $152,000, pretax, for derivatives designated as cash flow hedges is separately disclosed in comprehensive income. There are no unrealized gains or losses for the interest rate corridor in comprehensive income, as the change in fair value from the date of the merger to December 31, 2005 was immaterial. There were no unrealized gains or losses for derivatives designated as cash flow hedges disclosed in comprehensive income at December 31, 2004. For the years ended December 31, 2005, 2004 and 2003, no hedging ineffectiveness on cash flow hedges was recognized.

For the years ended December 31, 2005, 2004 and 2003, the Company had rent expense in the amount of $962,000, $926,000 and $544,000, respectively. At December 31, 2005, minimum operating lease commitments are summarized as follows (in thousands):

Year ending December 31,
2006	$1,227
2007	1,112
2008	1,056
2009	906
2010	608
Thereafter	1,112

$6,021

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(15)	Related Party Transactions

Flag conducts transactions with its directors and executive officers, including companies in which they have beneficial interest, in the normal course of business. It is the policy of Flag that loan transactions with directors and executive officers are made on substantially the same terms as those prevailing at the time for comparable loans to other persons. The following is a summary of activity for related party loans for 2005 (in thousands).

Balance at December 31, 2004	$5,007

New loans	686
Repayments	(858)

Balance at December 31, 2005	$4,835

At December 31, 2005 and 2004, deposits from directors, executive officers and their related interests aggregated approximately $8.1 million and $6.2 million. These deposits were taken in the normal course of business at market interest rates.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(16)	Flag Financial Corporation (Parent Company Only) Financial Information

Balance Sheets

December 31, 2005 and 2004

Assets

	2005	2004
	(In thousands)
Cash	$14,264	2,679
Other investments	5,934	7,523
Investment in subsidiary	220,659	77,483
Other assets	15,394	3,650

	$256,251	91,335

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$1,980	686
Other borrowings	2,000	7,014
Junior subordinated debentures	46,791	14,433
Other liabilities	680	-
Stockholders’ equity	204,800	69,202

	$256,251	91,335

Statements of Operations

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(In thousands)
Income:
Dividends from subsidiary	$2,500	-	-
Interest income	671	735	572

Total income	3,171	735	572

Operating expenses:
Interest expense	1,562	688	181
Loss on sale of other investments	-	-	(125)
Other	342	296	209

Total operating expenses	1,904	984	265

Earnings (loss) before income tax benefit (expense) and dividends received in excess of earnings of subsidiary and equity in undistributed earnings of subsidiary	1,267	(249)	307
Income tax benefit (expense)	482	95	(113)

Earning (loss) before dividends received in excess of earnings of subsidiary and equity in undistributed earnings of Subsidiary	1,749	(154)	194
Equity in undistributed earnings of subsidiary	7,827	7,522	5,911

Net earnings	$9,576	7,368	6,105

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(16)	Flag Financial Corporation (Parent Company Only) Financial Information, continued

Statements of Cash Flows

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(In thousands)
Cash flows from operating activities:
Net earnings	$9,576	7,368	6,105
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	13	-	-
Gain on other investments	-	-	(125)
Equity in undistributed earnings of subsidiary	(7,827)	(7,522)	(5,911)
Change in other assets and liabilities	1,619	(882)	(754)

Net cash provided (used) by operating activities	3,381	(1,036)	(685)

Cash flows from investing activities:
Purchase of other investments	-	1,143	(8,100)
Proceeds from sale and maturity of other investments	1,643	-	803
Investment in Statutory Trusts	(774)	(419)	-
Investment in subsidiary	(21,601)	(6,971)	-

Net cash used by investing activities	(20,732)	(6,247)	(7,297)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	78	138
Proceeds from issuance of warrants	-	6	12
Proceeds from exercise of warrants	8,139	-	-
Proceeds from exercise of stock options	2,092	278	1,080
Change in other borrowings	(5,014)	343	6,671
Proceeds from issuance of junior subordinated debentures	25,774	14,433	-
Purchase of treasury stock	-	(3,927)	-
Cash dividends paid	(2,055)	(2,020)	(2,028)

Net cash provided by financing activities	28,936	9,191	5,873

Net change in cash	11,585	1,908	(2,109)
Cash at beginning of year	2,679	771	2,880

Cash at end of year	$14,264	2,679	771

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(17)	Quarterly Operating Results (unaudited)

The following is a summary of the unaudited condensed consolidated quarterly operating results of Flag for the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

	2005
	Quarter Ended
	Dec. 31	Sept. 30	June 30	March 31
Interest income	$20,491	15,933	14,064	12,787
Interest expense	8,688	5,817	4,817	4,208

Net interest income	11,803	10,116	9,247	8,579
Provision for loan losses	-	375	-	375

Net interest income after provision	11,803	9,741	9,247	8,204
Noninterest income	1,235	3,034	2,592	2,602
Noninterest expense	8,888	8,855	8,422	8,117

Earnings before income taxes	4,150	3,920	3,417	2,689
Provision for income taxes	1,344	1,283	1,111	862

Net earnings	$2,806	2,637	2,306	1,827

Basic earnings per share	$0.23	0.31	0.27	0.21

Diluted earnings per share	$0.22	0.28	.0.25	0.20

Weighted average shares outstanding - basic	12,130	8,546	8,537	8,515

Weighted average shares outstanding - diluted	12,743	9,275	9,231	9,268

	2004
	Quarter Ended
	Dec. 31	Sept. 30	June 30	March 31
Interest income	$12,063	10,813	10,071	9,674
Interest expense	3,639	3,165	2,712	2,541

Net interest income	8,424	7,648	7,359	7,133
Provision for loan losses	375	375	375	720

Net interest income after provision	8,049	7,273	6,984	6,413
Noninterest income	1,931	2,254	2,591	4,692
Noninterest expense	7,490	7,297	6,734	7,988

Earnings before income taxes	2,490	2,230	2,841	3,117
Provision for income taxes	798	571	920	1,021

Net earnings	$1,692	1,659	1,921	2,096

Basic earnings per share	$0.20	0.20	0.23	0.25

Diluted earnings per share	$0.19	0.19	.0.21	0.23

Weighted average shares outstanding - basic	8,337	8,263	8,457	8,528

Weighted average shares outstanding - diluted	8,993	8,856	8,991	9,095

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(18)	Fair Value of Financial Instruments

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

Cash and Cash Equivalents and Other Interest-Bearing Deposits in Banks

For cash, due from banks, federal funds sold and other interest-bearing deposits in banks the carrying amount is a reasonable estimate of fair value.

Investment Securities Available-for-Sale

Fair values for securities available-for-sale are based on quoted market prices.

Other Investments

The carrying value of other investments approximates fair value.

Loans and Mortgage Loans Held-for-Sale

The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans and mortgage loans-held-for-sale, the carrying amount is a reasonable estimate of fair value.

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

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(18)	Fair Value of Financial Instruments, continued

Junior Subordinated Debentures

The fair value of the Company’s fixed rate junior subordinated debenture is based on quoted market prices. The carrying amount of variable junior subordinated debentures approximates fair value.

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

The carrying amount and estimated fair values of Flag’s financial instruments at December 31, 2005 and 2004 are as follows (in thousands):

	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$70,775	70,775	40,316	40,316
Other interest-bearing deposits in banks	4,698	4,698	5,473	5,473
Investment securities available-for-sale	228,442	228,442	111,390	111,390
Other investments	18,762	18,762	13,161	13,161
Mortgage loans held-for-sale	11,665	11,665	10,688	10,688
Loans, net	1,205,046	1,198,887	596,101	596,097
Cash surrender value of life insurance	9,803	9,803	6,470	6,470
Interest rate contracts	(80)	(80)	(93)	(93)

Liabilities:
Deposits	$1,283,952	1,210,556	706,847	707,820
Repurchase agreements	4,142	4,142	2,295	2,295
Advances from Federal Home Loan Bank	143,469	143,465	25,000	25,000
Other borrowings	-	-	4,300	4,300
Junior subordinated debentures	46,791	46,887	14,433	14,433

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(19)	Miscellaneous Operating Income and Expense

Components of other operating income and expense which are greater than 1% of interest income and other operating income for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Operating income:
Miscellaneous fees	$2,302	226	262

Operating expense:
Marketing	$835	552	235

The increase in miscellaneous fees in 2005 is due to fees generated by Payroll Solutions totaling $2.2 million. Flag purchased Payroll Solutions in December 2004.

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

Flag’s management assessed the effectiveness of Flag’s internal control over financial reporting as of December 31, 2005 based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that Flag maintained effective internal control over financial reporting as of December 31, 2005.

Management’s assessment of internal control over financial reporting excluded First Capital Bancorp, Inc., which was acquired on November 21, 2005. The acquired business represented approximately 43% of the Company’s consolidated assets at December 31, 2005, as well as 7% of the Company’s net interest income and 10% of the Company’s income before income taxes for the year ended December 31, 2005. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of First Capital Bancorp, Inc.

Porter Keadle Moore, LLP, the independent registered public accounting firm that audited the consolidated financial statements of Flag included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of Flag’s internal control over financial reporting as of December 31, 2005. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of Flag’s internal control over financial reporting as of December 31, 2005, is included in Item 8 of this Report under the heading “Report of Independent Registered Public Accounting Firm”.

ITEM 9B.	OTHER INFORMATION

Base Salary and Annual Bonus.  On December 28, 2005, the Compensation Committee of the Board of Directors set the following base salaries for the following executive officers, and approved the following bonuses for 2005 under the Company’s current bonus program, which is described below.

	Salary	Bonus
Joseph W. Evans, Chairman, President and CEO:	$325,000	$295,750
J. Daniel Speight, Vice Chairman and CFO:	$275,000	$257,250
J. Thomas Wiley, Jr., Vice Chairman and Chief Banking Officer:	$275,000	$257,250
Stephen W. Doughty, Vice Chairman and Chief Risk Mgmt. Officer:	$275,000	$257,250
H. N. Padget, Jr., Executive Vice President and President, Flag Bank:	$200,000	-
Kim M. Childers, Executive Vice President and Chief Credit Officer:	$200,000	$145,250
James L. LaHaise, Executive Vice President and Chief Revenue Officer:	$200,000	$145,250

In 2006, each officer will be eligible to participate in the Company’s annual incentive program, for which the standards applicable to the above officers remains unchanged from prior years. If specified net income and deposit growth targets are met and assuming continued satisfactory performance in the areas of regulatory compliance, risk and operational management and pursuit of strategic objectives, an initial bonus opportunity of 70% of base salary will be available to the Chairman and each Vice Chairman listed above and 50% of base salary for each Executive Vice President listed above. If net income and deposit growth for 2006 fall short of budget but are above a 90% “floor” for payment, each of these executives will receive a portion of his initial bonus opportunity that represents the percentage of the difference between the “floor” and budget represented by the actual net income or deposit growth for the year. For example, if actual net income represents 95% of budget, an executive would be entitled to receive 50% of his initial 70% bonus opportunity.

An additional bonus pool is also authorized for these executives (subject to expansion to include other executives depending on their respective segment’s performance against budget). The additional bonus pool consists of 30% of the amount by which the Company’s net income exceeds budget and will be prorated among the participating executives based on their respective initial bonus opportunities.

In addition, H.N. Padget, Jr., Executive Vice President of the Company and President of Flag Bank, received a discretionary bonus of $90,000 based on the success of the First Capital merger.

Long-Term Incentive Program.  On December 22, 2005, the Compensation Committee approved a long-term incentive program including two elements: stock option grants and a three-year long-term cash incentive plan. Each is described below.

Stock Option Program:  Under the stock option program, the CEO and each Vice Chairman received 14,393 incentive and 25,607 non-qualified stock options, the President of the Bank received 18,336 incentive and 1,664 non-qualified stock options and the Chief Credit Officer and Chief Revenue Officer each received 15,182 incentive and 4,818 non-qualified stock options, on December 28, 2005. The non-qualified options vested immediately, while the incentive stock options vest in annual one-third increments, with the first third vesting on the date of grant. The exercise price for all options was $16.36 per share, representing the fair market value of the common stock on the date of grant. Each option expires on December 28, 2015.

Long-Term Cash Incentive Plan.  The long-term cash incentive plan is a three-year plan based on market capitalization increase. Its term began on January 1, 2006 and will end on December 31, 2008. Essentially, no payouts will be earned if the compounded annual growth in market capitalization over the three-year term is 10% or less. Any market capitalization increase in excess of an annualized 10% growth will be considered to be “incremental market capitalization,” and 8% of this amount will be used to fund a cash incentive pool. The CEO and Vice Chairmen will each be entitled to 10% of the pool, while the President of the Bank will be entitled to 7% of the pool. Other executives will also be entitled to portions of the pool, and the Compensation Committee may adjust the initial allocations. Payments will be earned on December 31, 2008 based on the annualized growth in market capitalization, measured as of that date. If the Company is acquired before that date, payments would not accelerate, but the market capitalization growth would be measured as of the last day on which the Company is publicly traded and the successor would be required to pay any funded amounts at the end of the performance period (i.e., the first quarter of 2009).

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the directors and executive officers of the Company is set forth under the captions “Proposal 1 – Election of Directors-Nominees,—Information Regarding Nominees and Continuing Directors and – Executive Officers” in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, by directors and executive officers of the Company and the Bank is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement referred to above. Such information is incorporated herein by reference. To the Company’s knowledge, no person was the beneficial owner of more than 10% of the Company’s common stock during 2005.

The Company has adopted a Code of Conduct that applies to all of its directors, officers and employees, including its principal executive, financial and accounting officers. The Code is posted on the Company’s website at www.flagbank.com. Any waivers from, or amendments to, the code will be posted on the website at that address.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation is set forth under the captions “Proposal 1– Election of Directors– Director Compensation” and “Executive Compensation” in the Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding ownership of the Company’s common stock by management and beneficial owners of 5% of the Company’s common stock is set forth under the captions “Proposal 1 – Election of Directors – Management Stock Ownership” in the Proxy Statement referred to in Item 10 above and is incorporated herein by reference.

Equity Compensation Plan Table
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensations plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,746,656	10.58	131,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,746,656	10.58	131,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

4.2

Form of Warrant Agreement and Form of Warrant issued in connection with the issuance of common stock (incorporated by reference from Exhibit 4.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

4.2a	Form of Warrant Modification Agreement dated November 14, 2005 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on November 17, 2005)

4.3	Junior Subordinated Indenture between the Company and Wilmington Trust Company dated November 10, 2005 (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on November 16, 2005)

4.4	Junior Subordinated Indenture between the Company and Wilmington Trust Company dated July 18, 2005 (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on July 22, 2005)

4.5	Indenture between the Company and U.S. Bank, National Association, dated April 15, 2004 (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004)

4.6	Indenture dated January 17, 2002 between First Capital Bancorp, Inc. and State Street Bank and Trust Company of Connecticut, National Association (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-QSB of First Capital Bancorp, Inc. for the quarter ended June 30, 2004)

4.7	Supplemental Indenture dated May 28, 2004 among First Capital Bancorp, Inc., CNB Holdings, Inc. and U.S. Bank , National Association (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-QSB of First Capital Bancorp, Inc. for the quarter ended June 30, 2004)

10.1*	Amended and Restated Employment Agreement between J. Daniel Speight, Jr. and the Company dated as of February 21, 2002 (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

Exhibit No.		Description

10.2*		Employment Agreement between Stephen W. Doughty and the Company dated January 13, 2003 (incorporated by reference from Exhibit 10.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.3*		Employment Agreement between J. Thomas Wiley, Jr. and the Company dated January 13, 2003 (incorporated by reference from Exhibit 10.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.3a*		Employment Agreement among H. N. Padget, the Company, the Bank, First Capital Bancorp, Inc. and First Capital Bank dated May 26, 2005 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on November 22, 2005)

10.4*		Make-Whole Agreement between the Company and Joseph W. Evans dated June 7, 2004

10.5*		Director Indexed Retirement Program for Citizens Bank dated January 13, 1995 (incorporated by reference from Exhibit 10.8 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.6*		Form of Executive Agreement (pursuant to Director Indexed Retirement Program for Citizens Bank) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.9 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.7*		Form of Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement (pursuant to Director Indexed Retirement Program for Citizens Bank) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.10 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.8*		Director Indexed Fee Continuation Program for First Federal Savings Bank of LaGrange effective February 3, 1995 (incorporated by reference from Exhibit 10.12 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.9*		Form of Director Agreement (pursuant to Director Indexed Fee Continuation Program for First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.13 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.10*		Form of Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement (pursuant to Director Indexed Fee Continuation Program of First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.14 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.11*		Form of Indexed Executive Salary Continuation Plan Agreement by and between First Federal Savings Bank of LaGrange and individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.12*		Form of Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement (pursuant to Executive Salary Continuation Plan for First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.16 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.13	*	Form of Deferred Compensation Plan by and between The Citizens Bank and individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.16 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

Exhibit No.		Description

10.14	*	Flag Financial Corporation 1994 Employees Stock Incentive Plan (as amended and restated through March 30, 1998) (incorporated by reference from Exhibit 10.17 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.15	*	Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended through September 18, 1997) (incorporated by reference from Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.16	*	First Amendment to the Flag Financial Corporation 1994 Employees Stock Incentive Plan (as amended and restated as of March 30, 1998), dated as of March 15, 1999 (incorporated by reference from Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.17	*	Second Amendment to the Flag Financial Corporation 1994 Employees Stock Incentive Plan (as amended and restated as of March 30, 1998), dated as of January 16, 2001 (incorporated by reference from Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.18	*	First Amendment to the Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended and restated as of September 18, 1997), dated as of December 21, 1998 (incorporated by reference from Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.19	*	Second Amendment to the Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended and restated as of September 18, 1997), dated as of October 25, 1999 (incorporated by reference from Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.20	*	Third Amendment to the Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended and restated as of September 18, 1997), dated January 16, 2001 (incorporated by reference from Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.21	*	Third Amendment to Flag Financial Corporation 1994 Employees Stock Incentive Plan (as amended and restated as of March 30, 1998), dated as of February 19, 2002 (incorporated by reference from Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.22	*	Fourth Amendment to Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended and restated as of September 18, 1997), dated as of February 19, 2002 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.23	*	Flag Financial Corporation 2004 Equity Incentive Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement filed on March 11, 2004 on Schedule 14A for the 2004 Annual Meeting of Shareholders)

10.24		Purchase and Assumption Agreement among Flag Financial Corporation, Bankers’ Capital Group, LLC, and Gulfstream Financial Services, Inc., dated as of November 12, 2002 (incorporated by reference by Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

10.25*		Form of Employee Stock Option Agreement pursuant to the Flag Financial Corporation 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

Exhibit No.		Description

10.26*		Form of Director Stock Option Agreement pursuant to the Flag Financial Corporation 1994 Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

10.27a	*	Form of Incentive Stock Option Agreement pursuant to the Flag Financial Corporation 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

10.27b	*	Form of Non-Qualified Stock Option Agreement pursuant to the Flag Financial Corporation 2004 Equity Incentive Plan

10.28*		Executive Salary Continuation Agreement between Flag Financial Corporation, Flag Bank and J. Daniel Speight (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

10.29*		Flag Bank Long-Term Cash Incentive Plan dated as of February 24, 2006

10.30*		Form of First Capital Bancorp, Inc. Supplemental Retirement Plan Executive Agreement (incorporated by reference to Exhibit 10.10 to the First Capital Bancorp, Inc. Registration Statement on Form S-4, Regis. No. 333-111358), filed with the Commission on December 19, 2003)

10.31*		Form of First Capital Bancorp, Inc. Life Insurance Endorsement Method Split Dollar Plan Agreement (executive officers) (incorporated by reference to Exhibit 10.10.1 to the First Capital Bancorp, Inc. Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004)

10.32*		Form of First Capital Bancorp, Inc. Supplemental Retirement Plan Director Agreement (incorporated by reference to Exhibit 10.11 to the First Capital Bancorp, Inc. Registration Statement on Form S-4, Regis. No. 333-111358), filed with the Commission on December 19, 2003)

10.33*		Form of First Capital Bancorp, Inc. Life Insurance Endorsement Method Split Dollar Plan Agreement (directors) (incorporated by reference to Exhibit 10.11.1 to the First Capital Bancorp, Inc. Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004)

10.34*		First Capital Bancorp, Inc. Directors’ Deferral Plan (incorporated by reference to Exhibit 10.12 to the First Capital Bancorp, Inc. Registration Statement on Form S-4, Regis. No. 333-111358), filed with the Commission on December 19, 2003)

21		List of Subsidiaries

23		Consent of Porter Keadle Moore, LLP

31.1		Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*	The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-K.

(b)	The Exhibits not incorporated herein by reference are submitted as a separate part of this report.

(c)	Financial Statement Schedules: The financial statement schedules are either included in the financial statements or are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FLAG FINANCIAL CORPORATION (Registrant)

Date: March 16, 2006	By:	/s/ Joseph W. Evans
Joseph W. Evans Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 16, 2005:

Signature	Title

/s/ William H. Anderson, II William H. Anderson, II	Director

/s/ H. Speer Burdette, III H. Speer Burdette, III	Director

/s/ Stephen W. Doughty Stephen W. Doughty	Vice Chairman, Chief Risk Management Officer and Director

/s/ Quill O. Healey Quill O. Healey	Director

/s/ David R. Hink David R. Hink	Director

/s/ Joseph W. Evans Joseph W. Evans	Chairman, President and Chief Executive Officer (principal executive officer)

/s/ James W. Johnson James W. Johnson	Director

/s/ H.N. Padget, Jr. H.N. Padget, Jr.	Director, President of Flag Bank

/s/ Richard T. Smith Richard T. Smith	Director

/s/ J. Daniel Speight J. Daniel Speight	Vice Chairman, Chief Financial Officer, Secretary and Director (principal financial officer and principal accounting officer)

/s/ J. Thomas Wiley, Jr. J. Thomas Wiley, Jr.	Vice Chairman, Chief Banking Officer and Director

/s/ John D. Houser John D. Houser	Director

Exhibit Index

The following exhibits are filed as part of or incorporated by reference in this report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses.

Exhibit No.	Description
3.1	Articles of Incorporation, as amended through October 15, 1993 (incorporated by reference from Exhibit 3.1(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

3.2	Bylaws, as amended through March 30, 1998 (incorporated by reference from Exhibit 3.1(ii) to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

3.3	Amendment to Bylaws as adopted by resolution of Board of Directors on October 19, 1998 (incorporated by reference from Exhibit 3.3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998)

3.4	Amendment to Bylaws as adopted by resolution of the Board of Directors on December 20, 2000 (incorporated by reference from Exhibit 3.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

3.5	Amendment to Bylaws as adopted by resolution of the Board of Directors on February 19, 2001 (incorporated by reference from Exhibit 3.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

3.6	Amendment to Bylaws as adopted by resolution of the Board of Directors on January 20, 2004 (incorporated by reference from Exhibit 3.6 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

4.1	Instruments Defining the Rights of Security Holders (See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibits 3.2, 3.3, 3.4 and 3.5 hereto)

4.2	Form of Warrant Agreement and Form of Warrant issued in connection with the issuance of common stock (incorporated by reference from Exhibit 4.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

4.2a	Form of Warrant Modification Agreement dated November 14, 2005 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on November 17, 2005)

4.3	Junior Subordinated Indenture between the Company and Wilmington Trust Company dated November 10, 2005 (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on November 16, 2005)

4.4	Junior Subordinated Indenture between the Company and Wilmington Trust Company dated July 18, 2005 (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on July 22, 2005)

4.5	Indenture between the Company and U.S. Bank, National Association, dated April 15, 2004 (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004)

4.6	Indenture dated January 17, 2002 between First Capital Bancorp, Inc. and State Street Bank and Trust Company of Connecticut, National Association (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-QSB of First Capital Bancorp, Inc. for the quarter ended June 30, 2004)

4.7	Supplemental Indenture dated May 28, 2004 among First Capital Bancorp, Inc., CNB Holdings, Inc. and U.S. Bank, National Association (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-QSB of First Capital Bancorp, Inc. for the quarter ended June 30, 2004)

Exhibit No.	Description
10.1*	Amended and Restated Employment Agreement between J. Daniel Speight, Jr. and the Company dated as of February 21, 2002 (incorporated by reference from exhibit of the same number to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.2*	Employment Agreement between Stephen W. Doughty and the Company dated January 13, 2003 (incorporated by reference from Exhibit 10.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.3*	Employment Agreement between J. Thomas Wiley, Jr. and the Company dated January 13, 2003 (incorporated by reference from Exhibit 10.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.4*	Make-Whole Agreement between the Company and Joseph W. Evans date June 7, 2004

10.3a*	Employment Agreement among H. N. Padget, the Company, the Bank, First Capital Bancorp, Inc. and First Capital Bank dated May 26, 2005 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on November 22, 2005)

10.5*	Director Indexed Retirement Program for Citizens Bank dated January 13, 1995 (incorporated by reference from Exhibit 10.8 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.6*	Form of Executive Agreement (pursuant to Director Indexed Retirement Program for Citizens Bank) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.9 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.7*	Form of Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement (pursuant to Director Indexed Retirement Program for Citizens Bank) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.10 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.8*	Director Indexed Fee Continuation Program for First Federal Savings Bank of LaGrange effective February 3, 1995 (incorporated by reference from Exhibit 10.12 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.9*	Form of Director Agreement (pursuant to Director Indexed Fee Continuation Program for First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.13 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.10*	Form of Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement (pursuant to Director Indexed Fee Continuation Program of First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.14 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.11*	Form of Indexed Executive Salary Continuation Plan Agreement by and between First Federal Savings Bank of LaGrange and individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.15 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

10.12*	Form of Flexible Premium Life Insurance Endorsement Method Split Dollar Plan Agreement (pursuant to Executive Salary Continuation Plan for First Federal Savings Bank of LaGrange) for individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.16 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997)

Exhibit No.		Description
10.13	*	Form of Deferred Compensation Plan by and between The Citizens Bank and individuals listed on exhibit cover page (incorporated by reference from Exhibit 10.16 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.14	*	Flag Financial Corporation 1994 Employees Stock Incentive Plan (as amended and restated through March 30, 1998) (incorporated by reference from Exhibit 10.17 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.15	*	Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended through September 18, 1997) (incorporated by reference from Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.16	*	First Amendment to the Flag Financial Corporation 1994 Employees Stock Incentive Plan (as amended and restated as of March 30, 1998), dated as of March 15, 1999 (incorporated by reference from Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.17	*	Second Amendment to the Flag Financial Corporation 1994 Employees Stock Incentive Plan (as amended and restated as of March 30, 1998), dated as of January 16, 2001 (incorporated by reference from Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.18	*	First Amendment to the Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended and restated as of September 18, 1997), dated as of December 21, 1998 (incorporated by reference from Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.19	*	Second Amendment to the Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended and restated as of September 18, 1997), dated as of October 25, 1999 (incorporated by reference from Exhibit 10.22 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.20	*	Third Amendment to the Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended and restated as of September 18, 1997), dated January 16, 2001 (incorporated by reference from Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.21	*	Third Amendment to Flag Financial Corporation 1994 Employees Stock Incentive Plan (as amended and restated as of March 30, 1998), dated as of February 19, 2002 (incorporated by reference from Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

10.22	*	Fourth Amendment to Flag Financial Corporation 1994 Directors Stock Incentive Plan (as amended and restated as of September 18, 1997), dated as of February 19, 2002 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.23	*	Flag Financial Corporation 2004 Equity Incentive Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement filed on March 11, 2004 on Schedule 14A for the 2004 Annual Meeting of Shareholders)

10.24		Purchase and Assumption Agreement among Flag Financial Corporation, Bankers’ Capital Group, LLC, and Gulfstream Financial Services, Inc., dated as of November 12, 2002 (incorporated by reference by Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

Exhibit No.	Description
10.25*	Form of Employee Stock Option Agreement pursuant to the Flag Financial Corporation 1994 Employees Stock Incentive Plan (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

10.26*	Form of Director Stock Option Agreement pursuant to the Flag Financial Corporation 1994 Directors Stock Incentive Plan (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

10.27a*	Form of Incentive Option Agreement pursuant to the Flag Financial Corporation 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

10.27b*	Form of Non-Qualified Stock Option Agreement pursuant to the Flag Financial Corporation 2004 Equity Incentive Plan

10.28*	Executive Salary Continuation Agreement between Flag Financial Corporation, Flag Bank and J. Daniel Speight (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004)

10.29*	Flag Bank Long-Term Cash Incentive Plan dated as of February 24, 2006

10.30*	Form of First Capital Bancorp, Inc. Supplemental Retirement Plan Executive Agreement (incorporated by reference to Exhibit 10.10 to the First Capital Bancorp, Inc. Registration Statement on Form S-4, Regis. No. 333-111358), filed with the Commission on December 19, 2003)

10.31*	Form of First Capital Bancorp, Inc. Life Insurance Endorsement Method Split Dollar Plan Agreement (executive officers) (incorporated by reference to Exhibit 10.10.1 to the First Capital Bancorp, Inc. Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004)

10.32*	Form of First Capital Bancorp, Inc. Supplemental Retirement Plan Director Agreement (incorporated by reference to Exhibit 10.11 to the First Capital Bancorp, Inc. Registration Statement on Form S-4, Regis. No. 333-111358), filed with the Commission on December 19, 2003)

10.33*	Form of First Capital Bancorp, Inc. Life Insurance Endorsement Method Split Dollar Plan Agreement (directors) (incorporated by reference to Exhibit 10.11.1 to the First Capital Bancorp, Inc. Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004)

10.34*	First Capital Bancorp, Inc. Directors’ Deferral Plan (incorporated by reference to Exhibit 10.12 to the First Capital Bancorp, Inc. Registration Statement on Form S-4, Regis. No. 333-111358), filed with the Commission on December 19, 2003)

21	List of Subsidiaries

23	Consent of Porter Keadle Moore, LLP

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*	The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-K.