Form 10-Q
period 2006-03-31
FLAG FINANCIAL CORP
filed 2006-05-09
CIK 897509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

(404) 760-7700

(Registrant’s Telephone Number)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                        Accelerated filer   ☒                        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common stock, par value $1 per share: 16,904,223 shares outstanding as of May 3, 2006

Flag Financial Corporation and Subsidiary

Part I. Financial Information

Item 1. Financial Statements

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2006	December 31, 2005	March 31, 2005
	(Unaudited)	(Audited)	(Unaudited)
Assets

Cash and due from banks	$42,146	$45,506	$17,748
Federal funds sold	13,215	23,184	27,990
Other interest-bearing deposits in banks	8,063	2,085	13,564

Total cash and cash equivalents	63,424	70,775	59,302

Other interest-bearing deposits in banks	1,604	4,698	5,386
Investment securities available-for-sale	268,819	228,442	98,027
Other investments	17,806	18,762	13,403
Mortgage loans held-for-sale	8,507	11,665	7,271
Loans, net of allowance for loan losses of $17,360, $16,779 and $8,862, respectively	1,247,511	1,205,046	606,253
Premises and equipment, net	13,761	13,985	13,657
Intangible assets	115,025	115,034	20,940
Other assets	34,188	34,454	16,176

Total assets	$1,770,645	$1,702,861	$840,415

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$214,778	$172,725	$53,122
Interest-bearing demand	109,689	127,976	84,516
Money market	462,815	404,488	246,745
Savings	20,783	19,450	22,132
Time	555,043	559,313	306,845

Total deposits	1,363,108	1,283,952	713,360

Advances from Federal Home Loan Bank	130,499	143,469	25,000
Repurchase agreements	1,514	4,142	2,166
Other borrowings	—	—	4,500
Junior subordinated debentures	46,789	46,791	14,433
Other liabilities	19,110	19,707	10,659

Total liabilities	1,561,020	1,498,061	770,118

Preferred stock (No par value, 10,000,000 shares authorized, none issued and outstanding)	—	—	—
Common stock ($1 par value, 20,000,000 shares authorized, 18,444,159, 18,425,034 and 10,079,647 shares issued at March 31, 2006, December 31, 2005 and March 31, 2005, respectively)	18,444	18,425	10,080
Additional paid-in capital	148,548	148,062	28,152
Retained earnings	56,026	51,692	45,958
Accumulated other comprehensive income (loss)	111	125	(389)
Less: Treasury stock at cost; 1,551,186 shares at March 31, 2006, December 31, 2005 and March 31, 2005	(13,504)	(13,504)	(13,504)

Total stockholders’ equity	209,625	204,800	70,297

Total liabilities and stockholders’ equity	$1,770,645	$1,702,861	$840,415

See accompanying notes to consolidated financial statements

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Interest income:
Interest and fees on loans	$24,175	$11,411
Interest on investment securities	3,637	1,075
Interest on federal funds sold and other interest-bearing deposits in banks	460	301

Total interest income	28,272	12,787

Interest expense:
Interest on deposits:
Demand	289	274
Money market	3,708	1,388
Savings	32	31
Time	5,526	2,131
Interest on other borrowings	2,391	384

Total interest expense	11,946	4,208

Net interest income before provision for loan losses	16,326	8,579
Provision for loan losses	465	375

Net interest income after provision for loan losses	15,861	8,204

Noninterest income:
Service charges on deposit accounts	716	749
Mortgage banking activities	899	580
Payroll services fees	773	581
Insurance commissions and brokerage fees	98	74
Gain on sales of investment securities available-for-sale	—	123
Gain on sales of premises and equipment	220	25
Gain on sales of other real estate owned	31	91
Other	595	379

Total noninterest income	3,332	2,602

Noninterest expense:
Salaries and employee benefits	6,524	4,993
Occupancy	1,197	956
Professional fees	410	549
Postage, printing and supplies	411	246
Communications	716	513
Other	1,545	860

Total noninterest expense	10,803	8,117

Earnings before provision for income taxes	8,390	2,689
Provision for income taxes	3,006	862

Net earnings	$5,384	$1,827

Basic earnings per share	$0.32	$0.21

Diluted earnings per share	$0.31	$0.20

See accompanying notes to consolidated financial statements

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Net earnings	$5,384	$1,827
Other comprehensive loss, net of tax:
Unrealized losses on investment securities available-for-sale:
Unrealized losses arising during the period, net of income tax benefit of $(42) and $(225), respectively	(68)	(369)
Less: Reclassification adjustment for gains included in net earnings, net of tax of $0 and $47, respectively	—	(76)
Unrealized gains on cash flow hedges, net of income tax of $33 and $0, respectively	54	–

Other comprehensive loss	(14)	(445)

Comprehensive income	$5,370	$1,382

See accompanying notes to consolidated financial statements

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASHFLOW

(in thousands)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net earnings	$5,384	$1,827
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	196	594
Provision for loan losses	465	375
Gain on sales of investment securities available-for-sale	—	(123)
Gain on sales of loans	(584)	(362)
Gain on disposals of premises and equipment	(220)	(25)
Gain on sales of other real estate owned	(31)	(91)
Change in:
Mortgage loans held-for-sale	3,742	3,779
Other assets and liabilities	(612)	4,116

Net cash provided by operating activities	8,340	10,090

Cash flows from investing activities:
Net change in other interest-bearing deposits	3,094	87
Proceeds from sales, calls and maturities of investment securities available-for-sale	10,337	63,195
Purchases of investment securities available-for-sale	(49,576)	(50,586)
Purchases of other investments	(413)	(242)
Proceeds from maturities of other investments	611	—
Net change in loans	(42,727)	(10,527)
Proceeds from sales of other real estate owned	271	265
Proceeds from sales of premises and equipment	529	881
Purchases of premises and equipment	(536)	(466)

Net cash (used in) provided by investing activities	(78,410)	2,607

Cash flows from financing activities:
Net change in deposits	79,156	6,513
Change in repurchase agreements	(2,628)	(129)
Change in other borrowings	—	200
Repayments of FHLB advances	(12,970)	—
Proceeds from exercise of stock options	150	223
Cash dividends paid	(989)	(518)

Net cash provided by financing activities	62,719	6,289

Net change in cash and cash equivalents	(7,351)	18,986
Cash and cash equivalents at beginning of period	70,775	40,316

Cash and cash equivalents at end of period	$63,424	$59,302

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

The consolidated financial information furnished herein represents all adjustments that are, in the opinion of management, necessary to present a fair statement of the results of operations, and financial position for the periods covered herein and are normal and recurring in nature. For further information, refer to the consolidated financial statements and related notes included in Flag’s annual report on Form 10-K for the year ended December 31, 2005.

Note 2. Merger and Acquisition

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

In conjunction with the merger, Flag accrued certain merger related expenses related to severance and personnel related charges, professional fees, contract termination costs, systems conversion and related charges. The severance and personnel related costs include severance, employee retention, payments related to change in control provisions of employment contracts and other costs associated with employee termination. Professional fees include investment bankers, legal and accounting fees. Contract termination costs include amounts owed to service providers as a result of early termination of service contracts. Systems conversion and related charges include charges necessary to convert the operations of acquired branches. At March 31, 2006, accrued merger costs of $975,000 remained unpaid.

The following table presents a summary of merger accrual activity for 2006 (in thousands):

	Accrued at December 31, 2005	Utilized	Balance at March 31, 2006

Severance and personnel related charges	$1,507	$(553)	$954
Professional fees	3	(3)	—
Systems conversion and related charges	28	(7)	21

Total	$1,538	$(563)	$975

Flag Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements

Note 3. Net Earnings Per Common Share

Net earnings per common share are based on the weighted average number of common shares outstanding during each period. The calculation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Basic earnings per share:
Net earnings	$5,384	$1,827
Weighted average common shares outstanding	16,890	8,515
Basic earnings per share	$0.32	$0.21

Diluted earnings per share:
Net earnings	$5,384	$1,827
Effect of dilutive stock options and warrants	508	753
Diluted earnings per share	$0.31	$0.20

Note 4. Stock-Based Compensation

Effective January 1, 2006, Flag adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. SFAS No. 123(R) requires compensation expense to be recognized for share-based payments over the vesting period based on the award’s fair value at the date of grant. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required.

Flag adopted SFAS 123(R) using the modified prospective application; accordingly, the financial statements for periods prior to January 1, 2006, will not include compensation cost calculated under the fair value method. Under the modified prospective application, SFAS 123(R) applies to new awards and to awards modified, repurchased or cancelled after the effective date. SFAS 123(R) also applies to awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123, Accounting For Stock-Based Compensation, were in effect for expense recognition purposes. For the quarter ended March 31, 2006, Flag recognized $132,000 in share-based compensation costs or $0.01 per basic and diluted share. As of March 31, 2006, all of Flag’s unvested stock options are tax qualifying and no income tax benefits were recognized relating to the compensation expense.

Prior to the adoption of SFAS No. 123(R), Flag accounted for stock-based compensation to employees and non-employee members of the Board under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net earnings, as all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Flag Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements

Note 4. Stock-Based Compensation, continued

The following table illustrates the effect on net earnings and earnings per share if Flag had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the quarter ended March 31, 2005 (in thousands, except per share amounts):

Net earnings as reported	$1,827
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards	(50)

Pro forma net earnings	$1,777

Basic earnings per share:
As reported	$0.21

Pro forma	0.21

Diluted earnings per share:
As reported	$0.20

Pro forma	0.19

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

In connection with the Company’s 2002 private placement of common stock and warrants, warrants were issued for the purchases of common stock for $1 per warrant. The warrants allow each holder to purchase one additional share of common stock for each share purchased in connection with the private placement and were issued as of the date of issuance of common stock sold in the private placement. There are 24,000 warrants issued, but not exercised at March 31, 2006. The warrants are exercisable for a period of ten years following the 2002 issuance at prices of $9.10 per share.

First Capital had stock option plans for key employees with similar provision as Flag’s plan. Options under First Capital’s acquired plans were converted at the exchange ratio effective for common shares of 1.6 per share. No options are available for grant under the acquired plans.

A summary of activity in the warrants and stock option plans is presented below.

	Shares	Weighted Average Price Per Share
Outstanding, at December 31, 2005	1,746,656	$10.58
Granted during the year	22,500	17.21
Cancelled during the year	(6,950)	13.13
Exercised during the year	(19,125)	7.84

Outstanding, at March 31, 2006	1,743,081	$10.69

Flag Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements

Note 4. Stock-Based Compensation, continued

A summary of options and warrants outstanding as of March 31, 2006 is presented below:

Options and Warrants Outstanding	Range of Price per Share	Weighted Average Price Per Share	Years Remaining	Options and Warrants Currently Exercisable	Weighted Average Price Per Share
436,431	$ 3.47 – 6.75	$ 6.05	3	436,431	$ 6.06
453,956	6.76 – 10.00	8.24	5	453,956	8.24
852,694	10.01 – 16.36	14.37	8	609,209	14.19

1,743,081	$ 3.47 – 16.36	$10.69	6	1,499,596	$10.02

During the first three months of 2006 and 2005 the fair value of each option was estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2006	2005
Weighted average grant date fair value	$5.07	$3.92
Risk-free interest rate (range)	4.37%-4.38%	4.24%
Expected dividend yield (range)	1.55%-1.56%	1.80%
Expected stock price volatility (range)	0.2425-0.2445	0.2225
Expected life	7 years	7 years

Responsive to its plan of implementation of SFAS No. 123(R) and consistent with Flag’s long-term compensation strategies, the Board of Directors of Flag approved the granting of 232,000 options in the fourth quarter of 2005 which were vested immediately. The decision to accelerate the vesting of these options was made primarily to reduce noncash compensation expense that would have been recorded in Flag’s statement of earnings in future periods as a result of the adoption of SFAS No. 123(R) in January 2006.

As of March 31, 2006, there was $850,000 in total unrecognized compensations cost related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 11.0 months.

Note 5. Recent Accounting Pronouncements

In addition to the adoption of SFAS No. 123(R) in the first quarter of 2006, the following are other recent accounting pronouncements affecting Flag.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS No. 133 and 140. This statement provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with the requirements of SFAS 133. Entities can make an irrevocable election to measure such hybrid financial instruments at fair value in its entirety, with subsequent changes in fair value recognized in earnings. This election can be made on and instrument-by-instrument basis. The effective date of this standard is for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material impact on Flag’s financial position, results of operations or disclosures.

Flag Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements

Note 5. Recent Accounting Pronouncements, continued

In November 2005, the FASB issued FSP Nos. FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in the FSP amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The new disclosure requirements of FSP Nos. FAS 115-1 and 124-1 are effective for reporting periods beginning after December 15, 2005. During the quarter ended March 31, 2006, the Company did not experience any other-than-temporary impairment.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. In addition, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Flag adopted SFAS No. 154 beginning January 1, 2006. The adoption of SFAS 154 did not have an effect on our consolidated financial statements.

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

The following discussion and comments contain “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words “expect”, “estimate”, “anticipate”, and “believe”, as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, (i) the strength of the U.S. economy as well as the strength of the local economies in which operations are conducted; (ii) the effects of changing interest rates, which could lower margins; (iii) unanticipated inflation, interest rate, market and monetary fluctuations; (iv) unanticipated regulatory proceedings or legal actions, or changes in accounting policies and practices as adopted by the Financial Accounting Standards Board; (v) issues involved in the integration of acquisitions; and (vi) the timely development of products and services that position Flag to succeed in an increasingly competitive industry. If we are unsuccessful in managing the risks relating to these factors, together with other risks incident to the operation of our business, our financial condition, results of operations and cash flows could be adversely affected. Forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

The Company’s net income for the quarter ended March 31, 2006, was $5.4 million, or $0.31 per diluted share, compared with net income of $1.8 million, or $0.20 per diluted share, for the same quarter last year.

The Company identifies three primary contributors to the magnitude of earnings improvement: (1) the successful integration of First Capital Bank into Flag Bank, (2) the success of the Company’s core deposit programs, and (3) the continued outstanding performance of its lending programs.

As a result of both the First Capital acquisition and Flag’s focus on core deposit growth, its funding mix has changed significantly over the past year. At the recent quarter end, noninterest-bearing deposits made up 15.7% of total deposits, up from 7.4% at March 31, 2005. Further, certificates of deposit which are the most expensive type of deposit funding, declined as a percent of total deposits from 43.0% to 40.7%. While the net interest margin decreased in the first quarter of 2006 compared to 2005, this improvement in funding mix has had a positive effect on the components of the Company’s net interest margin.

The Company also continues to steadily grow its loan portfolio and produce good credit quality indicators. Solid production combined with the First Capital acquisition increased gross loans outstanding from $615.1 million to $1.27 billion from March 31, 2005 to March 31, 2006, while non-performing assets as a percentage of total loans dropped from 1.10% to 0.58%. The Company realized net recoveries for the first quarter of 2006 as collections on previously realized losses exceeded charge-offs.

The efficiency ratio improved to 54.3% compared to 71.8% in the first quarter of 2006 and 2005, respectively. The improvement is primarily attributable to the successful integration of First Capital Bank and management’s continued focus on managing operating expenses.

Recent Merger and Acquisition

In November 2005, Flag acquired 100 percent of the outstanding common shares of First Capital, a bank holding company headquartered in Norcross, Georgia. First Capital was the parent company of First Capital Bank, a community bank with five banking offices in the north metro Atlanta market. The merger accelerated Flag’s strategy to continue to grow its presence in the metro Atlanta area. The consideration for the acquisition was a combination of cash and common stock with an aggregate purchase price of approximately $137.6 million. The total consideration consisted of $19.1 million in cash, approximately 6.9 million shares of Flag Financial common stock with a value of approximately $112.7 million and 784,000 in stock options with a value of approximately $5.8 million.

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

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The ALL consists of two portions (1) allocated amounts representing the potential exposures on specifically identified credits and other exposures readily predictable by historical or comparative experience; and (2) an unallocated amount representative of inherent loss which is not readily identifiable. Even though the ALL is composed of two components, the entire ALL is available to absorb any credit losses. Allocated amounts are used on loans where management has determined that there is an increased probability or severity of loss rather than on the loan portfolio as a whole. We base the allocation for these unique loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. We then assign each risk-rating grade a loss ratio, which is determined based on the experience of management, discussions with banking regulators and our independent loan review process. We estimate losses on impaired loans based on estimated cash flows discounted at the loan’s original effective interest rate or based on the underlying collateral value. To the extent that management does not believe that a certain loan’s risk is appropriately represented by the risk rating grades, a specific review of the credit is performed which would result in a specific allocation for that particular loan.

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

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Summary Financial Data

The following table presents summary financial data for the previous five quarters (in thousands, except per share data).

	2006	2005
(unaudited)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
INCOME SUMMARY
Interest income	$28,272	$20,491	$15,933	$14,064	$12,787
Interest expense	11,946	8,688	5,817	4,817	4,208

Net interest income	16,326	11,803	10,116	9,247	8,579
Provision for loan losses	465	—	375	—	375
Noninterest income	3,332	1,235	3,034	2,592	2,602
Noninterest expense	10,803	8,888	8,855	8,422	8,117

Earnings before taxes	8,390	4,150	3,920	3,417	2,689
Income taxes	3,006	1,344	1,283	1,111	862

Net earnings	$5,384	$2,806	$2,637	$2,306	$1,827

PERFORMANCE RATIOS
Earnings per common share:
Basic	$0.32	$0.23	$0.31	$0.27	$0.21
Diluted	0.31	0.22	0.28	0.25	0.20
Cash dividends declared	0.06	0.06	0.06	0.06	0.06
Book value per share	12.41	12.14	8.74	8.47	8.24
Return on average assets	1.25%	0.88%	1.18%	1.09%	0.88%
Return on average equity	10.37%	8.65%	14.46%	12.96%	10.49%
Return on average tangible equity	23.24%	15.87%	20.17%	18.38%	15.00%
Net interest margin	4.32%	4.05%	4.83%	4.74%	4.55%
Yield on interest-earning assets	7.46%	7.01%	7.59%	7.19%	6.76%
Cost of interest-bearing liabilities	3.74%	3.35%	3.05%	2.71%	2.44%
Efficiency ratio	54.33%	68.68%	67.76%	70.99%	71.83%
Net overhead ratio	1.73%	2.40%	2.60%	2.76%	2.66%
Dividend payout ratio	18.37%	18.28%	19.45%	22.16%	27.97%

ASSET QUALITY
Allowance for loan losses	$17,360	$16,779	$9,511	$8,915	$8,862
Nonperforming assets	7,301	6,937	4,507	4,925	6,740
Allowance for loan losses to loans	1.37%	1.37%	1.36%	1.38%	1.44%
Nonperforming assets to total assets	0.41%	0.41%	0.49%	0.57%	0.80%
Net (recoveries) charge-offs to average loans	(0.04)%	0.35%	(0.13)%	(0.03)%	0.08%

AVERAGE BALANCES
Loans outstanding, net	$1,215,334	$903,240	$663,803	$610,594	$594,501
Interest-earning assets	1,541,535	1,166,315	838,482	789,448	772,409
Total assets	1,725,282	1,276,883	895,843	845,847	830,013
Deposits	1,317,016	1,018,107	765,055	725,350	707,934
Stockholders’ equity	207,697	129,803	72,921	71,183	69,657
Common shares outstanding:
Basic	16,890	12,130	8,546	8,537	8,515
Diluted	17,398	12,743	9,275	9,231	9,268

AT PERIOD END
Loans outstanding, net	$1,247,511	$1,205,046	$691,488	$638,947	$606,253
Interest-earning assets	1,582,885	1,512,312	858,134	805,442	780,756
Total assets	1,770,645	1,702,861	919,125	862,509	840,415
Deposits	1,363,108	1,283,952	784,806	740,803	713,360
Stockholders’ equity	209,625	204,800	74,652	72,389	70,297
Common shares outstanding	16,893	16,874	8,546	8,546	8,528

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview of Financial Condition

Total assets were $1.77 billion at March 31, 2006, an increase of $67.8 million or 4.0%, from $1.70 billion at December 31, 2005. Interest-earning assets (consisting of loans, investment securities and short-term investments) totaled $1.58 billion or 89.4% of total assets at March 31, 2006, compared to $1.51 billion or 88.7% of total assets at December 31, 2005. During the same period, stockholders’ equity increased $4.8 million or 2.4% to $209.6 million at March 31, 2006.

Loans

Loans are reported at their outstanding unpaid balances, net of the allowance for loan losses, deferred loan fees and unamortized premiums or discounts on purchased loans. Balances within the major loans receivable categories are represented in the following table (in thousands):

	March 31, 2006	% of Total Loans	December 31, 2005	% of Total Loans	March 31, 2005	% of Total Loans
Commercial/financial/agricultural	$133,513	10.6%	$126,293	10.3%	$59,183	9.6%
Real estate — construction	492,483	38.9%	448,336	36.7%	178,892	29.1%
Real estate — mortgage	621,284	49.1%	626,189	51.3%	360,939	58.7%
Installment loans to individuals	17,568	1.4%	20,961	1.7%	16,083	2.6%
Lease financings	23	—	46	—	18	—

Total loans	1,264,871	100.0%	1,221,825	100.0%	615,115	100.0%
Less: Allowance for loan losses	17,360		16,779		8,862

Total net loans	$1,247,511		$1,205,046		$606,253

Loans outstanding, net, totaled $1.25 billion at March 31, 2006 an increase of $42.5 million or 3.5%, compared to $1.21 billion at December 31, 2005. Construction loans located in the metropolitan Atlanta increased $23.6 million in the quarter ended March 31, 2006 compared to December 31, 2005. Correspondent lending, which is included in commercial also contributed to the increase in the quarter ended March 31, 2006, increasing the loan portfolio by $19.9 million over the December 31, 2005 level. Loans outstanding, net, represented 78.7% and 79.7% of interest-earning assets at March 31, 2006 and December 31, 2005, respectively.

Flag engages in a full complement of lending activities, including permanent residential mortgage loans, permanent residential construction loans, commercial mortgage loans, commercial business loans, financial loans, agricultural loans and consumer installment loans. Flag concentrates its lending activities in several areas that management believes provides adequate diversification with acceptable yield and risk levels. These areas include, but are not limited to construction, commercial real estate, agricultural and correspondent lending (lending services to other community banks). The majority of Flag’s real estate loans are secured by real property located in West-Central and Middle Georgia and metropolitan Atlanta, Georgia. While risk of loss is primarily tied to the credit quality of the various borrowers, risk of loss may also increase due to factors beyond Flag’s control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the real estate portfolio. Of the target areas of lending activities, commercial and financial loans are generally considered to have a greater risk of loss than real estate loans or consumer installment loans. For more information see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Provision and Allowance for Loan Losses.

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Investment Securities

Investment securities at March 31, 2006, totaled $286.6 million, an increase of $39.4 million or 15.9%, from $247.2 million at December 31, 2005. Investment securities comprised 18.1% and 16.3% of interest-earning assets at March 31, 2006 and December 31, 2005, respectively. Flag initiated a repositioning of its balance sheet designed to further reduce its exposure to an anticipated continued increase in interest rates and to improve net interest margin and net interest income levels. Flag sold $67.6 million in fixed-rate investments and reinvested the proceeds in a combination of fixed-rate and variable rate investments with a higher average yield. The composition of the investment securities portfolio reflects management’s strategy of maintaining an appropriate combination of liquidity, interest-rate risk and yield. Flag seeks to maintain an investment portfolio with minimal credit risk, investing mostly in obligations of the United States Treasury or other state and federal governmental agencies or quasi-agencies.

Federal Funds Sold and Other Interest-Bearing Deposits

Short-term investments (federal funds sold and other interest-bearing deposits) totaled $21.3 million at March 31, 2006, a decrease of $4.0 million or 15.8%, from the December 31, 2005 level of $25.3 million. Short-term investments amounted to 1.3% of interest-earning assets at March 31, 2006 and 1.7% of interest-earning assets at December 31, 2005.

Premises and Equipment

Premises and equipment at March 31, 2006, totaled $13.8 million, a decrease of $224,000 or 1.6%, from $14.0 million at December 31, 2005. In the quarter ended March 31, 2006, Flag sold its mortgage office in Columbus, Georgia, with a net book value of $309,000 and recognized a pre-tax gain on the sale of $219,000.

Deposits

Total deposits at March 31, 2006, were $1.36 billion, an increase of $79.2 million or 6.2% from $1.28 billion at December 31, 2005. Core deposits offer the Bank a lower cost source of funds. Core deposits (noninterest-bearing demand, interest-bearing demand, money market and savings accounts) were $808.1 million at March 31, 2006, compared to $724.6 million at December 31, 2005. Core deposits now comprise 59.3% of the total deposit base at March 31, 2006 versus 56.4% at December 31, 2005. Noninterest-bearing deposits grew $42.1 million to $214.8 million at March 31, 2006 compared to $172.7 million at December 31, 2005. The shift in the deposit base is consistent with Flag’s strategic intent to increase core deposits as a source of funding and the success of the Smartstreet cash management program. Smartstreet offers custom banking and cash management services for community associations and management companies.

Time deposits declined $4.3 million or 0.8% to $555.0 million at March 31, 2006 compared to $559.3 million at December 31, 2005. Time deposits comprised 40.7% of the total deposit base at March 31, 2006 compared to 43.6% at December 31, 2005. Total deposits represented 88.4% of funding sources at March 31, 2006 compared to 86.9% at December 31, 2005.

Repurchase Agreements

Repurchase agreements decreased $2.6 million or 63.5% to $1.5 million at March 31, 2006 from $4.1 million at December 31, 2005. Repurchase agreements represented 0.1% of funding sources liabilities at March 31, 2006 versus 0.3% at December 31, 2005.

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank (“FHLB”) declined $13.0 million or 9.0% to $130.5 million at March 31, 2006 compared to $143.5 million at December 31, 2005. The decline in borrowings from the FHLB reflects Flag’s successful implementation of its deposit initiatives. FHLB borrowings represented 8.5% of funding sources at March 31, 2006 compared to 9.7% at December 31, 2005.

FHLB advances as of March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006	December 31, 2005
FHLB advances, interest payable at fixed rates ranging from 4.51% to 5.92%; advances mature at various maturity dates from October 24, 2007 through January 17, 2012; weighted average rate at March 31, 2006 is 4.99%.	$13,984	13,878
FHLB advances, interest payable at variable rates ranging from 4.32% to 4.92%; advances mature at various maturity dates from September 17, 2007 through April 25, 2012; weighted average rate at March 31, 2006 is 4.61%.	116,515	129,591

	$130,499	143,469

Junior Subordinated Debentures

Junior subordinated debentures remained stable at $46.8 million at March 31, 2006 and December 31, 2005. Junior subordinated debentures represented 3.0% of funding sources at March 31, 2006 versus 3.2% at December 31, 2005. For more information see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital.

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

Liquid assets (assets that can be easily converted to cash) at March 31, 2006, totaled $186.8 million and included cash and due from banks, federal funds sold and other interest-bearing deposits, unpledged investment securities available-for-sale and mortgage loans held-for-sale.

Deposits provide a significant portion of the Company’s cash flow needs and continue to provide a relatively stable, low cost source of funds. As of March 31, 2006, Flag had $324.5 million of deposits due on demand, $462.8 million in money market deposits, $20.8 million in savings deposits and $424.3 million of time deposits and other borrowings due within one year. Other funding sources readily available to the Company are purchased funds, including wholesale funding sources. Wholesale funding sources include advances from the FHLB, federal funds purchased and securities sold under agreements to repurchase. Flag maintains available lines of credit with other financial institutions. These include federal funds and other lines of credit totaling $92 million and a line of credit with the FHLB totaling $323.7 million. Flag also maintains a line of credit with the Federal Reserve Bank of Atlanta (the “FRB”) totaling $194.9 million at March 31, 2006. At March 31, 2006, of the $610.0 million in total lines, $481.6 million is still available to Flag. The available commitment level varies proportional to the collateral balances for the FHLB and FRB lines of credit.

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Cash flows from operations are also a source of liquidity. Net cash from operations results primarily from net income adjusted for certain items such as depreciation and amortization, provision for loan losses, gains on the sale of investments in real estate and timing differences from the sale of loans held for sale versus originations of loans held for sale.

Off Balance Sheet Arrangements

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

The following table summarizes Flag’s off-balance-sheet financial instruments whose contract amounts represent credit risk as of March 31, 2006 and December 31, 2005 (in thousands):

	2006	2005
Commitments to extend credit	$397,962	$398,512
Standby letters of credit	$6,605	$13,670

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

Historically, the average term to maturity or repricing (rate changes) of assets (primarily loans and investment securities) has exceeded the average repricing period of liabilities (primarily deposits and borrowings). Flag’s primary source of funding has been demand and money market deposits (interest-bearing and noninterest-bearing) instead of time deposits and wholesale borrowings with longer maturities. This method of funding interest-earning assets has issues concerning interest rate risk, liquidity and profitability, all of which were contemplated and measured by the Company. Flag concluded that this strategy is the most profitable method of funding growth in interest-earning assets of the Company for the foreseeable future and has committed significant sales, marketing and training resources at being successful in this effort. Where interest rate risk is concerned, Flag considered factors such as account size, relationship strength and historical rate levels needed to remain competitive. Generally speaking, it is the opinion of management that these deposits are less sensitive to rate movements than the interest-earning assets they are funding. Flag uses an interest rate simulation model that uses management assumptions and theories regarding rate movements and the impact each movement will have on individual components of the balance sheet. As of March 31, 2006, Flag’s simulation model shows that Flag’s balance sheet is asset-sensitive, meaning a rising rate environment would have a positive impact on Flag’s net interest income. The Company uses three standard scenarios — rates unchanged, rising rates, and declining rates — in analyzing interest rate sensitivity. At March 31, 2006, Flag’s simulation model indicated that a 100 basis points increase or decrease over the next

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

twelve months would increase net interest income approximately 4.69%, and decrease net interest income approximately 6.44% in the rising and declining rate scenarios, respectively, versus the projection under unchanged rates. Management expects that the Federal Reserve will continue to raise interest rates in 2006, though the Federal Reserve could be set to take a pause, perhaps as early as the June meeting.

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

At March 31, 2006, the Company had interest rate swaps, interest rate floors and an interest rate corridor designated as cash flow hedges. No fair value hedges were outstanding. The following table summarizes the outstanding derivative instruments (dollars in thousands):

Interest Rate Swaps

Type	Transaction Date	Term Date	Notional	Receive Rate	Pay Rate	Fair Value
Receive Fixed, Pay LIBOR Swap	June 2004	June 2006	$15,000	3.00%	4.82063%	$(76)
Receive Fixed, Pay LIBOR Swap	June 2004	Dec 2006	5,000	3.27%	4.82063%	(73)

Total Received Fixed Swaps			$20,000	3.07%	4.82063%	$(149)

Interest Rate Floors

Type	Transaction Date	Term Date	Notional	Strike Rate	Current Rate	Fair Value
Prime Based Floorlets	May 2005	May 2008	$50,000	5.50%	7.75%	$—
Prime Based Floorlets	May 2005	May 2010	50,000	5.50%	7.75%	2

Total Interest Rate Floors			$100,000	5.50%	7.75%	$2

Type	Transaction Date	Term Date	Notional	Cap Purchased	Cap Sold	Fair Value
Interest Rate Corridor	Nov 2002	Nov 2007	$5,000	4.00%	7.00%	$95

As of March 31, 2006, the change in net unrealized losses of $87,000, pretax, for derivatives designated as cash flow hedges is separately disclosed in accumulated other comprehensive income. For cash flow hedges, losses on derivative contracts reclassified from accumulated other comprehensive income to current period earnings are included in the line item in the Consolidated Statement of Earnings in which the hedged item is recorded and in the same period the hedged item affects earnings. At March 31, 2006, Flag determined that a portion of its interest rate

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

swaps were ineffective. As a result, Flag reclassified $54,000 from accumulated other comprehensive income to current period earnings.

Capital

At March 31, 2006, the capital ratios of Flag and the Bank met all regulatory capital requirements to be well capitalized. Minimum ratios required for holding companies and banks to ensure capital adequacy are 8% for total capital to risk weighted assets and 4% each for Tier 1 capital to average assets. Minimum ratios required for holding companies and banks to be well capitalized under prompt corrective action provisions are 10% for total capital to risk weighted assets, 6% for Tier 1 capital to risk weighted assets and 5% for Tier 1 capital to average assets.

The Company has four statutory trusts which offered and sold Preferred Securities. The proceeds of such issuances, together with the proceeds of the related issuance of common securities of each trust were invested in junior subordinated debentures. Flag has outstanding junior subordinated debentures totaling $46.8 million at March 31, 2006.

The following table reflects Flag’s capital position with respect to the regulatory minimums as of March 31, 2006:

	Actual Amount	%	Required Amount	%	Excess Amount	%
Total Capital (to Risk Weighted Assets)	$156,261	11.78%	$106,146	8.00%	$50,115	3.78%
Tier 1 Capital (to Risk Weighted Assets)	139,299	10.50%	53,073	4.00%	86,226	6.50%
Tier 1 Capital (to Average Assets)	139,299	8.65%	64,410	4.00%	74,889	4.65%

Provision and Allowance for Loan Losses

Flag’s focus on credit quality continues to produce positive results. Recoveries of previously recognized losses exceeded charge-offs for the quarter ended March 31, 2006. Net recoveries to average loans were 0.04% for the quarter ended March 31, 2006 compared to net charge-offs of 0.08% for the quarter ended December 31, 2005. As a result of the growth in loans outstanding, loan loss provision for the quarter ended March 31, 2006 totaled $465,000 compared to $375,000 for the quarter ended December 31, 2005.

The allowance for loan losses is established through provisions for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collection of the principal is unlikely. The allowance is an amount which, in management’s judgment, will be adequate to absorb losses on existing loans that may become uncollectible.

The allowance for loan losses totaled $17.4 million at March 31, 2006, compared to $16.8 million at December 31, 2005. The allowance for loan losses to loans outstanding remained stable at 1.37% at March 31, 2006 and December 31, 2005. The ratio of the allowance for loan losses to nonperforming loans declined slightly to 2.84 times at March 31, 2006 from 2.89 times at December 31, 2005. Management considered the level of charge-offs and nonperforming loans, as well as the mix of nonperforming loans, in determining the level of allowance for loan losses.

An allocation of the allowance for loan losses has been made according to the respective amounts deemed necessary to provide for the probability of incurred losses within the various loan categories. Although other relevant factors are considered, management believes that the level of loan loss allowance at March 31, 2006, was adequate based primarily on previous charge-off experience, adjusted for risk characteristics associated with changes in the composition and growth in the loan portfolio, the specific circumstances of the concentrations in the nonaccrual loans and loans past due 90 days and still accruing, including the market value of collateral and

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

economic conditions that may affect the borrowers’ ability to repay and such other factors which, in management’s judgment, deserve recognition under existing economic conditions.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Flag’s allowance for loan losses. Such agencies may require Flag to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. For more information Management’s Discussion and Analysis of Financial Condition and Results of Operation — Nonperforming Assets.

The following table presents an analysis of the allowance for loan losses for the three month periods ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Balance of allowance for loan losses at beginning of period	$16,779	$8,602
Provision charged to operating expense	465	375
Charge offs:
Commercial/financial/agricultural	(9)	(252)
Real estate mortgage loans	(131)	(4)
Real estate construction loans	—	—
Installment loans to individuals	(13)	(11)

Total charge-offs	(153)	(267)
Recoveries:
Commercial/financial/agricultural	11	58
Real estate mortgage loans	250	59
Real estate construction loans	—	18
Installment loans to individuals	8	17

Total recoveries	269	152

Net recoveries (charge-offs)	116	(115)

Balance of allowance for loan losses at end of period	$17,360	$8,862

See “Critical Accounting Policies” for an explanation of our methodology for determining the appropriate level for the allowance and its effect on our results of operations.

Nonperforming Assets

Nonperforming assets (nonaccrual loans, loans over 90 days past due and still accruing, other real estate owned and repossessions) totaled $7.3 million at March 31, 2006, compared to $6.9 million at December 31, 2005. Nonperforming assets remained unchanged at 0.41% of total assets as of March 31, 2006 and December 31, 2005.

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

Flag’s strong credit quality is attributed to a combination of Flag’s strict credit culture that focuses more heavily on the quality of the borrower’s financial condition and collateral values, a comprehensive loan review program and strict management of problem assets. At March 31, 2006, there were no commitments to advance additional funds on any loan classified as nonaccrual.

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following table summarizes the nonperforming assets for the three month periods presented (in thousands):

	March 31, 2006	December 31, 2005	March 31, 2005
Loans on nonaccrual	$6,118	$5,694	$5,822
Loans past due 90 days and still accruing	97	120	—
Other real estate owned and repossessions	1,086	1,123	918

Total nonperforming assets	$7,301	$6,937	$6,740

Total nonperforming assets as a percentage of total assets	0.41%	0.41%	0.80%

The $6.1 million in nonaccrual loans at March 31, 2006 included $3.0 million in Small Business Association (“SBA”) loans, of which SBA guaranteed $2.4 million. This compares to nonaccrual SBA loans of $2.4 million at December 31, 2005, of which SBA guaranteed $2.0 million. Flag’s SBA portfolio was acquired in the merger with First Capital.

Results of Operations for the Three Month Periods Ended March 31, 2006 and 2005

Net income — Net income for the quarter ended March 31, 2006, was $5.4 million or $0.31 per diluted share, an increase of 194.7% compared to $1.8 million or $0.20 per diluted share for the quarter ended March 31, 2005. The increase in earnings reflects the successful integration of First Capital, the continued performance of Flag’s lending programs and the continued growth in core deposits.

Net interest income — Net interest income for the quarter ended March 31, 2006, was $16.3 million, an increase of $7.7 million or 90.3%, from $8.6 million for the quarter ended March 31, 2005. Flag’s net interest margin (net interest income on a taxable equivalent basis divided by average earning assets) decreased to 4.32% from 4.55% on average earning assets of $1.54 billion and $772.4 million for the quarter ended March 31, 2006 and 2005, respectively. The inclusion of First Capital’s loan portfolio caused a decline in the yield on interest-earning assets, which was in part mitigated by the increase in interest rates during 2005 and in the first quarter of 2006. Flag’s balance sheet is considered asset sensitive when its assets (loans and securities) reprice faster or to a greater extent than liabilities (deposits and borrowings). An asset-sensitive balance sheet will produce more net interest income when interest rates rise and less net interest income when interest rates decline. The Federal Reserve has increased the discount rate eight times since March 31, 2005, increasing the rate from 2.75% to 4.75%. For more information on Flag’s asset and liability management program see Management’s Discussion and Analysis of Financial Condition and Results of Operation — Market Risk Sensitivity.

Interest income — Interest income in the first quarter of 2006, was $28.3 million, an increase of $15.5 million or 121.1%, from $12.8 million for the same quarter of 2005. The increase is primarily due to higher levels of average interest-earning assets. Increases in average interest-earning assets are a result of the merger with First Capital and continued strong internal growth. The taxable equivalent yield on interest-earning assets increased 70 basis points to 7.46% in the first quarter of, compared to 6.76% in the first quarter of 2005.

Interest income and fees on loans in the first quarter of 2006 increased $12.8 million or 111.9%, to $24.2 million compared to $11.4 million in the same quarter of 2005. Average loans outstanding during the first quarter of 2006, increased $629.6 million or 103.2%, to $1.24 billion compared to $610.2 million for 2005. The yield on loans during the first quarter of 2006 increased 31 basis points to 7.92% from 7.61% in the first quarter of 2005. Increases in interest rates during the 12 month period ended March 31, 2006, were largely offset by the inclusion of the First Capital lower yielding loan portfolio.

Interest on investment securities increased $2.6 million or 238.3%, to $3.6 million in the first quarter of 2006 from $1.1 million in the first quarter of 2005. The increase in interest income in the first quarter of 2006 was

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

driven both by higher levels of average investment securities and an increase in the yield. In the first quarter of 2006, average investment securities increased $147.0 million or 128.1%, to $261.7 million compared to $114.7 million in the first quarter of 2005. The taxable equivalent yield on investment securities increased 175 basis points to 5.72% in the first quarter of 2006 compared to 3.97% in the first quarter of 2005. In the fourth quarter of 2005, Flag initiated a repositioning of its balance sheet designed to further reduce its exposure to an anticipated continued increase in interest rates and to improve net interest margin and net interest income levels. Flag sold $67.6 million in fixed-rate investments and reinvested the proceeds in a combination of fixed-rate and variable rate investments with a higher average yield.

Interest on federal funds sold and other interest-bearing deposits increased $159,000 or 52.8%, to $460,000 in the first quarter of 2006 from $301,000 in the same quarter last year. Interest on federal funds sold and other interest-bearing deposits increased as a result of an increase in the yield. In the first quarter of 2006, the average balance of interest on federal funds sold and other interest-bearing deposits decreased $7.5 million or 15.8%, to $40.0 million compared to $47.5 million in the first quarter of 2005. The yield on federal funds sold and other interest-bearing deposits increased 209 basis points to 4.66% in the first quarter of 2006 from 2.57% in the first quarter of 2005.

Interest expense — Interest expense in the first quarter of 2006 was $11.9 million, an increase of $7.7 million or 183.9%, from $4.2 million in the same quarter of 2005. The increase is due to higher levels of average interest-bearing liabilities coupled with a rising interest rate environment. Increases in average interest-bearing liabilities are a result of the merger with First Capital and continued strong internal growth. In the first quarter of 2006, average interest-bearing liabilities increased $596.7 million or 85.3%, to $1.30 billion from $699.5 million in the first quarter of 2005. Flag’s total cost of interest-bearing liabilities increased 130 basis points to 3.74% in the first quarter of 2006 from 2.44% in the first quarter of 2005.

Interest expense on deposits increased $5.7 million or 149.9% to $9.6 million in the first quarter of 2006 from $3.8 million in the first quarter of 2005. Average core deposits (noninterest-bearing demand, interest-bearing demand, money market and savings accounts) increased $354.1 million or 86.8%, to $762.3 million in the first quarter of 2006 compared to $408.1 million in the first quarter of 2005. Core deposits offer the Bank a lower cost source of funds. The cost of core deposits increased 46 basis points to 2.14% in the first quarter of 2006 compared to 1.68% in the first quarter of 2005. Average noninterest-bearing demand deposits increased $150.3 million or 281.9%, to $203.7 million in the first quarter of 2006 compared to $53.3 million in the first quarter of 2005. This significant increase in noninterest-bearing deposits was consistent with Flag’s strategic intent to increase core deposits as a lower cost source of funding. Average time deposits in the first quarter of 2006 were $554.7 million, an increase of $254.9 million or 85.0%, from $299.8 million in the first quarter of 2005. The cost of time deposits increased 116 basis points to 4.04% in the first quarter of 2006 compared to 2.88% in the first quarter of 2005. The increase in the cost of deposits is primarily attributable to increased pricing of Flag’s deposit products as a result of the rising rate environment.

Interest expense on other borrowings in the first quarter of 2006 was $2.4 million, an increase of $2.0 million or 522.8%, compared to $384,000 in the first quarter of 2005. Average FHLB advances and other borrowings increased $105.5 million or 385.6%, to $132.8 million in the first quarter of 2006 compared to $27.3 million in the first quarter of 2005. The cost of FHLB advances and other borrowings increased 208 basis points to 4.81% in the first quarter of 2006 compared to 2.73% in the first quarter of 2005. The increase in the cost of other borrowings and FHLB advances is attributable to the rising rate environment.

Average junior subordinated debentures increased $32.4 million or 224.2%, to $46.8 million in the first quarter of 2006 compared to $14.4 million in the first quarter of 2005. In 2005, the Company issued $25.8 million to finance the merger with First Capital and for other general operating expenses. In addition, through its acquisition with First Capital in the fourth quarter of 2005, the Company recorded $6.6 million in junior subordinated debt. The cost of junior subordinated debentures increased 144 basis points to 6.84% in the first

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

quarter of 2006 compared to 5.40% in the first quarter of 2005. The increase in the cost of junior subordinated debentures is attributable to the rising rate environment and the related effect on the variable rate coupons.

The following tables reflect the average balances, the interest income or expense and the average yield and cost of the Company’s interest-earning assets and interest-bearing liabilities during the three month periods presented (dollars in thousands):

Consolidated Average Balance Sheets

	Three Months Ended March 31,
	2006			2005
	Average Balance	Interest Income/ Expense	Weighted Average Rate	Average Balance	Interest Income/ Expense	Weighted Average Rate
Assets:
Loans(1)	$1,239,837	$24,217	7.92%	$610,192	$11,451	7.61%
Taxable investment securities	254,729	3,546	5.65%	108,047	996	3.74%
Tax-exempt investment securities(1)	6,975	147	8.53%	6,664	128	7.79%
Other interest-bearing deposits in banks	9,727	75	3.13%	18,898	127	2.73%
Federal funds sold	30,267	385	5.16%	28,608	174	2.47%

Total interest-earning assets	1,541,535	$28,370	7.46%	772,409	$12,876	6.76%

Noninterest-earning assets	183,747			57,604

Total assets	$1,725,282			$830,013

Liabilities and stockholders’ equity:
Deposits:
Interest-bearing demand	$88,058	$289	1.33%	$80,818	$274	1.37%
Money market	450,244	3,708	3.34%	252,300	1,388	2.23%
Savings	20,299	32	0.64%	21,681	31	0.58%
Time	554,748	5,526	4.04%	299,804	2,131	2.88%

Total interest-bearing deposits	1,113,349	9,555	3.48%	654,603	3,824	2.37%
FHLB advances and other borrowings	132,800	1,576	4.81%	27,348	184	2.73%
Repurchase agreements	3,276	26	3.22%	3,142	8	1.03%
Junior subordinated debentures	46,790	789	6.84%	14,433	192	5.40%

Total interest-bearing liabilities	1,296,215	$11,946	3.74%	699,526	$4,208	2.44%

Noninterest-bearing demand deposits	203,667			53,331
Noninterest-bearing liabilities	17,703			7,499
Stockholders’ equity	207,697			69,657

Total liabilities and stockholders’ equity	$1,725,282			$830,013

Net interest/rate spread		$16,424	3.72%		$8,668	4.32%
Taxable-equivalent adjustment		98			89

Net interest income, actual		$16,326			$8,579

Net interest-earning assets/net interest margin	$245,320		4.32%	$72,883		4.55%
Interest-earning assets as a percentage of interest-bearing liabilities			118.93%			110.42%

(1)	Tax equivalent basis.

Noninterest income — Noninterest income for the first quarter of 2006 totaled $3.3 million, an increase of $730,000 or 28.1%, compared to $2.6 million in the first quarter of 2005. Traditionally service charges on deposit accounts and revenues from mortgage banking activities have been the largest components of noninterest income.

Service charges on deposit accounts decreased to $716,000 for the first quarter of 2006, a decrease of $33,000 or 4.5%, from $749,000 in the first quarter of 2005. While deposits grew substantially over the past year, a

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

significant amount of the growth was in higher balance accounts, including commercial accounts, which typically provide lower levels of fee income.

Mortgage banking activities includes origination fees, service release premiums and the gain on the sales of mortgage loans held-for-sale. Mortgage banking activities totaled $899,000, an increase of $319,000, or 55.0%, compared to $580,000 in the first quarter of 2005. The increase in mortgage banking activities income is due to a higher level of originations of loans held-for-sale, which totaled $38.1 million and $28.4 million in the first quarter of 2006 and 2005, respectively.

Payroll Solutions contributed $773,000 to other income in the first quarter of 2006, an increase of $192,000 or 33.1%, compared to $581,000 in the first quarter of 2005. The increase in fees is primarily due to new business started in the period, strong client retention and an increase in the number of employees on Payroll Solutions’ clients’ payrolls.

In the first quarter of 2006, Flag sold its office in Columbus, Georgia and recognized a pre-tax gain on the sale totaling $219,000. In the first quarter of 2006, total gains on the sales of fixed assets were $220,000 compared to gains recognized of $25,000 in the first quarter of 2005. Gains on the sales of other real estate owned totaled $31,000 in the first quarter of 2006, a decrease of $60,000, or 65.9%, from $91,000 in the first quarter of 2005. In the first quarter of 2005, Flag recognized gains on the sales of investment securities of $123,000.

Other income increased $216,000 or 57.0% to $595,000 in the first quarter of 2006, compared to $379,000 in the first quarter of 2005. In the first quarter of 2006, service fees on SBA loans totaled $153,000. Service fees on SBA loans were generated by the SBA loan portfolio acquired in the merger with First Capital.

Noninterest expense — Noninterest expense for the first quarter of 2006 totaled $10.8 million, an increase of $2.7 million or 33.1%, compared to $8.1 million in the first quarter of 2005. Increases in salaries and benefits, occupancy expense, communications and postage, printing and supplies are primarily related to the increase in personnel and branches as a result of the merger with First Capital in the fourth quarter of 2005.

Salaries and employee benefits totaled $6.5 million, an increase of $1.5 million or 30.7%, from $5.0 million in the first quarter of 2005. As a result of the merger with First Capital, increases in salaries and employees benefits are primarily related to additional personnel in the metro Atlanta area.

Occupancy expense for the first quarter of 2006 totaled $1.2 million, an increase of $241,000 or 25.2%, from $956,000 in the first quarter of 2005. Increases in rent expense are related to the addition of the First Capital branches and loan production offices.

Professional fees were $410,000, a decrease of $139,000 or 25.4%, compared to $549,000 in the same quarter of 2005. The decrease in the first quarter of 2006 is in part due to a decline in the amount of expenses related to continued compliance with the Sarbanes-Oxley Act. In the first quarter of 2005, professional fees included $50,000 related to the merger with First Capital.

Communication and equipment costs for the first quarter of 2006 were $716,000, an increase of $203,000 or 39.6%, from $513,000 in the first quarter of 2005. The increase is primarily a result of the additional offices acquired through the merger with First Capital. Postage, printing and supplies costs in the first quarter of 2006 totaled $411,000, an increase of $165,000 or 67.1%, compared to $246,000 in the first quarter of 2005. The increase in new customer accounts added through the First Capital acquisition contributed to the increase in postage, printing and supplies.

Other noninterest expense totaled $1.5 million for the first quarter of 2006, an increase of $686,000 or 79.8%, compared to $860,000 in the same quarter of 2005. Increases in other noninterest expense are also primarily a result of the merger with First Capital. Marketing expense totaled $291,000, an increase of $154,000 or 124.1%,

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

from $137,000 in the first quarter of 2005. Marketing expense increased primarily due to increased marketing efforts in the metro Atlanta area. Other outside service fees increased in the first quarter of 2006, to $270,000, an increase of $154,000 or 130.8%, from $117,000 in the first quarter of 2005. Outsides service fees include both increases in service charges paid to the Federal Reserve and safekeeping fees paid on investments. These increases are primarily related to higher levels of transactions processed by the Federal Reserve and an increase in investments resulting from the merger with First Capital. Due to higher balances of amortizable intangible assets, related to the merger with First Capital, amortization expense increased $120,000 to $142,000 in the first quarter of 2006 compared to $22,000 in the first quarter of 2005. In the first quarter of 2006, travel and entertainment increased $105,000 or 105.5%, to $205,000 compared to $100,000 in the first quarter of 2005. The increase is primarily due to increased levels of personnel.

Income taxes — Income tax expense for the quarter ended March 31, 2006, totaled $3.0 million compared to $862,000 in the first quarter of 2005. Flag’s effective tax rate increased to 35.8% in the first quarter of 2006 compared to 32.1% in the first quarter of 2005. Flag’s increase in the effective tax rate is due to the higher level of earnings and less relative levels of tax exempt income.

Flag Financial Corporation and Subsidiary

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2006, there were no substantial changes in the composition of Flag’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2005. The foregoing disclosures related to the market risk of Flag should be read in conjunction with Flag’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2005, included in Flag’s 2005 Annual Report on Form 10-K.

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

Flag Financial Corporation and Subsidiary

Part II. Other Information

Item 1. Legal Proceedings — None

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the quarter ended March 31, 2006 (in thousands):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part Of Publicly Announced Plans Or Programs (1)	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2006	—	—	1,551	549
February 1 through February 28, 2006	—	—	1,551	549
March 1 through March 31,2006	—	—	1,551	549

Total			1,551	549

(1)	On March 19, 2004, Flag Financial Corporation announced a stock repurchase plan. The Company’s Board of Directors authorized the repurchase of up to 10% of the Company’s outstanding shares of common stock. No expiration date was specified, and no shares were repurchased under or outside of the plan during the quarter ended March 31, 2006. As of March 31, 2006, the Company has repurchased 304,000 shares at an aggregate cost of $3.9 million.

Item 3. Defaults upon Senior Securities — None

Item 4. Submission of Matters to a Vote of Security Holders — None

Item 5. Other Information

Pursuant to Rule 14a-14(c)(1) promulgated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company’s 2007 Annual Meeting of Shareholders must notify the Company in writing to the Secretary of the Company, at 3475 Piedmont Road, N.E., Suite 550, Atlanta, Georgia, 30305, of the contents of such proposal no later than December 27, 2006, to be included in the 2007 Proxy Materials. Under the Company’s bylaws, a shareholder must also notify the Company before December 27, 2006 of a proposal for the 2007 Annual Meeting that the shareholder intends to present other than by inclusion in the Company’s proxy material. If the Company does not receive such notice prior to December 27,

Flag Financial Corporation and Subsidiary

Part II. Other Information

2006, proxies solicited by the management of the Company will confer discretionary authority upon the management of the Company to vote upon any such matter.

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

Flag Financial Corporation

/s/ Joseph W Evans
Joseph W. Evans Chief Executive Officer
May 9, 2006

/s/ J. Daniel Speight
J. Daniel Speight Chief Financial Officer
May 9, 2006