Form 10-Q
period 2006-06-30
FLAG FINANCIAL CORP
filed 2006-08-08
CIK 897509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Common stock, par value $1 per share: 17,002,003 shares outstanding as of August 2, 2006

Flag Financial Corporation and Subsidiary

Part I. Financial Information

Item 1. Financial Statements

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2006	December 31, 2005	June 30, 2005
	(unaudited)	(audited)	(unaudited)
Assets
Cash and due from banks	$38,692	$45,506	$13,720
Other interest-bearing deposits in banks	603	23,184	14,067
Federal funds sold	8,464	2,085	6,378

Total cash and cash equivalents	47,759	70,775	34,165

Other interest-bearing deposits	1,000	4,698	4,891
Investment securities available-for-sale	298,485	228,442	110,806
Other investments	17,279	18,762	12,332
Mortgage loans held-for-sale	15,003	11,665	9,106
Loans, net of allowance for loan losses of $17,337, $16,779, and $8,915, respectively	1,248,127	1,205,046	638,947
Premises and equipment, net	14,823	13,985	13,558
Intangible assets	114,915	115,034	21,007
Other assets	37,070	34,454	17,697

Total assets	$1,794,461	$1,702,861	$862,509

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing deposits	$202,818	$172,725	$56,859
Interest-bearing demand deposits	107,323	127,976	75,981
Money market	458,436	404,488	267,526
Savings	19,898	19,450	21,426
Time	561,194	559,313	319,011

Total deposits	1,349,669	1,283,952	740,803

Advances from Federal Home Loan Bank	130,369	143,469	25,000
Federal funds purchased and repurchase agreements	32,313	4,142	1,156
Other borrowings	—	—	1,600
Junior subordinated debentures	46,787	46,791	14,433
Other liabilities	23,228	19,707	7,128

Total liabilities	1,582,366	1,498,061	790,120

Preferred stock (No par value, 10,000,000 shares authorized, none issued and outstanding)	—	—	—
Common stock ($1 par value, 40,000,000 shares authorized, 18,598,909, 18,425,034 and 10,097,272 shares issued at June 30, 2006, December 31, 2005 and June 30, 2005, respectively)	18,599	18,425	10,097
Additional paid-in capital	149,572	148,062	28,296
Retained earnings	60,824	51,692	47,751
Accumulated other comprehensive (loss) income	(2,399)	125	(251)
Less: Treasury stock at cost; 1,596,906 shares at June 30, 2006 and 1,551,186 at December 31, 2005 and June 30, 2005	(14,501)	(13,504)	(13,504)

Total stockholders’ equity	212,095	204,800	72,389

Total liabilities and stockholders’ equity	$1,794,461	$1,702,861	$862,509

See accompanying notes to unaudited consolidated financial statements.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)
Interest income:
Interest and fees on loans	$26,224	$12,430	$50,399	$23,841
Interest on investment securities	4,122	1,305	7,759	2,380
Interest on federal funds sold and other interest-bearing deposits	415	329	875	630

Total interest income	30,761	14,064	59,033	26,851

Interest expense:
Interest on deposits:
Demand	274	199	563	473
Money market	4,529	1,763	8,237	3,151
Savings	35	32	67	63
Time	5,963	2,381	11,489	4,512
Interest on other borrowings	2,421	442	4,812	826

Total interest expense	13,222	4,817	25,168	9,025

Net interest income before provision for loan losses	17,539	9,247	33,865	17,826
Provision for loan losses	85	—	550	375

Net interest income after provision for loan losses	17,454	9,247	33,315	17,451

Noninterest income:
Service charges on deposit accounts	801	824	1,517	1,573
Mortgage banking activities	799	687	1,698	1,267
Payroll services fees	643	500	1,416	1,081
Insurance commissions and brokerage fees	105	58	203	132
Gain on sales of other real estate owned	108	131	139	222
Gain on sales of investment securities available-for-sale	—	6	—	129
Other	579	386	1,394	790

Total noninterest income	3,035	2,592	6,367	5,194

Noninterest expense:
Salaries and employee benefits	6,919	5,227	13,443	10,220
Occupancy	1,206	982	2,403	1,938
Professional fees	324	484	734	1,033
Postage, printing and supplies	464	231	875	477
Communications	781	596	1,497	1,109
Other	1,754	902	3,299	1,762

Total noninterest expense	11,448	8,422	22,251	16,539

Earnings before provision for income taxes	9,041	3,417	17,431	6,106
Provision for income taxes	3,233	1,111	6,239	1,973

Net earnings	$5,808	$2,306	$11,192	$4,133

Basic earnings per share	$0.34	$0.27	$0.66	$0.48

Diluted earnings per share	$0.33	$0.25	$0.64	$0.45

See accompanying notes to unaudited consolidated financial statements.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)
Net earnings	$5,808	$2,306	$11,192	$4,133
Other comprehensive income, net of tax:
Unrealized gains (losses) on investment securities available-for-sale:
Unrealized (losses) gains arising during the period, net of tax of $1,580, $67, $1,556 and $159, respectively	(2,579)	110	(2,538)	(259)
Reclassification adjustment for gains included in net earnings, net of tax of $0, $2, $0 and $49, respectively	—	(4)	—	(80)
Unrealized gain on cash flow hedges, net of tax of $41, $20, $9 and $20, respectively	69	32	14	32

Other comprehensive (loss) income	(2,510)	138	(2,524)	(307)

Comprehensive income	$3,298	$2,444	$8,668	$3,826

See accompanying notes to unaudited consolidated financial statements.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net earnings	$11,192	$4,133
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	549	1,063
Provision for loan losses	550	375
Stock-based compensation	265	—
Gain on sales of investment securities available-for-sale	—	(129)
Gain on sales of loans	(1,074)	(362)
Gain on disposals of premises and equipment	(220)	(25)
Gain on sales of other real estate owned	(139)	(222)
Change in:
Mortgage loans held-for-sale	(2,264)	1,944
Other assets and liabilities	1,779	(802)

Net cash provided by operating activities	10,638	5,975

Cash flows from investing activities:
Net change in other interest-bearing deposits	3,698	582
Proceeds from sales, calls and maturities of investment securities available-for-sale	20,436	70,075
Purchases of investment securities available-for-sale	(93,164)	(70,118)
Proceeds from sales and maturities of other investments	2,757	1,071
Purchases of other investments	(1,988)	(242)
Net change in loans	(43,182)	(45,112)
Proceeds from sales of other real estate owned	271	2,030
Proceeds from sales of premises and equipment	530	881
Purchases of premises and equipment	(2,060)	(766)

Net cash used in investing activities	(112,702)	(41,599)

Cash flows from financing activities:
Net change in deposits	65,717	33,956
Change in federal funds sold and repurchase agreements	28,171	(1,139)
Change in other borrowings	—	(2,700)
Proceeds from FHLB advances	35,000	—
Payments of FHLB advances	(48,000)	—
Purchase of treasury stock	(975)	—
Proceeds from exercise of stock options	1,196	385
Cash dividends paid	(2,061)	(1,029)

Net cash provided by financing activities	79,048	29,473

Net change in cash and cash equivalents	(23,016)	(6,151)
Cash and cash equivalents at beginning of period	70,775	40,316

Cash and cash equivalents at end of period	$47,759	$34,165

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

Note 2. Merger and Acquisitions

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

In conjunction with the merger, Flag accrued certain merger related expenses related to severance and personnel related charges, professional fees, contract termination costs, systems conversion and related charges. The severance and personnel related costs include severance, employee retention, payments related to change in control provisions of employment contracts and other costs associated with employee termination. Professional fees include investment bankers, legal and accounting fees. Contract termination costs include amounts owed to service providers as a result of early termination of service contracts. Systems conversion and related charges include charges necessary to convert the operations of acquired branches. At June 30, 2006, accrued merger costs of $640,000 remained unpaid.

The following table presents a summary of merger accrual activity for 2006 (in thousands):

	Accrued at December 31, 2005	Utilized	Balance at June 30, 2006
Severance and personnel related charges	$1,507	$(867)	$640
Professional fees	3	(3)	—
Systems conversion and related charges	28	(28)	—

Total	$1,538	$(898)	$640

Flag Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements

Note 3. Net Earnings Per Common Share

Net earnings per common share are based on the weighted average number of common shares outstanding during each period. The calculation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic earnings per share:
Net earnings	$5,808	$2,306	$11,192	$4,133

Weighted average common shares outstanding	16,924	8,537	16,906	8,526

Basic earnings per share	$0.34	$0.27	$0.66	$0.48

Diluted earnings per share:
Net earnings	$5,808	$2,306	$11,192	$4,133

Weighted average common shares outstanding	16,924	8,537	16,906	8,526
Effect of stock options and warrants	742	694	715	723

Total weighted average common shares and common stock equivalents	17,666	9,231	17,621	9,249

Diluted earnings per share	$0.33	$0.25	$0.64	$0.45

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

Flag adopted SFAS 123(R) using the modified prospective application; accordingly, the financial statements for periods prior to January 1, 2006, will not include compensation cost calculated under the fair value method. Under the modified prospective application, SFAS 123(R) applies to new awards and to awards modified, repurchased or cancelled after the effective date. SFAS 123(R) also applies to awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123, Accounting For Stock-Based Compensation, were in effect for expense recognition purposes. The substance of the revised statement is to require companies to record as an expense amortization of the fair market value of stock options determined as of the grant date. The offsetting credit is to additional paid-in capital unless there is an obligation to buy back the stock or exchange other assets for the stock. If such an obligation exists the offsetting credit would be to a liability account. For the quarter ended June 30, 2006, Flag recognized $133,000 in share-based compensation costs or $0.01 per basic and diluted share. For the six months ended June 30, 2006, Flag recognized $265,000 in share-based compensation costs or $0.02 per basic and diluted share. As of June 30, 2006, all of Flag’s unvested stock options are tax qualifying and no income tax benefits were recognized relating to the compensation expense.

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

Flag Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements

Note 4. Stock-Based Compensation, continued

The following table illustrates the effect on net earnings and earnings per share if Flag had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the quarter and six months ended June 30, 2005 (in thousands, except per share amounts):

	Three months ended	Six months ended
	2005	2005
Net earnings as reported	$2,306	$4,133
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(46)	(90)

Pro forma net earnings	$2,260	$4,043

Basic earnings per share:
As reported	$0.27	$0.48
Pro forma	$0.26	$0.47

Diluted earnings per share:
As reported	$0.25	$0.45
Pro forma	$0.24	$0.44

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

In connection with the Company’s 2002 private placement of common stock and warrants, warrants were issued for the purchases of common stock for $1 per warrant. The warrants allow each holder to purchase one additional share of common stock for each share purchased in connection with the private placement and were issued as of the date of issuance of common stock sold in the private placement. There are 24,000 warrants issued, but not exercised at June 30, 2006. The warrants are exercisable for a period of ten years following the 2002 issuance at prices of $9.10 per share.

First Capital had stock option plans for key employees with similar provision as Flag’s plan. Options under First Capital’s acquired plans were converted at the exchange ratio effective for common shares of 1.6 per share. No options are available for grant under the acquired plans.

A summary of activity in the warrants and stock option plans is presented below.

	Shares	Weighted Average Price Per Share
Outstanding, at December 31, 2005	1,746,656	$10.59
Granted during the year	41,500	18.05
Cancelled during the year	(9,200)	6.73
Exercised during the year	(175,125)	13.46

Outstanding, at June 30, 2006	1,603,831	$11.19

Flag Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements

Note 4. Stock-Based Compensation, continued

A summary of options and warrants outstanding as of June 30, 2006 is presented below:

Options and Warrants Outstanding	Range of Price per Share	Weighted Average Price Per Share	Years Remaining	Options and Warrants Currently Exercisable	Weighted Average Price Per Share
294,431	$4.45 – 6.75	$5.98	3	294,431	$5.98
443,956	6.76 – 10.00	8.21	5	443,956	8.21
865,444	10.01 – 19.31	14.48	8	607,721	14.20

1,603,831	$4.45 – 19.31	$11.19	6	1,346,108	$10.43

During the first six months of 2006 and 2005 the fair value of each option was estimated on the date of grant using the Black-Scholes options-pricing model. The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the Company’s common stock based upon prior years trading history. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant.

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees in the quarters presented.

	Six Months Ended June 30,
	2006	2005
Options issued	41,500	81,500
Weighted average grant date fair value	$5.40	$3.93
Risk-free interest rate (range)	4.37%-5.07%	4.24%-4.36%
Expected dividend yield (range)	1.45%-1.56%	1.72%-1.80%
Expected stock price volatility (range)	0.2260-0.2445	0.2185-0.2225
Expected life	7 years	7 years

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

As of June 30, 2006, there was $816,000 in total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 10.2 months.

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

In November 2005, the FASB issued FSP Nos. FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in the FSP amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The new disclosure requirements of FSP Nos. FAS 115-1 and 124-1 are effective for reporting periods beginning after December 15, 2005. During the quarter and six month period ended June 30, 2006, the Company did not experience any other-than-temporary impairment.

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

Overview

Net income for the quarter ended June 30, 2006 totaled $5.8 million or $0.33 per diluted share, an increase of 151.8% from $2.3 million or $0.25 per diluted share when compared to the same quarter in 2005. Net income for the six months ended June 30, 2006 totaled $11.2 million or $0.64 per diluted share compared to $4.1 million or $0.45 per diluted share during the same period in 2005, an increase of 170.8%. With assets totaling $1.8 billion, Flag Financial is the largest community banking company headquartered in Atlanta.

Flag ended the June 30, 2006 quarter and six months with record results in both net income and earnings per share growth. The Company’s acquisition of First Capital and the success of its core deposit and lending programs have translated into solid increases in revenues coupled with effective expense control. Total revenue was $20.5 million and $39.5 million for the quarter and six months ended June 30, 2006, respectively. This represented increases of 73.2% and 75.3% over the same periods in 2005. Revenue growth was fueled both by the acquisition and integration of First Capital Bank into Flag Bank and by strong internal growth. The successful integration of First Capital is reflected in the Company’s efficiency ratio which improved to 55.51% and 54.92% for the second quarter and first six months of 2006, respectively, compared to 70.99% and 71.39% in the same periods in 2005.

Flag ended the second quarter of 2006 with total earning assets of $1.61 billion, an increase of 6.3% and 99.6% from December 31, 2005 and June 30, 2005, respectively. Strong internal loan production, combined with the First Capital acquisition contributed to the increase. Gross loans outstanding grew to $1.27 billion at June 30, 2006 from $1.22 billion and $647.9 million at December 31, 2005 and June 30, 2005, respectively.

As a result of the First Capital acquisition and the success of the Company’s deposit programs, deposits increased to $1.35 billion at June 30, 2006, an increase of 5.1% and 82.2%, compared to $1.28 billion and $740.8 million at December 31, 2005 and June 30, 2005, respectively. Core deposits represented 58.4% of the Company’s deposit mix at June 30, 2006, compared to 56.4% and 56.9% at December 31, 2005 and June 30, 2005, respectively. The Company continues to focus on its core deposit programs as core deposits offer a source of lower cost funding and have a positive impact on the Company’s net interest margin. Its Smartstreet division successful cash management program has complemented the Company’s deposit growth strategies. Smartstreet offers custom banking and cash management services for community associations and management companies.

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Flag’s solid credit quality is reflected in its credit quality ratios. At June 30, 2006, nonperforming loans as a percentage of total loans dropped to 0.50% from 0.57% and 0.76% at December 31, 2005 and June 30, 2005, respectively. Net charge-offs for the quarter ended June 30, 2006 were $108,000 compared to net recoveries totaling $53,000 for the quarter ended June 30, 2005. This equates to net charge-offs to average loans of 0.04% for the second quarter of 2006 and net recoveries to average loans of 0.03% for the quarter ended June 30, 2005. Net recoveries for the six months ended June 30, 2006, were $8,000 and net charge-offs for the same period in 2005 totaled $62,000. The allowance for loan losses totaled $17.3 million or 1.37% of loans at June 30, 2006 compared $16.8 million or 1.37% at December 31, 2005 and $8.9 million or 1.38% at June 30, 2005. Loan loss provision for the quarter and six months ended June 30, 2006 totaled $85,000 and $550,000, respectively, compared to no loan loss provision and $375,000 for the quarter and six months ended June 30, 2005.

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

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary Financial Data

The following table presents summary financial data for the previous five quarters (in thousands, except per share data).

	2006		2005
(unaudited)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
INCOME SUMMARY
Interest income	$30,761	$28,272	$20,491	$15,933	$14,064
Interest expense	13,222	11,946	8,688	5,817	4,817

Net interest income	17,539	16,326	11,803	10,116	9,247
Provision for loan losses	85	465	—	375	—
Noninterest income	3,035	3,332	1,235	3,034	2,592
Noninterest expense	11,448	10,803	8,888	8,855	8,422

Earnings before taxes	9,041	8,390	4,150	3,920	3,417
Income taxes	3,233	3,006	1,344	1,283	1,111

Net earnings	$5,808	$5,3484	$2,806	$2,637	$2,306

PERFORMANCE RATIOS
Earnings per common share:
Basic	$0.34	$0.32	$0.23	$0.31	$0.27
Diluted	0.33	0.31	0.22	0.28	0.25
Cash dividends declared	0.06	0.06	0.06	0.06	0.06
Book value per share	12.47	12.41	12.14	8.74	8.47

Return on average assets	1.31%	1.25%	0.88%	1.18%	1.09%
Return on average equity	10.99%	10.37%	8.65%	14.46%	12.96%
Return on tangible equity(1)	24.10%	23.24%	15.87%	20.17%	18.38%
Net interest margin	4.47%	4.32%	4.05%	4.83%	4.74%
Yield on interest-earning assets	7.81%	7.46%	7.01%	7.59%	7.19%
Cost of interest-bearing liabilities	3.99%	3.74%	3.35%	3.05%	2.71%
Efficiency ratio	55.51%	54.33%	68.68%	67.76%	70.99%
Net overhead ratio	1.90%	1.73%	2.40%	2.60%	2.76%
Dividend payout ratio	17.89%	18.37%	18.28%	19.45%	22.16%

ASSET QUALITY
Allowance for loan losses	$17,337	$17,360	$16,779	$9,511	$8,915
Nonperforming assets	6,366	7,301	6,937	4,507	4,925
Allowance for loan losses to loans	1.37%	1.37%	1.37%	1.36%	1.38%
Nonperforming assets to total assets	0.35%	0.41%	0.41%	0.49%	0.57%
Net (recoveries) charge-offs to average loans	0.04%	(0.04)%	(0.35)%	(0.13)%	(0.03)%

AVERAGE BALANCES
Loans outstanding, net	$1,229,557	$1,215,334	$903,240	$663,803	$610,594
Interest-earning assets	1,584,569	1,541,535	1,166,315	838,482	789,448
Total assets	1,771,258	1,725,282	1,276,883	895,843	845,847
Deposits	1,350,382	1,317,016	1,018,107	765,055	725,350
Stockholders’ equity	211,369	207,697	129,803	72,921	71,183
Common shares outstanding:
Basic	16,924	16,890	12,130	8,546	8,537
Diluted	17,666	17,398	12,743	9,275	9,231

AT PERIOD END
Loans outstanding, net	$1,248,127	$1,247,511	$1,205,046	$691,488	$638,947
Interest-earning assets	1,607,570	1,582,885	1,512,312	858,134	805,442
Total assets	1,794,461	1,770,645	1,702,861	919,125	862,509
Deposits	1,349,669	1,363,108	1,283,952	784,806	740,803
Stockholders’ equity	212,095	209,625	204,800	74,652	72,389
Common shares outstanding	17,002	16,893	16,874	8,546	8,546

(1)	Tangible shareholders’ equity is shareholders’ equity less goodwill and intangible assets.

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Certain financial information included in the summary financial data is determined by methods other than in accordance with accounting principles generally accepted within the United States, or GAAP. These non-GAAP financial measures are, “tangible shareholders’ equity,” and “return on average tangible equity.” Flag’s management uses these non-GAAP measures in its analysis of the Company’s performance.

•	“Tangible shareholders’ equity” is shareholders’ equity less goodwill and other intangible assets.

•	“Return on average tangible equity” is defined as earnings for the period divided by average equity reduced by average goodwill and other intangible assets.

These disclosures should not be viewed as a substitute for results determined in accordance with GAAP, and are not necessarily comparable to non-GAAP performance measures which may be presented by other companies. The following reconciliation table provides a more detailed analysis of these non-GAAP performance measures:

	2006		2005
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Return on average equity	10.99%	10.37%	8.65%	14.46%	12.96%
Effect of intangible assets	13.11%	12.87%	7.22%	5.71%	5.42%
Return on average tangible equity	24.10%	23.24%	15.87%	20.17%	18.38%

Overview of Financial Condition

Assets totaled $1.79 billion at June 30, 2006, an increase of $91.6 million or 5.4% from $1.70 billion at December 31, 2005. Interest-earning assets (consisting of loans, investment securities and short-term investments) totaled $1.61 billion or 89.6% of total assets at June 30, 2006, compared to $1.51 billion or 88.8% of total assets at December 31, 2005. Interest-bearing liabilities (interest-bearing deposits and borrowings) totaled $1.36 billion or at June 30, 2006, compared to $1.31 billion at December 31, 2005. In the same period, stockholders’ equity increased $7.3 million or 3.6% to $212.1 million at June 30, 2006.

Loans

Loans are reported at their outstanding unpaid balances, net of the allowance for loan losses, deferred loan fees and unamortized premiums or discounts on purchased loans. Balances within the major loans receivable categories are represented in the following table (in thousands):

	June 30, 2006	% of Total Loans	December 31, 2005	% of Total Loans	June 30, 2005	% of Total Loans
Commercial/financial/agricultural	$131,006	10.3%	$126,293	10.3%	$76,143	11.8%
Real estate – construction	533,662	42.2%	448,336	36.7%	187,271	28.9%
Real estate – mortgage	584,117	46.2%	626,189	51.3%	367,284	56.7%
Consumer	16,666	1.3%	20,961	1.7%	17,153	2.6%
Lease financings	13	—	46	—	11	—

Total loans	1,265,464	100.0%	1,221,825	100.0%	647,862	100.0%
Less: Allowance for loan losses	17,337		16,779		8,915

Total net loans	$1,248,127		$1,205,046		$638,947

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loans outstanding, net, totaled $1.25 billion at June 30, 2006, an increase of $43.1 million or 3.6%, compared to $1.21 billion at December 31, 2005. Construction loans increased $85.3 million in the six months ended June 30, 2006 compared to December 31, 2005. The increase in construction lending is primarily located in the metro Atlanta area. Correspondent lending, which is included in commercial also contributed to the increase in the six months ended June 30, 2006, increasing the loan portfolio by $19.6 million over the December 31, 2005 level. During the same six month period, payoffs of commercial real estate loans have outpaced originations of new real estate mortgage loans. Loans outstanding, net, represented 77.6% and 79.7% of interest-earning assets at June 30, 2006 and December 31, 2005, respectively.

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

Investment Securities

Investment securities at June 30, 2006, totaled $315.8 million, an increase of $68.6 million or 27.7%, from $247.2 million at December 31, 2005. Investment securities comprised 19.6% and 16.4% of interest-earning assets at June 30, 2006 and December 31, 2005, respectively. During the six months ended June 30, 2006, $23.2 million in investment securities repaid and Flag purchased $95.2 million in investment securities with a high average yield. In addition, in the fourth quarter of 2005, Flag initiated a repositioning of its balance sheet designed to further reduce its exposure to an anticipated continued increase in interest rates and to improve net interest margin and net interest income levels. Flag sold $67.6 million in fixed-rate investments and reinvested the proceeds in a combination of fixed-rate and variable rate investments with a higher average yield.

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

Federal Funds Sold and Other Interest-Bearing Deposits

Short-term investments (federal funds sold and other interest-bearing deposits) totaled $9.1 million at June 30, 2006, a decrease of $16.2 million or 64.1%, from the December 31, 2005 level of $25.3 million. Short-term investments amounted to 0.56% of interest-earning assets at June 30, 2006 and 1.6% of interest-earning assets at December 31, 2005.

Premises and Equipment

Premises and equipment at June 30, 2006, totaled $14.8 million, an increase of $838,000 or 6.0%, from $14.0 million at December 31, 2005. In the first quarter of 2006, Flag sold its mortgage office in Columbus, Georgia, with a net book value of $309,000 and recognized a pre-tax gain on the sale of $219,000.

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Deposits

Total deposits at June 30, 2006, were $1.35 billion, an increase of $65.7 million or 5.1% from $1.28 billion at December 31, 2005. Core deposits offer the Bank a lower cost source of funds. Core deposits (noninterest-bearing demand, interest-bearing demand, money market and savings accounts) were $788.5 million at June 30, 2006, compared to $724.6 million at December 31, 2005. Core deposits now comprise 58.4% of the total deposit base at June 30, 2006 versus 56.4% at December 31, 2005. Noninterest-bearing deposits grew $30.1 million to $202.8 million at June 30, 2006 compared to $172.7 million at December 31, 2005. The shift in the deposit base is consistent with Flag’s strategic intent to increase core deposits as a source of funding and the success of the Smartstreet cash management program. Smartstreet offers custom banking and cash management services for community associations and management companies.

Time deposits, which are the most expensive type of deposit funding, increased $1.9 million or 0.3% to $561.2 million at June 30, 2006 compared to $559.3 million at December 31, 2005. Time deposits comprised 41.6% of the total deposit base at June 30, 2006 compared to 43.6% at December 31, 2005. Total deposits represented 86.6% of funding sources at June 30, 2006 compared to 86.9% at December 31, 2005.

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank (“FHLB”) declined $13.1 million or 9.1% to $130.4 million at June 30, 2006 compared to $143.5 million at December 31, 2005. FHLB borrowings represented 8.4% of funding sources at June 30, 2006 compared to 9.7% at December 31, 2005.

FHLB advances as of June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006	December 31, 2005
FHLB advances, interest payable at fixed rates ranging from 4.51% to 5.92%; advances mature at various maturity dates from October 24, 2007 through January 17, 2012; weighted average rate at June 30, 2006 is 4.97%.	$13,998	$13,878
FHLB advances, interest payable at variable rates ranging from 4.55% to 5.40%; advances mature at various maturity dates from September 17, 2007 through April 25, 2012; weighted average rate at June 30, 2006 is 5.00%.	116,371	129,591

	$130,369	$143,469

Federal Funds Purchased and Repurchase Agreements

Federal funds purchased and repurchase agreements increased $28.2 million or 680.1% to $32.3 million at June 30, 2006 from $4.1 million at December 31, 2005. Federal funds purchased and repurchase agreements represented 2.1% of funding sources at June 30, 2006 versus 0.3% at December 31, 2005. Federal funds purchased were used to fund loans and purchase investment securities.

Junior Subordinated Debentures

Junior subordinated debentures remained at $46.8 million at June 30, 2006 and December 31, 2005. Junior subordinated debentures represented 3.0% of funding sources at June 30, 2006 versus 3.2% at December 31, 2005. For more information see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital.

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

Liquid assets (assets that can be easily converted to cash) at June 30, 2006, totaled $241.0 million and included cash and due from banks, federal funds sold and other interest-bearing deposits, unpledged investment securities available-for-sale and mortgage loans held-for-sale.

Deposits provide a significant portion of the Company’s cash flow needs and continue to provide a relatively stable, low cost source of funds. As of June 30, 2006, Flag had $310.0 million of deposits due on demand, $458.4 million in money market deposits, $19.9 million in savings deposits and $476.5 million of time deposits and other borrowings due within one year. Other funding sources readily available to the Company are purchased funds, including wholesale funding sources. Wholesale funding sources include advances from the FHLB, federal funds purchased and securities sold under agreements to repurchase. Flag maintains available lines of credit with other financial institutions. These include federal funds and other lines of credit totaling $106.0 million and a line of credit with the FHLB totaling $350.0 million at June 30, 2006. Flag also maintains a line of credit with the Federal Reserve Bank of Atlanta (the “FRB”) totaling $202.5 million at June 30, 2006. At June 30, 2006, of the $658.5 million in total lines, $501.5 million is still available to Flag. The available commitment level varies proportional to the collateral balances for the FHLB and FRB lines of credit.

Cash flows from operations are also a source of liquidity. Net cash from operations results primarily from net income adjusted for certain items such as depreciation and amortization, provision for loan losses, gains on the sale of investments in real estate and timing differences from the sale of loans held-for-sale versus originations of loans held-for-sale.

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

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes Flag’s off-balance sheet financial instruments whose contract amounts represent credit risk as of June 30, 2006 and December 31, 2005 (in thousands):

	2006	2005
Commitments to extend credit	$385,510	$398,512
Standby letters of credit	$6,304	$13,670

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

Historically, the average term to maturity or repricing (rate changes) of assets (primarily loans and investment securities) has exceeded the average repricing period of liabilities (primarily deposits and borrowings). Flag’s primary source of funding has been demand and money market deposits (interest-bearing and noninterest-bearing) instead of time deposits and wholesale borrowings with longer maturities. This method of funding interest-earning assets has issues concerning interest rate risk, liquidity and profitability, all of which were contemplated and measured by the Company. Flag concluded that this strategy is the most profitable method of funding growth in interest-earning assets of the Company for the foreseeable future and has committed significant sales, marketing and training resources at being successful in this effort. Where interest rate risk is concerned, Flag considered factors such as account size, relationship strength and historical rate levels needed to remain competitive. Generally speaking, it is the opinion of management that these deposits are less sensitive to rate movements than the interest-earning assets they are funding. Flag uses an interest rate simulation model that uses management assumptions and theories regarding rate movements and the impact each movement will have on individual components of the balance sheet. As of June 30, 2006, Flag’s simulation model shows that Flag’s balance sheet is asset-sensitive, meaning a rising rate environment would have a positive impact on Flag’s net interest income. The Company uses three standard scenarios — rates unchanged, rising rates, and declining rates — in analyzing interest rate sensitivity. At June 30, 2006, Flag’s simulation model indicated that a 100 basis points increase or decrease over the next twelve months would increase net interest income approximately 3.93%, and decrease net interest income approximately 5.66% in the rising and declining rate scenarios, respectively, versus the projection under unchanged rates.

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

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

At June 30, 2006, the Company had interest rate floors and an interest rate corridor designated as cash flow hedges. No fair value hedges were outstanding. The following table summarizes the outstanding derivative instruments (in thousands):

Interest Rate Floors

Type	Transaction Date	Term Date	Notional	Strike Rate	Current Rate	Fair Value
Prime Based Floorlets	May 2005	May 2008	$50,000	5.50%	8.25%	$(1)
Prime Based Floorlets	May 2005	May 2010	50,000	5.50%	8.25%	(38)

Total Interest Rate Floors			$100,000	5.50%	8.25%	$(39)

Type	Transaction Date	Term Date	Notional	Cap Purchased	Cap Sold	Fair Value
Interest Rate Corridor	Nov 2002	Nov 2007	$5,000	4.00%	7.00%	$108

As of June 30, 2006, the change in net unrealized losses of $110,000, pretax, for derivatives designated as cash flow hedges is separately disclosed in accumulated other comprehensive income. For cash flow hedges, losses on derivative contracts reclassified from accumulated other comprehensive income to current period earnings are included in the line item in the Consolidated Statement of Earnings in which the hedged item is recorded and in the same period the hedged item affects earnings. At March 31, 2006, Flag determined that a portion of its interest rate swaps were ineffective and reclassified $54,000 from accumulated other comprehensive income to current period earnings. At June 30, 2006, Flag determined the remaining interest rate swap was ineffective. As a result, Flag reclassified $28,000 from accumulated other comprehensive income to current period earnings, for a total loss of $57,000 related to the following interest rate swap (in thousands):

Interest Rate Swap

Type	Transaction Date	Term Date	Notional	Receive Rate	Pay Rate	Fair Value
Receive Fixed, Pay LIBOR Swap	June 2004	Dec 2006	$5,000	3.27%	5.34063%	(57)

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capital

At June 30, 2006, the capital ratios of Flag and the Bank met all regulatory capital requirements to be well capitalized. Minimum ratios required for holding companies and banks to ensure capital adequacy are 8% for total capital to risk weighted assets and 4% each for Tier 1 capital to average assets. Minimum ratios required for holding companies and banks to be well capitalized under prompt corrective action provisions are 10% for total capital to risk weighted assets, 6% for Tier 1 capital to risk weighted assets and 5% for Tier 1 capital to average assets.

The Company has four statutory trusts which offered and sold Preferred Securities. The proceeds of such issuances, together with the proceeds of the related issuance of common securities of each trust were invested in junior subordinated debentures. Flag has outstanding junior subordinated debentures totaling $46.8 million at June 30, 2006.

The following table reflects Flag’s capital position with respect to the regulatory minimums as of June 30, 2006 (in thousands):

	Actual Amount	%	Required Amount	%	Excess Amount	%
Total Capital (to Risk Weighted Assets)	$161,799	12.16%	$106,413	8.00%	$55,386	4.16%
Tier 1 Capital (to Risk Weighted Assets)	$144,806	10.89%	$53,207	4.00%	$91,599	6.89%
Tier 1 Capital (to Average Assets)	$144,806	8.74%	$66,254	4.00%	$78,552	4.74%

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision and Allowance for Loan Losses

For the quarter ended June 30, 2006, net charge-offs totaled $108,000 compared to net recoveries of $53,000 in the quarter ended June 30, 2005. Net charge-offs to average loans were 0.04% compared to net recoveries to average loans of 0.03% for the quarters ended June 30, 2006 and 2005, respectively. Net recoveries for the six months ended June 30, 2006, equaled $8,000 compared to net charge-offs of $62,000 in the same period last year. As a result of the growth in loans outstanding, loan loss provision for the quarter and six months ended June 30, 2006 totaled $85,000 and $550,000, respectively. Loan loss provision for the quarter and six months ended June 30, 2005, was $0 and $375,000, respectively.

The allowance for loan losses is established through provisions for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collection of the principal is unlikely. The allowance is an amount which, in management’s judgment, will be adequate to absorb losses on existing loans that may become uncollectible.

The allowance for loan losses totaled $17.3 million at June 30, 2006, compared to $16.8 million at December 31, 2005. The allowance for loan losses to loans outstanding remained stable at 1.37% at June 30, 2006 and December 31, 2005. The ratio of the allowance for loan losses to nonperforming loans increased to 3.07 times at June 30, 2006 from 2.89 times at December 31, 2005. Management considered the level of charge-offs and nonperforming loans, as well as the mix of nonperforming loans, in determining the level of allowance for loan losses.

An allocation of the allowance for loan losses has been made according to the respective amounts deemed necessary to provide for the probability of incurred losses within the various loan categories. Although other relevant factors are considered, management believes that the level of loan loss allowance at June 30, 2006, was adequate based primarily on previous charge-off experience, adjusted for risk characteristics associated with changes in the composition and growth in the loan portfolio, the specific circumstances of the concentrations in the nonaccrual loans and loans past due 90 days and still accruing, including the market value of collateral and economic conditions that may affect the borrowers’ ability to repay and such other factors which, in management’s judgment, deserve recognition under existing economic conditions.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Flag’s allowance for loan losses. Such agencies may require Flag to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. For more information Management’s Discussion and Analysis of Financial Condition and Results of Operation – Nonperforming Assets.

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents an analysis of the allowance for loan losses for the three and six month periods ended (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance of allowance for loan losses at beginning of period	$17,360	$8,862	$16,779	$8,602
Provision charged to operating expense	85	—	550	375
Charge-offs:
Commercial	(86)	(14)	(95)	(266)
Real estate – mortgage	(85)	(3)	(216)	(7)
Consumer	(16)	(20)	(29)	(31)

Total charge-offs	(187)	(37)	(340)	(304)

Recoveries:
Commercial	27	67	38	125
Real estate – mortgage	41	14	291	90
Consumer	11	9	19	27

Total recoveries	79	90	348	242

Net (charge-offs) recoveries	(108)	53	8	(62)

Balance of allowance for loan losses at end of period	$17,337	$8,915	$17,337	$8,915

See “Critical Accounting Policies” for an explanation of our methodology for determining the appropriate level for the allowance and its effect on our results of operations.

Nonperforming Assets

Flag’s solid credit quality is reflected in its credit quality ratios. Nonperforming assets (nonaccrual loans, other real estate owned and repossessions) totaled $6.4 million at June 30, 2006, compared to $6.9 million at December 2005. Nonperforming assets to total assets were 0.35% at June 30, 2006, compared to 0.41% at December 31, 2005. Nonaccrual loans decreased to $5.5 million at June 30, 2006, from $5.7 million at December 31, 2005. Loans past due 90 days and still accruing and other real estate owned decreased to $114,000 and $720,000, respectively, at June 30, 2006, from $120,000 and $1.1 million, respectively, at December 31, 2005.

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

Flag’s strong credit quality is attributed to a combination of Flag’s strict credit culture that focuses more heavily on the quality of the borrower’s financial condition and collateral values, a comprehensive loan review program and strict management of problem assets. At June 30, 2006, there were no commitments to advance additional funds on any loan classified as nonaccrual.

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes the nonperforming assets for the periods presented (in thousands):

	June 30, 2006	December 31, 2005	June 30, 2005
Loans on nonaccrual	$5,532	$5,694	$2,982
Loans past due 90 days and still accruing	114	120	543
Other real estate owned and repossessions	720	1,123	1,400

Total nonperforming assets	$6,366	$6,937	$4,925

Total nonperforming assets as a percentage of total assets	0.35%	0.41%	0.57%

The $5.5 million in nonaccrual loans at June 30, 2006 included $2.9 million in Small Business Association (“SBA”) loans, of which SBA guaranteed $2.3 million. This compares to nonaccrual SBA loans of $2.4 million at December 31, 2005, of which SBA guaranteed $2.0 million. Flag’s SBA portfolio was acquired in the merger with First Capital.

Results of Operations for the Three Month Periods Ended June 30, 2006 and 2005

Net income – Net income for the quarter ended June 30, 2006, was $5.8 million or $0.33 per diluted share, compared to $2.3 million or $0.25 per diluted share for the same quarter in 2005. Return on average assets was 1.31% and 1.09% for the quarters ended June 30, 2006 and 2005, respectively, while return on average equity was 10.99% and 12.96% for the same quarters. The increase in earnings reflects the successful integration of First Capital, the continued performance of Flag’s lending programs and the continued growth in core deposits.

Net interest income – Net interest income for the quarter ended June 30, 2006, was $17.5 million, an increase of $8.3 million or 89.7% from $9.2 million for the second quarter of 2005. Flag’s net interest margin (net interest income on a taxable-equivalent basis divided by average interest-earning assets) decreased 27 basis points to 4.47% from 4.74% on average interest-earning assets of $1.58 billion and $789.4 million for the quarters ended June 30, 2006 and June 30, 2005, respectively. The inclusion of First Capital’s loan portfolio caused a decline in the yield on interest-earning assets, which was in part mitigated by the increase in interest rates during the last six months of 2005 and in the first six months of 2006. Flag’s balance sheet is considered asset sensitive when its assets (loans and securities) reprice faster or to a greater extent than liabilities (deposits and borrowings). An asset-sensitive balance sheet will produce more net interest income when interest rates rise and less net interest income when interest rates decline. The Federal Reserve has increased the discount rate eight times since June 2005, increasing the rate from 3.25% to 5.25%. For more information on Flag’s asset and liability management program see Management’s Discussion and Analysis of Financial Condition and Results of Operation - Market Risk Sensitivity.

Interest income – Interest income for the quarter ended June 30, 2006, was $30.8 million, an increase of $16.7 million or 118.7% compared to $14.1 million in the same quarter in 2005. The increase is primarily due to higher levels of average interest-earning assets. Increases in average interest-earning assets are a result of the merger with First Capital and continued strong internal growth. An increase in the yield on interest-earning assets also contributed to the improvement in interest income. The taxable equivalent yield on interest-earning assets increased 62 basis points to 7.81% in the quarter ended June 30, 2006, compared to 7.19% in the same quarter of 2005.

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest income and fees on loans increased $13.8 million or 111.0% to $26.2 million for the quarter ended June 30, 2006, compared to $12.4 million in the same quarter last year. Average loans outstanding, including mortgage loans held-for-sale, during the quarter ended June 30, 2006, were $1.25 billion compared to $626.7 million for the same quarter in 2005. The yield on loans in the quarter ended June 30, 2006, was 8.40%, an increase of 42 basis points from 7.98% in the same quarter last year. The increase in yield is primarily attributable to re-pricing of the adjustable rate loan portfolio as a result of the rising rate environment. Increases in interest rates during the 12 month period ended June 30, 2006, were largely offset by the inclusion of the First Capital lower yielding loan portfolio.

Interest on investment securities increased $2.8 million or 215.9%, to $4.1 million in the quarter ended June 30, 2006 from $1.3 million in the second quarter of 2005. The increase in interest income in the quarter ended June 30, 2006 was driven both by higher levels of average investment securities and an increase in the yield. In the quarter ended June 30, 2006, average investment securities increased $183.7 million or 154.5%, to $302.7 million compared to $119.0 million in the same quarter of 2005. The taxable equivalent yield on investment securities increased 98 basis points to 5.55% in the quarter ended June 30, 2006 compared to 4.57% in the same quarter of 2005. During the quarter ended June 30, 2006, $12.2 million in investment securities repaid and Flag purchased $45.2 million in investment securities with a higher average yield. In addition, in the fourth quarter of 2005, Flag initiated a repositioning of its balance sheet designed to further reduce its exposure to an anticipated continued increase in interest rates and to improve net interest margin and net interest income levels. Flag sold $67.6 million in fixed-rate investments and reinvested the proceeds in a combination of fixed-rate and variable rate investments with a higher average yield.

Interest on federal funds sold and other interest-bearing deposits in banks increased $86,000 or 26.1% in the quarter ended June 30, 2006, to $415,000 from $329,000 in the second quarter of 2005. Interest on federal funds sold and other interest-bearing deposits increased as a result of the impact of the rise in the discount rate over the past 12 months.

Interest expense – Interest expense for the quarter ended June 30, 2006, was $13.2 million, an increase of $8.4 million or 174.5% from $4.8 million in the same quarter in 2005. The increase is due to higher levels of average interest-bearing liabilities coupled with a rising interest rate environment. Increases in average interest-bearing liabilities are a result of the merger with First Capital and continued strong internal growth. In the quarter ended June 30, 2006, average interest-bearing liabilities increased $616.4 million or 86.4% to $1.33 billion from $713.1 million in the second quarter of 2005. Flag’s total cost of interest-bearing liabilities increased 128 basis points to 3.99% from 2.71% over the same period last year, compared to a 200 basis point increase in the discount rate from June 30, 2005 to June 30, 2006.

Interest expense on deposits increased $6.4 million or 146.9% to $10.8 million in the quarter ended June 30, 2006, from $4.4 million in the second quarter of 2005. The increase is due to both an increase in the average balance and cost of interest-bearing deposits. Average core deposits (noninterest-bearing, demand, money market and savings) in the quarter ended June 30, 2006, were $797.6 million, an increase of $385.8 million or 93.7%, from $411.8 million in the second quarter of 2005. Core deposits offer the Bank a lower cost source of funds. The cost of core deposits increased 49 basis points to 2.43% in the quarter ended June 30, 2006 compared to 1.94% in the same period last year. Average noninterest-bearing demand deposits increased $155.5 million or 278.6%, to $209.9 million in the quarter ended June 30, 2006 compared to $55.4 million in the same period last year. This increase in noninterest-bearing deposits was consistent with Flag’s strategic intent to increase core deposits as a lower cost source of funding. Average time deposits in the quarter ended June 30, 2006, were $552.8 million, an increase of $239.3 million or 76.3% from $313.5 million in the second quarter of 2005. The cost of time deposits increased 128 basis points to 4.33% in the quarter ended June 30, 2006 compared to 3.05% in the same period in 2005. The increase in the cost of deposits is primarily attributable to increased pricing of Flag’s deposit products as a result of the rising rate environment.

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest expense on FHLB advances and other borrowings for the quarter ended June 30, 2006, was $1.4 million, an increase of $1.2 million or 551.8%, from $218,000 for the same quarter of 2005. Average FHLB advances and other borrowings in the quarter ended June 30, 2006, were $135.8 million, an increase of $108.7 million or 400.7%, from $27.1 million in the same quarter of 2005. The increase in average FHLB advances is a result of the merger with First Capital. The cost of FHLB advances and other borrowings increased 98 basis points to 4.20% in the quarter ended June 30, 2006 from 3.22% in the same quarter of 2005. The increase in the cost of FHLB advances and other borrowings reflects the impact of the rising rate environment on the adjustable rate advances.

Interest expense on federal funds purchased and repurchase agreements for the quarter ended June 30, 2006, was $77,000, an increase of $66,000 or 600.0%, from $11,000 for the same quarter of 2005. The increase is attributable to higher levels of short-term borrowings and an increase in the cost of short-term borrowings. Average federal funds purchased and repurchase agreements in the quarter ended June 30, 2006, were $6.5 million, an increase of $4.8 million or 286.3%, from $1.7 million in the same quarter of 2005. The cost of these borrowings increased 212 basis points to 4.73% in the quarter ended June 30, 2006 from 2.61% in the same quarter of 2005. The increase in the cost is attributable to the rising rate environment.

Interest expense on junior subordinated debt was $924,000 for the quarter ended June 30, 2006, an increase of $711,000 or 333.8% from $213,000 for the same quarter of 2005. Average junior subordinated debentures increased $32.4 million or 224.2%, to $46.8 million in the quarter ended June 30, 2006 compared to $14.4 million in the same quarter of 2005. In 2005, the Company issued $25.8 million in junior subordinated debt to finance the merger with First Capital and for other general operating expenses. In addition, through its acquisition of First Capital in the fourth quarter of 2005, the Company recorded $6.6 million in junior subordinated debt. The cost of junior subordinated debentures increased 200 basis points to 7.92% in the quarter ended June 30, 2006 compared to 5.92% in the second quarter of 2005. The increase in the cost of junior subordinated debentures is attributable to the rising rate environment and the related effect on the variable rate coupons.

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table reflects the average balances, the interest income or expense and the average yield and cost of the Company’s interest-earning assets and interest-bearing liabilities during the three month periods presented (in thousands):

Consolidated Average Balance Sheets

	Three Months Ended June 30,
	2006			2005
	Average Balance	Interest Income/ Expense	Weighted Average Rate	Average Balance	Interest Income/ Expense	Weighted Average Rate
Assets:
Loans(1)	$1,254,008	$26,266	8.40%	$626,664	$12,470	7.98%
Taxable investment securities	293,190	4,012	5.49%	112,172	1,225	4.38%
Tax-exempt investment securities(1)	9,516	177	7.48%	6,791	130	7.65%
Other interest-bearing deposits in banks	9,707	174	7.19%	18,940	146	3.09%
Federal funds sold	18,148	241	5.33%	24,881	183	2.95%

Total interest-earning assets	1,584,569	$30,870	7.81%	789,448	$14,154	7.19%

Noninterest-earning assets	186,689			56,399

Total assets	$1,771,258			$845,847

Liabilities and stockholders’ equity:
Interest-bearing demand deposits	$103,630	$274	1.06%	$83,444	$199	0.96%
Money market	463,442	4,529	3.92%	251,082	1,763	2.82%
Savings deposits	20,565	35	0.68%	21,848	32	0.59%
Time deposits	552,799	5,962	4.33%	313,528	2,381	3.05%

Total interest-bearing deposits	1,140,436	10,800	3.80%	669,902	4,375	2.62%
FHLB advances and other borrowings	135,797	1,421	4.20%	27,121	218	3.22%
Federal funds purchased and repurchase agreements	6,533	77	4.73%	1,691	11	2.61%
Junior subordinated debentures	46,788	924	7.92%	14,433	213	5.92%

Total interest-bearing liabilities	1,329,554	$13,222	3.99%	713,147	$4,817	2.71%

Noninterest-bearing demand deposits	209,946			55,448
Noninterest-bearing liabilities	20,389			6,069
Stockholders’ equity	211,369			71,183

Total liabilities and stockholders’ equity	$1,771,258			$845,847

Net interest rate spread		$17,648	3.82%		$9,337	4.48%
Taxable-equivalent adjustment		109			90

Net interest income, actual		$17,539			$9,247

Net interest-earning assets/net interest margin	$255,016		4.47%	$76,301		4.74%
Interest-earning assets as a percentage of interest-bearing liabilities			119.18%			110.70%

(1)	Tax equivalent basis.

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows the change in net interest income for the three month periods presented due to changes in volumes and rates (in thousands):

Rate/Volume Variance Analysis – Taxable Equivalent Basis

	Three months ended June 30, 2006 Compared to 2005
	Volume	Rate/ Yield	Net Change
Interest income:
Loans	$13,140	$656	$13,796
Taxable investment securities	2,477	310	2,787
Tax-free investment securities	51	(4)	47
Interest-bearing deposits in banks	(166)	1 194	28
Federal funds sold	(89)	147	58

Total interest income	15,413	1,303	16,716

Interest expense:
Interest-bearing demand deposits	53	22	75
Money market	2,075	691	2,766
Savings deposits	(2)	5	3
Time deposits	2,581	1,000	3,581
FHLB advances and other borrowings	1,137	66	1,203
Federal funds purchased and repurchase agreements	57	9	66
Junior subordinated debentures	639	72	711

Total interest expense	6,540	1,865	8,405

Net interest income	$8,873	$(562)	$8,311

Noninterest income – Noninterest income for the quarter ended June 30, 2006 increased $443,000 or 17.1% to $3.0 million compared to $2.6 million in the same quarter of 2005. Traditionally service charges on deposit accounts and revenues from mortgage banking activities have been the largest components of noninterest income.

Service charges on deposit accounts totaled $801,000 for the quarter ended June 30, 2006, a slight decrease of $23,000 or 2.8%, from $824,000 in the second quarter of 2005. While deposits grew substantially over the past year, a significant amount of the growth was in higher balance accounts, including commercial accounts, which typically provide lower levels of fee income.

Mortgage banking activities include origination fees, service release premiums and the gain on the sales of mortgage loans held-for-sale. Mortgage banking activities totaled $799,000, an increase of $112,000 or 16.3%, compared to $687,000 in the second quarter of 2005. The increase in mortgage banking activities income is primarily due to a higher level of originations and gains on sales of mortgage loans held-for-sale. Originations of mortgage loans held-for-sale totaled $38.9 million and $35.3 million in the second quarter of 2006 and 2005, respectively. Gains recognized on the sales of mortgage loans increased to $490,000 for the quarter ended June 30, 2006 compared to $397,000 in the second quarter of 2005.

Payroll Solutions contributed $643,000 to noninterest income for the quarter ended June 30, 2006, an increase of $143,000 or 28.6%, compared to $500,000 for the quarter ended June 30, 2005. The increase in fees is primarily due to new business started in the period, strong client retention and an increase in the number of employees on Payroll Solutions’ clients’ payrolls.

Gain on sales of other real estate owned totaled $108,000 for the quarter ended June 30, 2006, a decrease of $23,000 or 17.6% compared to $131,000 in the second quarter of 2005.

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other income increased $193,000 or 50.0% to $579,000 for the quarter ended June 30, 2006, compared to $386,000 in the same quarter last year. The increase in other income is primarily attributable to servicing fees on SBA loans. In the quarter ended June 30, 2006, servicing fees on SBA loans totaled $152,000. The SBA loan portfolio was acquired in the merger with First Capital.

Noninterest expense – Noninterest expense for the quarter ended June 30, 2006, totaled $11.4 million, an increase of $3.0 million or 35.9%, compared to $8.4 million in the same quarter of 2005. Increases in salaries and benefits, occupancy expense, communications and postage, printing and supplies are primarily related to the increase in personnel and branches as a result of the merger with First Capital in the fourth quarter of 2005.

Salaries and employee benefits for the quarter ended June 30, 2006, totaled $6.9 million, an increase of $1.7 million or 32.4%, from $5.2 million in the second quarter of 2005. As a result of the merger with First Capital, increases in salaries and employee benefits are primarily related to additional personnel in the metro Atlanta area.

Occupancy expense for the quarter ended June 30, 2006, totaled $1.2 million, an increase of $224,000 or 22.8% from $982,000 in the second quarter of 2005. Increases in rent expense are related to the addition of the First Capital branches and loan production offices.

Professional fees were $324,000 for the quarter ended June 30, 2006, a decrease of $160,000 or 33.1%, compared to $484,000 in the same quarter of 2005. The decrease in the second quarter of 2006 is primarily due to a decline in legal fees.

Postage, printing and supplies costs for the quarter ended June 30, 2006 totaled $464,000, an increase of $233,000 or 100.9%, compared to $231,000 in the second quarter of 2005. The increase in new customer accounts added through the First Capital acquisition contributed to the increase in postage, printing and supplies.

Communication and equipment costs for the quarter ended June 30, 2006 were $781,000, an increase of $185,000 or 31.0%, from $596,000 in the second quarter of 2005. The increase is primarily a result of the additional offices acquired through the merger with First Capital.

Other noninterest expense totaled $1.75 million for the quarter ended June 30, 2006, an increase of $852,000 or 94.5%, compared to $902,000 in the same quarter of 2005. Increases in other noninterest expense are a result of the growth of the Company primarily through the merger with First Capital. Marketing expense totaled $327,000, an increase of $151,000 or 86.0%, from $176,000 in the second quarter of 2005. Marketing expense increased primarily due to increased marketing efforts in the metro Atlanta area. Other outside service fees increased in the quarter ended June 30, 2006, to $243,000, an increase of $122,000 or 100.2%, from $121,000 in the second quarter of 2005. Outside service fees include both increases in service charges paid to the Federal Reserve and safekeeping fees paid on investments. These increases are related to higher levels of transactions processed by the Federal Reserve and an increase in investments resulting from the merger with First Capital. The addition of the First Capital branches and loan production offices also added to the increase in other outside service fees generated in the quarter ended June 30, 2006. Due to higher balances of amortizable intangible assets, related to the merger with First Capital, amortization expense increased $120,000 or 533.0% to $142,000 in the quarter ended June 30, 2006 compared to $22,000 in the same quarter of 2005. In the quarter ended June 30, 2006, travel and entertainment increased $198,000 or 161.4%, to $320,000 compared to $122,000 in the same quarter of 2005. The increase is primarily due to Flag’s focus on growing it presence in the metro Atlanta market.

Income taxes – Income tax expense for the quarter ended June 30, 2006, totaled $3.2 million compared to $1.1 million for the same quarter of 2005. Flag’s effective tax rate increased to 35.8% in the quarter ended June 30, 2006, compared to 32.5% in the same quarter of 2005. Flag’s increase in the effective tax rate is due to the higher level of earnings and less relative levels of tax exempt income.

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Six Month Periods Ended June 30, 2006 and 2005

Net income – Net income for the six months ended June 30, 2006, was $11.2 million or $0.64 per diluted share compared to net income of $4.1 million or $0.45 per diluted share for the same period in 2005. Return on average assets was 1.28% and 0.99% for the six months ended June 30, 2006 and 2005, respectively, while return on average equity was 10.68% and 11.74% for the same periods. The increase in earnings reflects the successful integration of First Capital, the continued performance of Flag’s lending programs and the continued growth in core deposits.

Net interest income – Net interest income for the six months ended June 30, 2006, was $33.9 million, an increase of $16.1 million or 90.0% from $17.8 million for the first six months of 2005. Flag’s net interest margin (net interest income on a taxable-equivalent basis divided by average interest-earning assets) decreased 25 basis points to 4.40% from 4.65% on average interest-earning assets of $1.56 billion and $781.0 million for the six months ended June 30, 2006 and 2005, respectively. The inclusion of First Capital’s loan portfolio caused a decline in the yield on interest-earning assets, which was in part mitigated by the increase in interest rates during the last six months of 2005 and in the first six months of 2006. Flag’s balance sheet is considered asset sensitive when its assets (loans and securities) reprice faster or to a greater extent than liabilities (deposits and borrowings). An asset-sensitive balance sheet will produce more net interest income when interest rates rise and less net interest income when interest rates decline. The Federal Reserve has increased the discount rate eight times since June 2005, increasing the rate from 3.25% to 5.25%. For more information on Flag’s asset and liability management program see Management’s Discussion and Analysis of Financial Condition and Results of Operation - Market Risk Sensitivity.

Interest income – Interest income for the six months ended June 30, 2006, was $59.0 million, an increase of $32.1 million or 119.9% compared to $26.9 million in the same period in 2005. The increase is primarily due to higher levels of average interest-earning assets. Increases in average interest-earning assets are a result of the merger with First Capital and continued strong internal growth. An increase in the yield on interest-earning assets also contributed to the improvement in interest income. The taxable equivalent yield on interest-earning assets increased 66 basis points to 7.64% in the six months ended June 30, 2006, compared to 6.98% in the same period of 2005.

Interest income and fees on loans increased $26.6 million or 111.4% to $50.4 million for the six months ended June 30, 2006, compared to $23.8 million in the same period last year. Average loans outstanding, including mortgage loans held-for-sale, during the six months ended June 30, 2006, were $1.25 billion compared to $618.5 million for the first six months of 2005. The yield on loans in the six months ended June 30, 2006, was 8.16% and increase of 36 basis points from 7.80% in the same period last year. The increase in yield is primarily attributable to re-pricing of the adjustable rate loan portfolio as a result of the rising rate environment. Increases in interest rates during the 12 month period ended June 30, 2006, were largely offset by the inclusion of the First Capital lower yielding loan portfolio.

Interest income on investment securities increased $5.4 million or 226.0% to $7.8 million for the six months ended June 30, 2006, from $2.4 million for the same period in 2005. The increase is the result of an increase in the average balance of investment securities coupled with an increase in the yield. The average balance of investment securities increased to $282.3 million in the six months ended June 30, 2006, from $116.8 million in the first six months of 2005. The yield on investment securities increased 135 basis points to 5.63% in the six months ended June 30, 2006, from 4.28% in the same period in 2005. During the six months ended June 30, 2006, $23.2 million in investment securities repaid and Flag purchased $95.2 million in investment securities with a higher average yield. In addition, in the fourth quarter of 2005, Flag initiated a repositioning of its balance sheet designed to further reduce its exposure to an anticipated continued increase in interest rates and to improve net interest margin and net interest income levels. Flag sold $67.6 million in fixed-rate investments and reinvested the proceeds in a combination of fixed-rate and variable rate investments with a higher average yield.

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest on federal funds sold and other interest-bearing deposits in banks increased $245,000 or 38.9% in the six months ended June 30, 2006, to $875,000 from $630,000 in the first six months of 2005. The yield on federal funds sold and other interest-bearing deposits increased 243 basis points to 5.21% from 2.78% during the six months ended June 30, 2006, compared to 2005. Interest on federal funds sold and other interest-bearing deposits increased as a result of the impact of the rise in the discount rate over the past 12 months.

Interest expense – Interest expense for the six months ended June 30, 2006, was $25.2 million, an increase of $16.2 million or 178.9% from $9.0 million in the same period in 2005. The increase is due to higher levels of average interest-bearing liabilities coupled with a rising interest rate environment. Increases in average interest-bearing liabilities are a result of the merger with First Capital and continued strong internal growth. In the six months ended June 30, 2006, average interest-bearing liabilities increased $606.6 million or 85.9% to $1.31 billion from $706.4 million in the first six months of 2005. Flag’s total cost of interest-bearing liabilities increased 129 basis points to 3.87% from 2.58% over the same period last year, compared to a 200 basis point increase in the discount rate from June 30, 2005 to June 30, 2006.

Interest expense on deposits increased $12.2 million or 148.3% to $20.4 million in the six months ended June 30, 2006, from $8.2 million in the same period in 2005. The increase is due to both an increase in the average balance and cost of interest-bearing deposits. Average core deposits (noninterest-bearing, demand, money market and savings) in the six months ended June 30, 2006, were $780.0 million, an increase of $370.0 million or 90.3%, from $410.0 million in the first six months of 2005. Core deposits offer the Bank a lower cost source of funds. The cost of core deposits increased 48 basis points to 2.29% in the six months ended June 30, 2006 compared to 1.81% in the same period last year. Average noninterest-bearing demand deposits increased $152.4 million or 280.2%, to $206.8 million in the six months ended June 30, 2006 compared to $54.4 million in the same period last year. This significant increase in noninterest-bearing deposits was consistent with Flag’s strategic intent to increase core deposits as a lower cost source of funding. Average time deposits in the six months ended June 30, 2006, were $553.8 million, an increase of $247.1 million or 80.6% from $306.7 million in the six months ended June 30, 2005. The cost of time deposits increased 121 basis points to 4.18% in the six months ended June 30, 2006 compared to 2.97% in the same period in 2005. The increase in the cost of deposits is primarily attributable to increased pricing of Flag’s deposit products as a result of the rising rate environment.

Interest expense on FHLB advances and other borrowings for the six months ended June 30, 2006, was $3.0 million, an increase of $2.6 million or 645.3%, from $402,000 for the same period of 2005. Average FHLB advances and other borrowings in the six months ended June 30, 2006, were $134.3 million, an increase of $106.7 million or 386.1%, from $27.6 million in the same period in 2005. The increase in average FHLB advances is a result of the merger with First Capital. The cost on FHLB advances and other borrowings increased 157 basis points to 4.50% in the six months ended June 30, 2006 from 2.93% in the same period of 2005. The increase in the cost of FHLB advances and other borrowings reflects the impact of the rising rate environment on the adjustable rate advances.

Interest expense on federal funds purchased and repurchase agreements for the six months ended June 30, 2006, was $103,000, an increase of $84,000 or 442.1%, from $19,000 for the same period of 2005. The increase is attributable to higher short-term borrowings and an increase in the cost of short-term borrowings. Average federal funds purchased and repurchase agreements in the six months ended June 30, 2006, were $4.9 million, an increase of $2.9 million or 143.5%, from $2.0 million in the same period in 2005. The cost of these borrowings increased 233 basis points to 4.23% in the six months ended June 30, 2006 from 1.90% in the same period of 2005. The increase in the cost is attributable to the rising rate environment.

Interest expense on junior subordinated debt was $1.7 million for the six months ended June 30, 2006, an increase of $1.3 million or 323.0% from $405,000 for the same period of 2005. Average junior subordinated debentures increased $32.4 million or 224.2%, to $46.8 million in the six months ended June 30, 2006

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

compared to $14.4 million in the same period of 2005. In 2005, the Company issued $25.8 million in junior subordinated debt to finance the merger with First Capital and for other general operating expenses. In addition, through its acquisition of First Capital in the fourth quarter of 2005, the Company recorded $6.6 million in junior subordinated debt. The cost of junior subordinated debentures increased 172 basis points to 7.38% in the six months ended June 30, 2006, compared to 5.66% in the same period of 2005. The increase in the cost of junior subordinated debentures is attributable to the rising rate environment and the related effect on the variable rate coupons.

The following tables reflect the average balances, the interest income or expense and the average yield and cost of the Company’s interest-earning assets and interest-bearing liabilities during the six month periods presented (in thousands):

Consolidated Average Balance Sheets

	Six Months Ended June 30,
	2006			2005
	Average Balance	Interest Income/ Expense	Weighted Average Rate	Average Balance	Interest Income/ Expense	Weighted Average Rate
Assets:
Loans(1)	$1,246,962	$50,484	8.16%	$618,473	$23,922	7.80%
Taxable investment securities	274,038	7,558	5.56%	110,031	2,221	4.07%
Tax-exempt investment securities(1)	8,280	326	7.93%	6,818	258	7.63%
Other interest-bearing deposits in banks	9,717	249	5.17%	18,919	273	2.91%
Federal funds sold	24,174	626	5.22%	26,734	357	2.69%

Total interest-earning assets	1,563,171	$59,243	7.64%	780,975	$27,031	6.98%

Noninterest-earning assets	185,226			56,999

Total assets	$1,748,397			$837,974

Liabilities and stockholders’ equity:
Interest-bearing demand deposits	$106,470	$563	1.07%	$88,870	$473	1.07%
Money market	446,296	8,237	3.72%	244,956	3,151	2.59%
Savings deposits	20,433	67	0.66%	21,765	63	0.58%
Time deposits	553,769	11,489	4.18%	306,704	4,512	2.97%

Total interest-bearing deposits	1,126,968	20,356	3.64%	662,295	8,199	2.50%
FHLB advances and other borrowings	134,307	2,996	4.50%	27,629	402	2.93%
Federal funds purchased and repurchase agreements	4,913	103	4.23%	2,018	19	1.90%
Junior subordinated debentures	46,789	1,713	7.38%	14,433	405	5.66%

Total interest-bearing liabilities	1,312,977	$25,168	3.87%	706,375	$9,025	2.58%

Noninterest-bearing demand deposits	206,823			54,396
Noninterest-bearing liabilities	19,054			6,779
Stockholders’ equity	209,543			70,424

Total liabilities and stockholders’ equity	$1,748,397			$837,974

Net interest rate spread		$34,075	3.77%		$18,006	4.40%
Taxable-equivalent adjustment		210			180

Net interest income, actual		$33,865			$17,826

Net interest-earning assets/net interest margin	$250,194		4.40%	$74,600		4.65%
Interest-earning assets as a percentage of interest-bearing liabilities			119.06%			110.56%

(1)	Tax equivalent basis.

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows the change in net interest income for the six month periods presented due to changes in volumes and rates (in thousands):

Rate/Volume Variance Analysis – Taxable Equivalent Basis

	Six months ended June 30,
	2006 Compared to 2005
	Volume	Rate/ Yield	Net Change
Interest income:
Loans	$25,445	1,117	26,562
Taxable investment securities	4,523	814	5,337
Tax-free investment securities	58	10	68
Interest-bearing deposits in banks	(236)	2 212	(24)
Federal funds sold	(66)	335	269

Total interest income	29,724	2,488	32,212

Interest expense:
Interest-bearing demand deposits	93	(3)	90
Money market	3,716	1,370	5,086
Savings deposits	(4)	8	4
Time deposits	5,126	1,851	6,977
FHLB advances and other borrowings	2,380	214	2,594
Federal funds purchased and repurchase agreements	61	23	84
Junior subordinated debentures	1,185	123	1,308

Total interest expense	12,556	3,587	16,143

Net interest income	$17,168	(1,099)	16,069

Noninterest income – Noninterest income for the six months ended June 30, 2006, increased $1.2 million or 22.6% to $6.4 million from $5.2 million in the first six months of 2005. Traditionally service charges on deposit accounts and revenues from mortgage banking activities have been the largest components of noninterest income.

Service charges on deposit accounts decreased to $1.5 million for the six months ended June 30, 2006, a decrease of $56,000 or 3.6%, from $1.6 million in the first six months of 2005. While deposits grew substantially over the past year, a significant amount of the growth was in higher balance accounts, including commercial accounts, which typically provide lower levels of fee income.

Mortgage banking activities include origination fees, service release premiums and the gain on the sales of mortgage loans held-for-sale. Mortgage banking activities totaled $1.7 million, an increase of $431,000 or 34.0%, compared to $1.3 million in the first six months of 2005. The increase in mortgage banking activities income is primarily due to a higher level of originations and gains on sales of mortgage loans held-for-sale. Originations of mortgage loans held-for-sale totaled $76.7 million and $63.7 million for the six months ended June 30, 2006 and 2005, respectively. Gains recognized on the sales of mortgage loans increased to $1.1 million for the six months ended June 30, 2006 compared to $759,000 in the same period in 2005.

Payroll Solutions contributed $1.4 million to noninterest income for the six months ended June 30, 2006, an increase of $336,000 or 31.1%, compared to $1.1 million for the six months ended June 30, 2005. The increase in fees is primarily due to new business started in the period, strong client retention and an increase in the number of employees on Payroll Solutions’ clients’ payrolls.

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the six months ended June 30, 2006, gain on the sales of other real estate owned totaled $139,000 compared to $222,000 in the same period last year. For the six months ended June 30, 2006, there were no gains or losses on sales of securities, compared to $129,000 in the same period last year.

Other noninterest income increased $603,000 or 76.2% to $1.4 million in the six months ended June 30, 2006, compared to $791,000 in the same period last year. In the six months ended June 30, 2006, servicing fees on SBA loans totaled $304,000. Servicing fees on SBA loans were generated by the SBA loan portfolio acquired in the merger with First Capital. In the first quarter of 2006, Flag sold its office in Columbus, Georgia and recognized a pre-tax gain on the sale totaling $219,000. For the six months ended June 30, 2006, total gains on the sales of fixed assets were $221,000 compared to gains recognized of $26,000 in the same period of 2005.

Noninterest expense – Noninterest expense for the six months ended June 30, 2006, totaled $22.3 million, an increase of $5.7 million or 34.5%, compared to $16.5 million in the same period of 2005. Increases in salaries and benefits, occupancy expense, communications and postage, printing and supplies are primarily related to the increase in personnel and branches as a result of the merger with First Capital in the fourth quarter of 2005.

Salaries and employee benefits totaled $13.4 million, an increase of $3.2 million or 31.5%, from $10.2 million in the first six months of 2005. As a result of the merger with First Capital, increases in salaries and employees benefits are primarily related to additional personnel in the metro Atlanta area.

Occupancy expense for the six months ended June 30, 2006, totaled $2.4 million, an increase of $465,000 or 24.0% from $1.9 million in the first six months of 2005. Increases in rent expense are related to the addition of the First Capital branches and loan production offices.

Professional fees were $734,000 million for the six months ended June 30, 2005, a decrease of $299,000 or 28.9%, compared to $1.0 million in the same period of 2005. The decrease in the six months ended June 30, 2006, is primarily due to a decline in the amount of expenses related to continued compliance with the Sarbanes-Oxley Act and a decrease in legal fees.

Postage, printing and supplies costs for the six months ended June 30, 2006 totaled $875,000, an increase of $398,000 or 83.4%, compared to $477,000 in the second quarter of 2005. The increase in new customer accounts added through the First Capital acquisition contributed to the increase in postage, printing and supplies.

Communication and equipment costs for the six months ended June 30, 2006, were $1.5 million, an increase of $388,000 or 35.0%, from $1.1 million in the same quarter of 2005. The increase is primarily a result of the additional offices acquired through the merger with First Capital.

Other noninterest expense totaled $3.3 million for the six months ended June 30, 2006, an increase of $1.5 million or 87.2%, compared to $1.8 million in the same period of 2005. Increases in other noninterest expense are a result of the growth of the Company primarily through the merger with First Capital. Marketing expense totaled $618,000, an increase of $305,000 or 97.5%, from $313,000 in the first six months of 2005. Marketing expense increased primarily due to increased marketing efforts in the metro Atlanta area. Other outside service fees increased in the six months ended June 30, 2006, to $513,000, an increase of $275,000 or 115.5%, from $238,000 in the same period of 2005. Outside service fees include both increases in service charges paid to the Federal Reserve and safekeeping fees paid on investments. These increases are primarily related to higher levels of transactions processed by the Federal Reserve and an increase in investments resulting from the merger with First Capital. The addition of the First Capital branches and loan production offices also added to the increase in other outside service fees generated in the six months ended June 30, 2006. Due to higher balances of amortizable intangible assets, related to the merger with First Capital, amortization

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

expense increased to $285,000, an increase of $240,000 or 533.0% in the six months ended June 30, 2006 compared to $45,000 in the same period last year. In the six months ended June 30, 2006, travel and entertainment increased $303,000 or 136.1%, to $525,000 compared to $222,000 in the same quarter in 2005. The increase is primarily due to Flag’s focus on growing it presence in the metro Atlanta market.

Income taxes – Income tax expense for the six months ended June 30, 2006, totaled $6.2 million compared to $2.0 million for the same period of 2005. Flag’s effective tax rate increased to 35.8% in the six months ended June 30, 2006, compared to 32.3% in the same period of 2005. Flag’s increase in the effective tax rate is due to the higher level of earnings and less relative levels of tax exempt income.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2006, there were no substantial changes in the composition of Flag’s market-sensitive assets and liabilities or their related market values from those reported as of December 31, 2005. The foregoing disclosures related to the market risk of Flag should be read in conjunction with Flag’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2005, included in Flag’s 2005 Annual Report on Form 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this report, Flag carried out an evaluation, under the supervision and with the participation of Flag’s management, including Flag’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Flag’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, Flag’s Chief Executive Officer and Chief Financial Officer concluded that Flag’s disclosure controls and procedures are effective in timely alerting them to material information relating to Flag (including its consolidated subsidiary) that is required to be included in Flag’s periodic filings with the Securities and Exchange Commission. There have been no changes in Flag’s internal controls or, to Flag’s knowledge, in other factors during the quarter covered by this report that have materially affected, or are reasonable likely to materially affect, Flag’s internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the quarter ended June 30, 2006 (in thousands):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part Of Publicly Announced Plans Or Programs (1)	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through
April 30, 2006	—	—	1,551	549

May 1 through
May 31, 2006	—	—	1,551	549

June 1 through
June 30, 2006	—	—	1,551	549

Total			1,551	549

(1)	On March 19, 2004, Flag Financial Corporation announced a stock repurchase plan. The Company’s Board of Directors authorized the repurchase of up to 10% of the Company’s outstanding shares of common stock. No expiration date was specified, and no shares were repurchased under the plan during the quarter ended June 30, 2006. As of June 30, 2006, the Company has repurchased 304,000 shares at an aggregate cost of $3.9 million.

Item 3. Defaults upon Senior Securities – None

Part II. Other Information

Flag Financial Corporation and Subsidiary

Item 4. Submission of Matters to a Vote of Security Holders

The 2006 Annual Meeting of Shareholders was held on June 7, 2006. Directors submitted four proposals to be voted upon by shareholders: (i) the election of directors; (ii) the amendment to the Articles of Incorporation increasing the authorized number of shares of common stock; (iii) the ratification of the Board of Directors’ appointment of Porter Keadle Moore LLP to serve as independent accountants of the Company for the fiscal year ending December 31, 2006; and (iv) the approval and ratification of warrant modifications.

The following are the results of the votes cast by shareholders present at the 2006 annual meeting of shareholders, by proxy or in person:

The shareholders approved the election of the following directors to serve until the Annual Meeting as indicated by the term expiration in the table below:

	Term expiration	For	Withhold
Richard T. Smith	2007	12,825,211	292,782
David R. Hink	2008	12,719,271	398,722
William H. Anderson, II	2009	12,721,671	396,322
H. Speer Burdette, III	2009	12,694,616	423,376
J. Thomas Wiley, Jr.	2009	12,788,176	329,817
H. N. Padget	2009	12,815,981	302,012

The shareholders approved the Amendment to the Articles of Incorporation to increase the number of authorized shares of common stock from 20,000,000 to 40,000,000 with 12,356,581 shares voting for, 747,925 shares voting against and 13,486 abstaining from voting.

The shareholders ratified the appointment of Porter Keadle Moore LLP as independent accountants of the Company for the fiscal year ending December 31, 2006 with 13,106,148 shares voting for, 5,626 shares voting against and 6,217 abstaining from voting.

The shareholders approved and ratified the warrant modifications to certain warrants to purchase Flag common stock with 8,222,545 voting for, 1,565,336 voting against, 32,711 abstaining from voting and 3,297,400 broker nonvotes.

Item 5. Other Information

Item 6. Exhibits

(a) Exhibits

3.1(i)(a)	Articles of Incorporation of the Company, as amended

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

32.1	Section 906 Certification by Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Flag Financial Corporation

/s/ Joseph W. Evans
Joseph W. Evans
Chief Executive Officer

August 8, 2006

/s/ J. Daniel Speight
J. Daniel Speight
Chief Financial Officer

August 8, 2006