Form 10-Q
period 2006-09-30
FLAG FINANCIAL CORP
filed 2006-11-08
CIK 897509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Common stock, par value $1 per share: 17,009,478 shares outstanding as of November 2, 2006

Flag Financial Corporation and Subsidiary

Part I. Financial Information

Item 1. Financial Statements

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2006	December 31, 2005	September 30, 2005
	(unaudited)	(audited)	(unaudited)
Assets
Cash and due from banks	$41,636	$45,506	$16,101
Other interest-bearing deposits in banks	159	23,184	5,946
Federal funds sold	—	2,085	24,578

Total cash and cash equivalents	41,795	70,775	46,625

Other interest-bearing deposits	349	4,698	4,000
Investment securities available-for-sale	294,605	228,442	99,878
Other investments	17,245	18,762	12,332
Mortgage loans held-for-sale	7,710	11,665	10,401
Loans, net of allowance for loan losses of $17,237, $16,779 and $9,511, respectively	1,249,140	1,205,046	691,488
Premises and equipment, net	14,668	13,985	13,458
Intangible assets	114,814	115,034	20,986
Other assets	35,816	34,454	19,957

Total assets	$1,776,142	$1,702,861	$919,125

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing deposits	$197,047	$172,725	$57,372
Interest-bearing demand deposits	104,940	127,976	77,685
Money market	443,849	404,488	270,286
Savings	17,762	19,450	20,697
Time	586,986	559,313	358,766

Total deposits	1,350,584	1,283,952	784,806

Advances from Federal Home Loan Bank	130,291	143,469	25,000
Federal funds purchased and repurchase agreements	9,819	4,142	1,420
Junior subordinated debentures	46,785	46,791	24,743
Other liabilities	19,996	19,707	8,504

Total liabilities	1,557,475	1,498,061	844,473

Preferred stock, 10,000,000 shares authorized, none issued and outstanding	—	—	—
Common stock , $1 par value, 40,000,000 shares authorized, 18,598,909, 18,425,034 and 10,097,272 shares issued at September 30, 2006, December 31, 2005 and September 30, 2005, respectively	18,599	18,425	10,097
Additional paid-in capital	150,145	148,062	28,296
Retained earnings	64,579	51,692	49,875
Accumulated other comprehensive (loss) income	(134)	125	(112)
Less: Treasury stock at cost; 1,589,431 shares at September 30, 2006, and 1,551,186 at December 31, 2005 and September 30, 2005	(14,522)	(13,504)	(13,504)

Total stockholders' equity	218,667	204,800	74,652

Total liabilities and stockholders' equity	$1,776,142	$1,702,861	$919,125

See accompanying notes to unaudited consolidated financial statements.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)
Interest income:
Interest and fees on loans	$27,232	$14,279	$77,631	$38,120
Interest on investment securities	4,209	1,339	11,968	3,719
Interest on federal funds sold and other interest-bearing deposits	118	315	993	945

Total interest income	31,559	15,933	90,592	42,784

Interest expense:
Interest on deposits:
Demand	271	209	834	682
Money market	4,797	2,130	13,034	5,281
Savings	33	35	100	98
Time	7,068	2,857	18,557	7,369
Interest on other borrowings	2,769	586	7,581	1,412

Total interest expense	14,938	5,817	40,106	14,842

Net interest income before provision for loan losses	16,621	10,116	50,486	27,942
Provision for loan losses	—	375	550	750

Net interest income after provision for loan losses	16,621	9,741	49,936	27,192

Noninterest income:
Service charges on deposit accounts	798	855	2,315	2,428
Mortgage banking activities	770	890	2,468	2,157
Payroll services fees	673	542	2,089	1,622
Insurance commissions and brokerage fees	72	66	275	198
(Loss) gain on sales of other real estate owned	(4)	336	135	558
Gain on sales of investment securities available-for-sale	—	—	—	129
Other	482	345	1,876	1,136

Total noninterest income	2,791	3,034	9,158	8,228

Noninterest expense:
Salaries and employee benefits	7,324	5,539	20,767	15,759
Occupancy	1,156	977	3,559	2,915
Professional fees	110	429	844	1,462
Postage, printing and supplies	505	257	1,380	734
Communications	678	539	2,175	1,648
Merger-related charges	359	—	359	—
Other	1,740	1,114	5,039	2,876

Total noninterest expense	11,872	8,855	34,123	25,394

Earnings before provision for income taxes	7,540	3,920	24,971	10,026
Provision for income taxes	2,762	1,283	9,001	3,256

Net earnings	$4,778	$2,637	$15,970	$6,770

Basic earnings per share	$0.28	$0.31	$0.94	$0.79

Diluted earnings per share	$0.27	$0.28	$0.90	$0.73

See accompanying notes to unaudited consolidated financial statements.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)
Net earnings	$4,778	$2,637	$15,970	$6,770
Other comprehensive income, net of tax:
Unrealized gains (losses) on investment securities available-for-sale:
Unrealized gains (losses) arising during the period, net of income tax (benefit) of $1,332, $165, $(256) and $7, respectively	2,174	270	(418)	11
Reclassification adjustment for gains included in net earnings, net of income tax of $0, $0, $0 and $49, respectively	—	—	—	(80)
Unrealized gains (losses) on cash flow hedges, net of income tax (benefit) of $56, $(80), $97 and $(61), respectively	91	(131)	159	(99)

Other comprehensive income (loss)	2,265	139	(259)	(168)

Comprehensive income	$7,043	$2,776	$15,711	$6,602

See accompanying notes to unaudited consolidated financial statements.

FLAG FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$15,970	$6,770
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and accretion	1,493	1,484
Provision for loan losses	550	750
Stock-based compensation	413	—
Gain on sales of investment securities available-for-sale	—	(129)
Gain on sales of loans	(1,538)	(1,249)
Gain on disposals of premises and equipment	(223)	(23)
Gain on sales of other real estate owned	(135)	(558)
Change in:
Mortgage loans held-for-sale	5,493	1,536
Other assets and liabilities	(2,681)	(2,348)

Net cash provided by operating activities	19,342	6,233

Cash flows from investing activities:
Net change in other interest-bearing deposits in banks	4,349	1,473
Proceeds from sales, calls and maturities of investment securities available-for-sale	27,864	81,449
Purchases of investment securities available-for-sale	(93,164)	(70,118)
Purchases of other investments	(1,988)	(242)
Proceeds from sales of other investments	2,758	1,071
Net change in loans	(44,626)	(98,629)
Proceeds from sale of other real estate owned	1,176	3,277
Proceeds from sale of premises and equipment	530	871
Purchases of premises and equipment	(2,356)	(1,013)

Net cash used in investing activities	(105,457)	(81,861)

Cash flows from financing activities:
Net change in deposits	66,632	77,959
Change in federal funds purchased and repurchase agreements	5,677	(875)
Change in other borrowings	—	(4,300)
Proceeds from FHLB advances	60,000	—
Payments of FHLB advances	(73,000)	—
Principal reduction of ESOP note payable	240	—
Proceeds from issuance of junior subordinated debt	—	10,310
Proceeds from exercise of stock options	648	385
Cash dividends paid	(3,062)	(1,542)

Net cash provided by financing activities	57,135	81,937

Net change in cash and cash equivalents	(28,980)	6,309
Cash and cash equivalents at beginning of period	70,775	40,316

Cash and cash equivalents at end of period	$41,795	$46,625

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

Note 2. Mergers and Acquisitions

On August 9, 2006, Flag Financial Corporation and RBC Centura Banks, Inc. (“RBC”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which RBC will acquire Flag (the “Merger”). Under the terms of the Merger Agreement, upon the closing of the transaction, each outstanding share of Flag common stock will be converted into cash in the amount of $25.50 per share.

The Merger has been approved by the boards of directors of both Flag and RBC and is subject to the approval of the shareholders of Flag. In addition to shareholder approval, the Merger is subject to customary regulatory approvals in the United States and in Canada including approval by the Board of Governors of the Federal Reserve System. The Merger Agreement also includes customary representations, warranties, covenants and other closing conditions of both parties. Flag and RBC expect the Merger to close prior to the end of 2006. For the third quarter and nine months ended September 30, 2006, merger-related charges totaling $359,000 were incurred in connection with the impending merger with RBC and were primarily for investment banking, legal and other professional charges.

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

In conjunction with the merger, Flag accrued certain merger related expenses related to severance and personnel related charges, professional fees, contract termination costs, systems conversion and related charges. The severance and personnel related costs include severance, employee retention, payments related to change in control provisions of employment contracts and other costs associated with employee termination. Professional fees include investment bankers, legal and accounting fees. Contract termination costs include amounts owed to service providers as a result of early termination of service contracts. Systems conversion and related charges include charges necessary to convert the operations of acquired branches. At September 30, 2006, accrued merger costs of $429,000 remained unpaid.

Flag Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements

The following table presents a summary of merger accrual activity for 2006 (in thousands):

	Accrued at December 31, 2005	Utilized	Reversed(1)	Balance at September 30, 2006
Severance and personnel related charges	$1,507	$(1,028)	$(50)	$429
Professional fees	3	(3)	—	—
Systems conversion and related charges	28	(28)	—	—

Total	$1,538	$(1,059)	$(50)	$429

(1)	Reversal of merger accrual is a result of lower actual severance and personnel related charges than originally estimated.

Note 3. Net Earnings Per Common Share

Net earnings per common share are based on the weighted average number of common shares outstanding during each period. The calculation of basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic earnings per share:
Net earnings	$4,778	$2,637	$15,970	$6,770

Weighted average common shares outstanding	17,003	8,546	16,939	8,533

Basic earnings per share	$0.28	$0.31	$0.94	$0.79

Diluted earnings per share:
Net earnings	$4,778	$2,637	$15,970	$6,770

Weighted average common shares outstanding	17,003	8,546	16,939	8,533
Effect of stock options and warrants	845	729	758	710

Total weighted average common shares and common stock equivalents	17,848	9,275	17,697	9,243

Diluted earnings per share	$0.27	$0.28	$0.90	$0.73

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

Flag Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements

Note 4. Stock-based Compensation, continued

Flag adopted SFAS 123(R) using the modified prospective application; accordingly, the financial statements for periods prior to January 1, 2006, will not include compensation cost calculated under the fair value method. Under the modified prospective application, SFAS 123(R) applies to new awards and to awards modified, repurchased or cancelled after the effective date. SFAS 123(R) also applies to awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123, Accounting For Stock-Based Compensation, were in effect for expense recognition purposes. The substance of the revised statement is to require companies to record as an expense amortization of the fair market value of stock options determined as of the grant date. The offsetting credit is to additional paid-in capital unless there is an obligation to buy back the stock or exchange other assets for the stock. If such an obligation exists the offsetting credit would be to a liability account. For the quarter ended September 30, 2006, Flag recognized $148,000 in share-based compensation costs or $0.01 per basic and diluted share. For the nine months ended September 30, 2006, Flag recognized $413,000 in share-based compensation costs or $0.02 per basic and diluted share. As of September 30, 2006, all of Flag’s unvested stock options are tax qualifying and no income tax benefits were recognized relating to the compensation expense.

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

The following table illustrates the effect on net earnings and earnings per share if Flag had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the quarter and nine months ended September 30, 2005 (in thousands, except per share amounts):

	Three months ended 2005	Nine months ended 2005
Net earnings as reported	$2,637	$6,770
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(45)	(135)

Pro forma net earnings	$2,592	$6,635

Basic earnings per share:
As reported	$0.31	$0.79
Pro forma	$0.30	$0.78

Diluted earnings per share:
As reported	$0.28	$0.73
Pro forma	$0.28	$0.72

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

Flag Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements

Note 4. Stock-based Compensation, continued

In connection with the Company’s 2002 private placement of common stock and warrants, warrants were issued for the purchases of common stock for $1 per warrant. The warrants allow each holder to purchase one additional share of common stock for each share purchased in connection with the private placement and were issued as of the date of issuance of common stock sold in the private placement. There are 24,000 warrants issued, but not exercised at September 30, 2006. The warrants are exercisable for a period of ten years following the 2002 issuance at prices of $9.10 per share.

First Capital had stock option plans for key employees with similar provision as Flag’s plan. Options under First Capital’s acquired plans were converted at the exchange ratio effective for common shares of 1.6 per share. No options are available for grant under the acquired plans.

A summary of activity in the warrants and stock option plans is presented below.

	Shares	Weighted Average Price Per Share
Outstanding, at December 31, 2005	1,746,656	$10.59
Granted during the year	41,500	18.05
Cancelled during the year	(28,313)	13.16
Exercised during the year	(180,200)	6.84

Outstanding, at September 30, 2006	1,579,643	$11.17

A summary of options and warrants outstanding as of September 30, 2006 is presented below:

Options and Warrants Outstanding	Range of Price per Share	Weighted Average Price Per Share	Years Remaining	Options and Warrants Currently Exercisable	Weighted Average Price Per Share
294,431	$4.45 – 6.75	$5.98	3	294,431	$5.98
443,956	6.76 – 10.00	8.21	4	443,956	8.21
841,256	10.01 – 19.31	14.54	7	593,396	14.29

1,579,643	$4.45 – 19.31	$11.17	6	1,331,783	$10.42

During the first nine months of 2006 and 2005 the fair value of each option was estimated on the date of grant using the Black-Scholes options-pricing model. The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the Company’s common stock based upon prior years trading history. The expected term of the options is based upon the average life of previously issued stock options. The expected dividend yield is based upon current yield on date of grant.

Flag Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements

Note 4. Stock-based Compensation, continued

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees in the quarters presented.

	Nine Months Ended September 30,
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

As of September 30, 2006, there was $667,000 in total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted average period of 9.0 months. At the closing of the merger with RCB, all nonvested share-based compensation arrangements granted under the plans will automatically vest and Flag will recognize the remaining unrecognized compensation costs.

Note 5. Recent Accounting Pronouncements

In addition to the adoption of SFAS No. 123(R) in the first quarter of 2006, the following are other recent accounting pronouncements affecting Flag.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB”) No. 108, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 was effective as of the issuance date, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. Flag is in the process of assessing the impact of SAB No. 108 on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements required under other accounting pronouncements that require or permit fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. Flag is in the process of assessing the impact of SFAS No. 157 on its financial position and results of operations.

Flag Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements

Note 5. Recent Accounting Pronouncements, continued

In July 2006, the FASB issued FASB Interpretation Number (“FIN”) 48, Accounting for Uncertainty in Income Taxes. This interpretation provides a two-step approach for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return and may result in companies revising their threshold for recognition of tax benefits that have some degree of uncertainty. FIN 48, which interprets SFAS No. 109, Accounting for Income Taxes, also addresses the accrual of any interest and penalties related to tax uncertainties and requires additional tax related disclosures. FIN 48 is effective beginning January 1, 2007 for calendar year companies. Flag is in the process of assessing the impact of this interpretation on its financial position and results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS No. 133 and 140. This statement provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with the requirements of SFAS No. 133. Entities can make an irrevocable election to measure such hybrid financial instruments at fair value in its entirety, with subsequent changes in fair value recognized in earnings. This election can be made on and instrument-by-instrument basis. The effective date of this standard is for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material impact on Flag’s financial position, results of operations or disclosures.

In November 2005, the FASB issued FSP Nos. FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in the FSP amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The new disclosure requirements of FSP Nos. FAS 115-1 and 124-1 are effective for reporting periods beginning after December 15, 2005. During the quarter and nine month period ended September 30, 2006, the Company did not experience any other-than-temporary impairment.

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

Overview

The Company’s net income for the quarter ended September 30, 2006 totaled $4.8 million, an increase of 81.2% compared to $2.6 million in the same quarter in 2005. Diluted earnings per share were $0.27 for the quarter ended September 30, 2006 compared to $0.28 per diluted share in the same quarter of 2005. Net income for the nine months ended September 30, 2006 totaled $16.0 million, an increase of 135.9% compared to $6.8 million in the same period in 2005. Diluted earnings per share were $0.90 for the nine months ended September 30, 2006, a 23.3% increase compared to $0.73 in the same period of 2005. With assets totaling $1.78 billion, Flag Financial is the largest community banking company headquartered in metro Atlanta.

Total revenue was $19.4 million and $59.1 million for the quarter and nine months ended September 30, 2006, respectively. This represented increases of 52.0% and 66.8% over the same periods in 2005. Revenue growth is a result of both the acquisition and integration of First Capital Bank into Flag Bank and by strong internal growth. The successful integration of First Capital is reflected in the Company’s efficiency ratio which improved to 61.59% and 57.08% for the third quarter and nine months ended September 30, 2006, respectively, compared to 67.76% and 70.06% in the same periods in 2005.

Loans outstanding increased $44.1 million or 3.7% to $1.25 billion as of September 30, 2006 from $1.21 billion at December 31, 2005. At September 30, 2006, nonperforming loans to total loans decreased to 0.54% from 0.57% at December 31, 2005. The allowance for loan losses totaled $17.2 million or 1.36% of loans at September 30, 2006 compared to $16.8 million or 1.37% at December 31, 2005. Based upon asset quality key indicators and slower loan growth, the Company did not record loan loss provision in the third quarter ended September 30, 2006 compared to $375,000 for the same period in 2005. For the nine months ended September 30, 2006, loan loss provision totaled $550,000 compared to $750,000 in the same period of 2005.

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Deposits increased $66.6 million or 5.2% to $1.35 billion at September 30, 2006, compared to $1.28 billion at December 31, 2005. As the result of the Company’s focus on attracting core deposits, core deposits increased $39.0 million or 5.4% to $763.6 million at September 30, 2006, compared to $724.6 million at December 31, 2005. Its Smartstreet division successful cash management program has complemented the Company’s deposit growth strategies. Smartstreet offers custom banking and cash management services for community associations and management companies.

Recent Mergers and Acquisitions

On August 9, 2006, Flag Financial Corporation and RBC Centura Banks, Inc. (“RBC”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which RBC will acquire Flag (the “Merger”). Under the terms of the Merger Agreement, upon the closing of the transaction, each outstanding share of Flag common stock will be converted into cash in the amount of $25.50 per share.

The Merger has been approved by the boards of directors of both Flag and RBC and is subject to the approval of the shareholders of Flag. In addition to shareholder approval, the Merger is subject to customary regulatory approvals in the United States and in Canada including approval by the Board of Governors of the Federal Reserve System. The Merger Agreement also includes customary representations, warranties, covenants and other closing conditions of both parties. Flag and RBC expect the Merger to close prior to the end of 2006.

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

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary Financial Data

The following table presents summary financial data for the previous five quarters (in thousands, except per share data).

	2006			2005
(unaudited)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Income Summary
Interest income	$31,559	$30,761	$28,272	$20,491	$15,933
Interest expense	14,938	13,222	11,946	8,688	5,817

Net interest income	16,621	17,539	16,326	11,803	10,116
Provision for loan losses	—	85	465	—	375
Noninterest income	2,791	3,035	3,332	1,235	3,034
Noninterest expense	11,872	11,448	10,803	8,888	8,855

Earnings before taxes	7,540	9,041	8,390	4,150	3,920
Income taxes	2,762	3,233	3,006	1,344	1,283

Net income	$4,778	$5,808	$5,384	$2,806	$2,637

Performance Ratios
Basic earnings per share	$0.28	$0.34	$0.32	$0.23	$0.31
Diluted earnings per share	0.27	0.33	0.31	0.22	0.28
Cash dividends declared	0.06	0.06	0.06	0.06	0.06
Book value per share	12.86	12.47	12.41	12.14	8.74

Return on average assets	1.08%	1.31%	1.25%	0.88%	1.18%
Return on average equity	8.86%	10.99%	10.37%	8.65%	14.46%
Return on average tangible equity(1)	18.96%	24.10%	23.24%	15.87%	20.17%
Net interest margin	4.18%	4.47%	4.32%	4.05%	4.83%
Efficiency ratio	61.59%	55.51%	54.33%	68.68%	67.76%

Asset Quality
Allowance for loan losses	$17,237	$17,337	$17,360	$16,779	$9,511
Nonperforming assets	6,830	6,366	7,301	6,937	4,507
Allowance for loan losses to loans	1.36%	1.37%	1.37%	1.37%	1.36%
Nonperforming assets to total assets	0.38%	0.35%	0.41%	0.41%	0.49%
Net charge-offs (recoveries) to average loans	0.03%	0.04%	(0.04)%	(0.35)%	(0.13)%

Average Balances
Loans outstanding, net	$1,240,571	$1,229,557	$1,215,334	$903,240	$663,803
Total assets	1,774,808	1,771,258	1,725,282	1,276,883	895,843
Deposits	1,340,942	1,350,382	1,317,016	1,018,107	765,055
Stockholders’ equity	215,683	211,369	207,697	129,803	72,921
Basic common shares outstanding:	17,003	16,924	16,890	12,130	8,546
Diluted common shares outstanding	17,848	17,666	17,398	12,743	9,275

At Period End
Loans outstanding, net	$1,249,140	$1,248,127	$1,247,511	$1,205,046	$691,488
Total assets	1,776,142	1,794,461	1,770,645	1,702,861	919,125
Deposits	1,350,584	1,349,669	1,363,108	1,283,952	784,806
Stockholders’ equity	218,667	212,095	209,625	204,800	74,652
Common shares outstanding	17,009	17,002	16,893	16,874	8,546

(1)	Tangible shareholders’ equity is shareholders’ equity less goodwill and intangible assets.

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Certain financial information included in the summary financial data is determined by methods other than in accordance with accounting principles generally accepted within the United States, or GAAP. These non-GAAP financial measures are, “tangible shareholders’ equity” and “return on average tangible equity”. Flag’s management uses these non-GAAP measures in its analysis of the Company’s performance.

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

The following reconciliation table provides a more detailed analysis of “tangible shareholders’ equity” and “return on average tangible equity”:

	2006			2005
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter
Return on average equity	8.86%	10.99%	10.37%	8.65%	14.46%
Effect of intangible assets	10.10%	13.11%	12.87%	7.22%	5.71%
Return on average tangible equity	18.96%	24.10%	23.24%	15.87%	20.17%

Overview of Financial Condition

Total assets were $1.78 billion at September 30, 2006, an increase of $73.3 million or 4.3% from $1.70 billion at December 31, 2005. Interest-earning assets (consisting of loans, investment securities, other interest-bearing deposits in banks and short-term investments) totaled $1.59 billion or 89.4% of total assets at September 30, 2006, compared to $1.51 billion or 88.8% of total assets at December 31, 2005. During the same period, stockholders’ equity increased $13.9 million or 6.8% to $218.7 million at September 30, 2006, compared to $204.8 million at December 31, 2005.

Loans

Loans are reported at their outstanding unpaid balances, net of the allowance for loan losses, deferred loan fees and unamortized premiums or discounts on purchased loans. Balances within the major loans receivable categories are represented in the following table (in thousands):

	September 30, 2006	% of Total Loans	December 31, 2005	% of Total Loans	September 30, 2005	% of Total Loans
Commercial/financial/agricultural	$135,460	10.7%	$126,293	10.3%	$92,457	13.2%
Real estate – Construction	562,276	44.4%	448,336	36.7%	215,501	30.7%
Real estate – Mortgage	554,895	43.8%	626,189	51.3%	376,877	53.8%
Consumer installment loans	13,740	1.1%	20,961	1.7%	16,160	2.3%
Lease financing	6	—	46	—	4	—

Total loans	1,266,377	100.0%	1,221,825	100.0%	700,999	100.0%

Less: Allowance for loan losses	17,237		16,779		9,511

Total net loans	$1,249,140		$1,205,046		$691,488

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loans outstanding, net, totaled $1.25 billion at September 30, 2006, an increase of $44.1 million or 3.7%, compared to $1.21 billion at December 31, 2005. Construction loans increased $113.9 million or 25.4% in the nine months ended September 30, 2006 compared to December 31, 2005. The increase in construction lending is primarily located in the metro Atlanta area. During the same nine month period, payoffs of commercial real estate loans have outpaced originations of new real estate mortgage loans. Real estate mortgage loans decreased $71.3 million or 11.4% in the nine months ended September 30, 2006 compared to December 31, 2005. Loans outstanding, net, represented 78.7% and 79.7% of interest-earning assets at September 30, 2006 and December 31, 2005, respectively.

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

Investment Securities

Investment securities at September 30, 2006, totaled $311.9 million, an increase of $64.6 million or 26.2% from $247.2 million at December 31, 2005. Investment securities comprised 19.6% and 16.4% of interest-earning assets at September 30, 2006 and December 31, 2005, respectively. During the nine months ended September 30, 2006, $27.9 million in investment securities repaid and Flag purchased $93.2 million in investment securities with a higher average yield. In addition, in the fourth quarter of 2005, Flag initiated a repositioning of its balance sheet designed to further reduce its exposure to an anticipated continued increase in interest rates and to improve net interest margin and net interest income levels. Flag sold $67.6 million in fixed-rate investments and reinvested the proceeds in a combination of fixed-rate and variable rate investments with a higher average yield.

The composition of the investment securities portfolio reflects management’s strategy of maintaining an appropriate combination of liquidity, interest-rate risk and yield. Flag seeks to maintain an investment portfolio with minimal credit risk, investing mostly in obligations of the United States Treasury or other state and federal governmental agencies or quasi-agencies. During the quarter and nine month period ended September 30, 2006, Flag did not experience any other-than-temporary impairment.

Federal Funds Sold and Other Interest-bearing Deposits in Banks

Short-term investments (federal funds sold and other interest-bearing deposits in banks) totaled $159,000 at September 30, 2006, a decrease of $25.1 million or 99.4% from $25.3 million at December 31, 2005. Cash received from short-term investments was used to fund the growth in the loan and investment portfolios and to repay short-term debt.

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Premises and Equipment

Premises and equipment at September 30, 2006, totaled $14.7 million, an increase of $683,000 or 4.9%, from $14.0 million at December 31, 2005. In the first quarter of 2006, Flag sold its mortgage office in Columbus, Georgia, with a net book value of $309,000 and recognized a pre-tax gain on the sale of $219,000. In the second quarter of 2006, Flag purchased an office building in Macon, Georgia, for $746,000. The Company plans to open a full-service banking and loan production office in this facility.

Deposits and Other Funding

Total deposits at September 30, 2006, were $1.35 billion, an increase of $66.6 million or 5.2% from $1.28 billion at December 31, 2005. Core deposits offer the Bank a lower cost source of funds. Core deposits (noninterest-bearing demand, interest-bearing demand, money market and savings accounts) were $763.6 million at September 30, 2006, compared to $724.6 million at December 31, 2005. Core deposits comprise 56.5% of the total deposit base at September 30, 2006 versus 56.4% at December 31, 2005. Noninterest-bearing deposits grew $24.3 million to $197.0 million at September 30, 2006 compared to $172.7 million at December 31, 2005. The increase in non-interest bearing deposits is largely due to the success of the Smartstreet cash management program. Smartstreet offers custom banking and cash management services for community associations and management companies.

Time deposits, which are the most expensive type of deposit funding, increased $27.7 million or 4.9% to $587.0 million at September 30, 2006 compared to $559.3 million at December 31, 2005. Time deposits comprised 43.5% of the total deposit base at September 30, 2006 compared to 43.6% at December 31, 2005. Total deposits represented 87.8% of funding sources at September 30, 2006 compared to 86.9% at December 31, 2005.

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank (“FHLB”) declined $13.2 million or 9.2% to $130.3 million at September 30, 2006 compared to $143.5 million at December 31, 2005. FHLB borrowings represented 8.5% of funding sources at September 30, 2006 compared to 9.7% at December 31, 2005.

FHLB advances as of September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006	December 31, 2005
FHLB advances, interest payable at fixed rates ranging from 4.51% to 5.92%; advances mature at various maturity dates from October 24, 2007 through January 17, 2012; weighted average rate at September 30, 2006 is 4.97%.	$14,005	$13,878
FHLB advances, interest payable at variable rates ranging from 4.55% to 5.46%; advances mature at various maturity dates from September 17, 2007 through April 25, 2012; weighted average rate at September 30, 2006 is 5.00%.	116,286	129,591

	$130,291	$143,469

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Federal Funds Purchased and Repurchase Agreements

Federal funds purchased and repurchase agreements increased $5.7 million or 137.1% to $9.8 million at September 30, 2006 from $4.1 million at December 31, 2005. Federal funds purchased and repurchase agreements represented 0.6% of funding sources at September 30, 2006 versus 0.3% at December 31, 2005. Federal funds purchased were used to fund loans.

Junior Subordinated Debentures

Junior subordinated debentures remained at $46.8 million at September 30, 2006 and December 31, 2005. Junior subordinated debentures represented 3.0% of funding sources at September 30, 2006 versus 3.2% at December 31, 2005. For more information see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital.

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

Liquid assets (assets that can be easily converted to cash) at September 30, 2006, totaled $129.6 million and included cash and due from banks, and other interest-bearing deposits, unpledged investment securities available-for-sale and mortgage loans held-for-sale.

Deposits provide a significant portion of the Company’s cash flow needs and continue to provide a relatively stable, low cost source of funds. As of September 30, 2006, Flag had $302.0 million of deposits due on demand, $443.8 million in money market deposits, $17.8 million in savings deposits and $527.0 million of time deposits and other borrowings due within one year. Other funding sources readily available to the Company are purchased funds, including wholesale funding sources. Wholesale funding sources include advances from the FHLB, federal funds purchased and securities sold under agreements to repurchase. Flag maintains available lines of credit with other financial institutions. These include federal funds and other lines of credit totaling $91.0 million and a line of credit with the FHLB totaling $355.0 million at September 30, 2006. Flag also maintains a line of credit with the Federal Reserve Bank of Atlanta (the “FRB”) totaling $250.6 million at September 30, 2006. At September 30, 2006, of the $696.5 million in total lines, $561.7 million is still available to Flag. The available commitment level varies proportional to the collateral balances for the FHLB and FRB lines of credit. Flag’s internal policy is to limit brokered certificates of deposits to no more than 40% of total assets, without prior approval of the Board of Directors. At September 30, 2006, brokered certificates of deposit totaled $125.2 million or 7.1% of total assets.

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

The following table summarizes Flag’s off-balance sheet financial instruments whose contract amounts represent credit risk as of September 30, 2006 and December 31, 2005 (in thousands):

	2006	2005
Commitments to extend credit	$382,693	$398,512
Standby letters of credit	$6,096	$13,670

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

Historically, the average term to maturity or repricing (rate changes) of assets (primarily loans and investment securities) has exceeded the average repricing period of liabilities (primarily deposits and borrowings). Flag’s primary source of funding has been demand and money market deposits (interest-bearing and noninterest-bearing) instead of time deposits and wholesale borrowings with longer maturities. This method of funding interest-earning assets has issues concerning interest rate risk, liquidity and profitability, all of which were contemplated and measured by the Company. Flag concluded that this strategy is the most profitable method of funding growth in interest-earning assets of the Company for the foreseeable future and has committed significant sales, marketing and training resources at being successful in this effort. Where interest rate risk is concerned, Flag considered factors such as account size, relationship strength and historical rate levels needed to remain competitive. Generally speaking, it is the opinion of management that these deposits are less sensitive to rate movements than the interest-earning assets they are funding. Flag uses an interest rate simulation model that uses management assumptions and theories regarding rate movements and the impact each movement will have on individual components of the balance sheet. As of September 30, 2006, Flag’s simulation model shows that Flag’s balance sheet is asset-sensitive, meaning a rising rate environment would have a positive impact on Flag’s net interest income. The Company uses three standard scenarios — rates unchanged, rising rates, and declining rates — in analyzing interest rate sensitivity. At September 30, 2006, Flag’s simulation model indicated that a 100 basis points increase or decrease over the next twelve months would increase net interest income approximately 4.63%, and decrease net interest income approximately 6.54% in the rising and declining rate scenarios, respectively, versus the projection under unchanged rates. The interest rate simulation model assumes a yield curve that is positively sloped (higher rates for longer maturities).

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Currently, the inversion in the yield curve is causing a detrimental impact on the Company’s net interest income compared to the forecasted net interest income under a positively sloped yield curve. A significant part of the Company’s loan portfolio is tied to Prime Rate and with no increase in the Federal Reserve discount rate in the third quarter ended September 30, 2006, these loans did not reprice. At the same time, the Company’s time deposits continued to reprice at maturity, thus compressing net interest income.

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

At September 30, 2006, the Company had interest rate floors and an interest rate corridor designated as cash flow hedges. No fair value hedges were outstanding. The following tables summarize the outstanding derivative instruments (in thousands):

Interest Rate Floors

Type	Transaction Date	Term Date	Notional	Strike Rate	Current Rate	Fair Value
Prime Based Floorlets	May 2005	May 2008	$50,000	5.50%	8.25%	$6
Prime Based Floorlets	May 2005	May 2010	50,000	5.50%	8.25%	79

Total Interest Rate Floors			$100,000	5.50%	8.25%	$85

Type	Transaction Date	Term Date	Notional	Cap Purchased	Cap Sold	Fair Value
Interest Rate Corridor	Nov 2002	Nov 2007	$5,000	4.00%	7.00%	$74

As of September 30, 2006, the change in net unrealized gains of $256,000, pretax, for derivatives designated as cash flow hedges is separately disclosed in accumulated other comprehensive income. For cash flow hedges, losses on derivative contracts reclassified from accumulated other comprehensive income to current period earnings are included in the line item in the Consolidated Statement of Earnings in which the hedged item is recorded and in the same period the hedged item affects earnings.

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2006, Flag determined its interest swap was ineffective and recorded a loss for the third quarter and nine months ended September 30, 2006, totaling $27,000.

The following table summarizes the ineffective swap (in thousands):

Interest Rate Swap

Type	Transaction Date	Term Date	Notional	Receive Rate	Pay Rate	Fair Value
Receive Fixed, Pay LIBOR Swap	June 2004	Dec 2006	$5,000	3.27%	5.32375%	(27)

Capital

At September 30, 2006, the capital ratios of Flag and the Bank met all regulatory capital requirements to be well capitalized. Minimum ratios required for holding companies and banks to ensure capital adequacy are 8% for total capital to risk weighted assets and 4% each for Tier 1 capital to average assets. Minimum ratios required for holding companies and banks to be well capitalized under prompt corrective action provisions are 10% for total capital to risk weighted assets, 6% for Tier 1 capital to risk weighted assets and 5% for Tier 1 capital to average assets.

The Company has four statutory trusts which offered and sold Preferred Securities. The proceeds of such issuances, together with the proceeds of the related issuance of common securities of each trust were invested in junior subordinated debentures. Flag has outstanding junior subordinated debentures totaling $46.8 million at September 30, 2006.

The following table reflects Flag’s capital position with respect to the regulatory minimums as of September 30, 2006 (in thousands):

	Actual Amount	%	Required Amount	%	Excess Amount	%
Total Capital (to Risk Weighted Assets)	$166,153	12.50%	$106,307	8.00%	$59,846	4.50%
Tier 1 Capital (to Risk Weighted Assets)	$149,161	11.22%	$53,154	4.00%	$96,007	7.22%
Tier 1 Capital (to Average Assets)	$149,161	8.99%	$66,400	4.00%	$82,761	4.99%

Provision and Allowance for Loan Losses

For the quarter ended September 30, 2006, net charge-offs totaled $100,000 compared to net recoveries of $221,000 in the quarter ended September 30, 2005. Net charge-offs to average loans were 0.03% compared to net recoveries to average loans of 0.13% for the quarters ended September 30, 2006 and 2005, respectively. Net charge-offs for the nine months ended September 30, 2006, equaled $92,000 compared to net recoveries of $159,000 in the same period last year. Based upon asset quality key indicators and slower loan growth in the current quarter, management determined that the level of the allowance for loan losses was adequate at September 30, 2006 and there was no loan loss provision recorded during the third quarter of 2006. Loan loss provision for the nine months ended September 30, 2006 totaled $550,000. Loan loss provision for the quarter and nine months ended September 30, 2005, was $375,000 and $750,000, respectively.

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

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The allowance for loan losses totaled $17.2 million at September 30, 2006, compared to $16.8 million at December 31, 2005. The allowance for loan losses to loans outstanding remained relatively stable at 1.36% at September 30, 2006 compared to 1.37% at December 31, 2005. The ratio of the allowance for loan losses to nonperforming loans decreased slightly to 2.80 times at September 30, 2006 from 2.89 times at December 31, 2005. Management considered the level of charge-offs and nonperforming loans, as well as the mix of nonperforming loans, in determining the level of allowance for loan losses.

An allocation of the allowance for loan losses has been made according to the respective amounts deemed necessary to provide for the probability of incurred losses within the various loan categories. Although other relevant factors are considered, management believes that the level of loan loss allowance at September 30, 2006, was adequate based primarily on previous charge-off experience, adjusted for risk characteristics associated with changes in the composition and growth in the loan portfolio, the specific circumstances of the concentrations in the nonaccrual loans and loans past due 90 days and still accruing, including the market value of collateral and economic conditions that may affect the borrowers’ ability to repay and such other factors which, in management’s judgment, deserve recognition under existing economic conditions.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Flag's allowance for loan losses. Such agencies may require Flag to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. For more information see Management’s Discussion and Analysis of Financial Condition and Results of Operation – Nonperforming Assets.

The following table presents an analysis of the allowance for loan losses for the three and nine month periods ended (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance of allowance for loan losses at beginning of period	$17,337	$8,915	$16,779	$8,602
Provision charged to operating expense	—	375	550	750
Charge-offs:
Commercial	(53)	—	(148)	(266)
Real estate – mortgage	(89)	(39)	(305)	(46)
Consumer installment loans	(20)	(24)	(49)	(55)
Lease financing	—	(1)	—	(1)

Total charge-offs	(162)	(64)	(502)	(368)

Recoveries:
Commercial	7	38	45	163
Real estate – mortgage	24	238	315	328
Consumer installment loans	31	9	50	36

Total recoveries	62	285	410	527

Net (charge-offs) recoveries	(100)	221	(92)	159

Balance of allowance for loan losses at end of period	$17,237	$9,511	$17,237	$9,511

See “Critical Accounting Policies” for an explanation of our methodology for determining the appropriate level for the allowance and its effect on our results of operations.

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nonperforming Assets

Flag’s solid credit quality is reflected in its credit quality ratios. Nonperforming assets (nonaccrual loans, other real estate owned and repossessions) totaled $6.8 million at September 30, 2006, compared to $6.9 million at December 2005. Nonperforming assets to total assets were 0.38% at September 30, 2006, compared to 0.41% at December 31, 2005. Nonaccrual loans increased to $6.2 million at September 30, 2006, from $5.7 million at December 31, 2005. Loans past due 90 days and still accruing and other real estate owned decreased to $5,000 and $664,000, respectively, at September 30, 2006, from $120,000 and $1.1 million, respectively, at December 31, 2005.

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

Flag’s strong credit quality is attributed to a combination of Flag’s strict credit culture that focuses more heavily on the quality of the borrower’s financial condition and collateral values, a comprehensive loan review program and strict management of problem assets. At September 30, 2006, there were no commitments to advance additional funds on any loan classified as nonaccrual.

The following table summarizes the nonperforming assets for the periods presented (in thousands):

	September 30, 2006	December 31, 2005	September 30, 2005
Loans on nonaccrual	$6,161	$5,694	$3,411
Loans past due 90 days and still accruing	5	120	49
Other real estate owned and repossessions	664	1,123	1,047

Total nonperforming assets	$6,830	$6,937	$4,507

Total nonperforming assets as a percentage of total assets	0.38%	0.41%	0.49%

The $6.2 million in nonaccrual loans at September 30, 2006 included $3.8 million in Small Business Association (“SBA”) loans, of which SBA guaranteed $3.0 million. This compares to nonaccrual SBA loans of $2.4 million at December 31, 2005, of which SBA guaranteed $2.0 million.

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Month Periods Ended September 30, 2006 and 2005

Net income – Net income for the quarter ended September 30, 2006, was $4.8 million, an increase of 81.2% compared to $2.6 million in the same quarter in 2005. Diluted earnings per share were $0.27 for the third quarter of 2006 compared to $0.28 per diluted share in the same quarter in 2005. Net income includes pre-tax merger-related charges. For the quarter ended September 30, 2006, merger-related charges were $359,000. Merger-related charges were incurred in connection with the impending merger with RBC and were primarily for investment banking, legal and other professional charges. For more information on the merger between Flag and RBC see Note 2 to the Consolidated Financial Statements – Mergers and Acquisitions.

Net interest income – Net interest income for the quarter ended September 30, 2006, was $16.6 million, an increase of $6.5 million or 64.3% from $10.1 million for the third quarter of 2005. Flag’s net interest margin (net interest income on a taxable-equivalent basis divided by average interest-earning assets) decreased 65 basis points to 4.18% from 4.83% on average interest-earning assets of $1.59 billion and $838.5 million for the quarters ended September 30, 2006 and September 30, 2005, respectively. The net interest margin decreased in the quarter ended September 30, 2006, compared to the third quarter of 2005, primarily due to the inclusion of First Capital’s lower yielding loan portfolio and tighter spreads resulting from the continued flattening/inversion of the yield curve. While both short-term and long-term interest rates have risen for the last year, the yield curve has flattened considerably with short-term rates rising more rapidly. The Federal Reserve has increased the discount rate six times since September 30, 2005, increasing the rate from 3.75% to 5.25% over the past twelve months. The Federal Reserve did not increase the discount rate during the quarter ended September 30, 2006, causing a downward pressure on the Company’s net interest margin as the increase in the cost of interest-bearing liabilities exceeded the increase in the yield on interest-earning assets. The impact is evident in the decline in the net interest margin of 29 basis points during the third quarter ended September 30, 2006 compared to the second quarter of 2006. The Company continues to focus on core deposit growth as a lower cost funding source. For the quarter ended September 30, 2006, the cost of core deposits increased 42 basis points compared to the increase in the cost of short-terming borrowings of 220 basis points. For more information on Flag’s asset and liability management program see Management’s Discussion and Analysis of Financial Condition and Results of Operation - Market Risk Sensitivity.

Interest income - Interest income for the quarter ended September 30, 2006, was $31.6 million, an increase of $15.7 million or 98.1% compared to $15.9 million in the same quarter in 2005. The increase is primarily due to higher levels of average interest-earning assets. Increases in average interest-earning assets are a result of the merger with First Capital and continued strong internal growth. An increase in the yield on interest-earning assets also contributed to the improvement in interest income. The taxable equivalent yield on interest-earning assets increased 32 basis points to 7.91% in the quarter ended September 30, 2006, compared to 7.59% in the same quarter of 2005.

Interest income and fees on loans increased $12.9 million or 90.7% to $27.2 million for the quarter ended September 30, 2006, compared to $14.3 million in the same quarter last year. The increase in interest income in the quarter ended September 30, 2006 was primarily a result of the growth in average loans. Average loans outstanding, including mortgage loans held-for-sale, during the quarter ended September 30, 2006, increased $582.3 million or 85.0% to $1.27 billion compared to $684.7 million for the same quarter in 2005. The yield on loans in the quarter ended September 30, 2006, was 8.54%, an increase of 24 basis points from 8.30% in the same quarter last year. The increase in yield is primarily attributable to re-pricing of the adjustable rate loan portfolio as a result of the rising rate environment. Increases in interest rates during the 12 month period ended September 30, 2006, were largely offset by the inclusion of the First Capital lower yielding loan portfolio.

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest on investment securities increased $2.9 million or 214.3%, to $4.2 million for the quarter ended September 30, 2006 from $1.3 million in the third quarter of 2005. The increase in interest income in the quarter ended September 30, 2006 was driven both by higher levels of average investment securities and an increase in the yield. In the quarter ended September 30, 2006, average investment securities increased $198.3 million or 170.7%, to $314.5 million compared to $116.2 million in the same quarter of 2005. The taxable equivalent yield on investment securities increased 65 basis points to 5.41% in the quarter ended September 30, 2006 compared to 4.76% in the same quarter of 2005. During the nine months ended September 30, 2006, $27.9 million in investment securities repaid and Flag purchased $93.2 million in investment securities with a higher average yield. In addition, in the fourth quarter of 2005, Flag initiated a repositioning of its balance sheet designed to further reduce its exposure to an anticipated continued increase in interest rates and to improve net interest margin and net interest income levels. Flag sold $67.6 million in fixed-rate investments and reinvested the proceeds in a combination of fixed-rate and variable rate investments with a higher average yield.

Interest on federal funds sold and other interest-bearing deposits in banks decreased $197,000 or 62.5% in the quarter ended September 30, 2006, to $118,000 from $315,000 in the third quarter of 2005. Interest on federal funds sold and other interest-bearing deposits decreased as a result of a decline in the average balance of federal funds sold and other interest-bearing deposits in banks. During the quarter ended September 30, 2006, the average balance of federal funds sold and other interest-bearing deposits in banks declined $28.9 million or 76.7% compared to the third quarter of 2005, while the cost increased 203 basis points as a result of the impact of the rise in the discount rate over the past 12 months. During the quarter ended September 30, 2006, federal funds sold and other interest-bearing deposits in banks were used to fund loans and repay short-term borrowings.

Interest expense – Interest expense for the quarter ended September 30, 2006, was $14.9 million, an increase of $9.1 million or 156.8% from $5.8 million in the same quarter in 2005. The increase is due to higher levels of average interest-bearing liabilities coupled with a rising interest rate environment. Increases in average interest-bearing liabilities are a result of the merger with First Capital and continued strong internal growth. In the quarter ended September 30, 2006, average interest-bearing liabilities increased $579.9 million or 84.8% to $1.34 billion from $757.6 million in the third quarter of 2005. Flag’s total cost of interest-bearing liabilities increased 138 basis points to 4.43% from 3.05% over the same period last year, compared to a 150 basis point increase in the discount rate from September 30, 2005 to September 30, 2006. The increase reflects the impact of higher rates on variable rate borrowings and increases in deposit pricing.

Interest expense on deposits increased $7.0 million or 132.6% to $12.2 million in the quarter ended September 30, 2006, from $5.2 million in the third quarter of 2005. The increase is due to both an increase in the average balance and cost of interest-bearing deposits. Average core deposits (noninterest-bearing, demand, money market and savings) in the quarter ended September 30, 2006, were $766.3 million, an increase of $342.4 million or 80.8%, from $423.9 million in the third quarter of 2005. Core deposits offer the Bank a lower cost source of funds. The cost of core deposits increased 42 basis points to 2.64% in the quarter ended September 30, 2006 compared to 2.22% in the same period last year. Average noninterest-bearing demand deposits increased $144.2 million or 254.7% to $200.8 million in the quarter ended September 30, 2006 compared to $56.6 million in the same period last year. This increase in noninterest-bearing deposits was consistent with Flag’s strategic intent to increase core deposits as a lower cost source of funding. Average time deposits in the quarter ended September 30, 2006, were $574.6 million, an increase of $233.5 million or 68.5% from $341.1 million in the third quarter of 2005. The cost of time deposits increased 156 basis points to 4.88% in the quarter ended September 30, 2006 compared to 3.32% in the same period in 2005. The increase in the cost of deposits is primarily attributable to increased pricing of Flag’s deposit products as a result of the rising rate environment.

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest expense on FHLB advances and other borrowings for the quarter ended September 30, 2006, was $1.7 million, an increase of $1.5 million or 619.8%, from $237,000 for the same quarter of 2005. Average FHLB advances and other borrowings in the quarter ended September 30, 2006, were $138.8 million, an increase of $112.4 million or 425.8%, from $26.4 million in the same quarter of 2005. The increase in average FHLB advances is a result of the merger with First Capital. The cost of FHLB advances and other borrowings increased 132 basis points to 4.88% in the quarter ended September 30, 2006 from 3.56% in the same quarter of 2005. The increase in the cost of FHLB advances and other borrowings reflects the impact of the rising rate environment on the adjustable rate advances.

Interest expense on federal funds purchased and repurchase agreements for the quarter ended September 30, 2006, was $160,000, an increase of $149,000 or 1354.5%, from $11,000 for the same quarter of 2005. The increase is attributable to higher levels of short-term borrowings and an increase in the cost of short-term borrowings. Average federal funds purchased and repurchase agreements in the quarter ended September 30, 2006, were $11.9 million, an increase of $10.5 million or 753.6%, from $1.4 million in the same quarter of 2005. The cost of these borrowings increased 220 basis points to 5.34% in the quarter ended September 30, 2006 from 3.14% in the same quarter of 2005. The increase in the cost is attributable to the rising rate environment.

Interest expense on junior subordinated debt was $903,000 for the quarter ended September 30, 2006, an increase of $565,000 or 167.2% from $338,000 for the same quarter of 2005. Average junior subordinated debentures increased $25.4 million or 118.8%, to $46.8 million in the quarter ended September 30, 2006 compared to $21.4 million in the same quarter of 2005. In 2005, the Company issued $25.8 million in junior subordinated debt to finance the merger with First Capital and for other general operating expenses. In addition, through its acquisition of First Capital in the fourth quarter of 2005, the Company recorded $6.6 million in junior subordinated debt. The cost of junior subordinated debentures increased 139 basis points to 7.66% in the quarter ended September 30, 2006 compared to 6.27% in the third quarter of 2005. The increase in the cost of junior subordinated debentures is attributable to the rising rate environment and the related effect on the variable rate coupons.

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables reflect the average balances, the interest income or expense and the average yield and cost of the Company’s interest-earning assets and interest-bearing liabilities during the three month periods presented (dollars in thousands):

Consolidated Average Balance Sheets

	Three Months Ended September 30,
	2006				2005
	Average Balance	Interest Income/ Expense	Weighted Average Rate	Average Balance	Interest Income/ Expense	Weighted Average Rate
Assets:
Loans(1)	$1,266,973	$27,276	8.54%	$684,706	$14,326	8.30%
Taxable investment securities	302,112	4,076	5.35%	108,547	1,252	4.58%
Tax-exempt investment securities(1)	12,354	215	6.90%	7,630	141	7.33%
Other interest-bearing deposits in banks	697	8	4.55%	18,322	153	3.31%
Federal funds sold	8,051	110	5.42%	19,277	162	3.33%

Total interest-earning assets	1,590,187	$31,685	7.91%	838,482	$16,034	7.59%

Noninterest-earning assets	184,621			57,361

Total assets	$1,774,808			$895,843

Liabilities and stockholders’ equity:
Interest-bearing demand deposits	$96,811	$271	1.11%	$76,031	$209	1.09%
Money market	449,796	4,797	4.23%	270,180	2,130	3.13%
Savings deposits	18,899	33	0.69%	21,120	35	0.66%
Time deposits	574,620	7,068	4.88%	341,115	2,857	3.32%

Total interest-bearing deposits	1,140,126	12,169	4.23%	708,446	5,231	2.93%
FHLB advances and other borrowings	138,752	1,706	4.88%	26,391	237	3.56%
Federal funds purchased and repurchase agreements	11,882	160	5.34%	1,392	11	3.14%
Junior subordinated debentures	46,786	903	7.66%	21,381	338	6.27%

Total interest-bearing liabilities	1,337,546	$14,938	4.43%	757,610	$5,817	3.05%

Noninterest-bearing demand deposits	200,816			56,609
Noninterest-bearing liabilities	20,763			8,703
Stockholders’ equity	215,683			72,921

Total liabilities and stockholders’ equity	$1,774,808			$895,843

Net interest rate spread		$16,747	3.48%		$10,217	4.54%
Taxable-equivalent adjustment		126			101

Net interest income, actual		$16,621			$10,116

Net interest-earning assets/net interest margin	$252,641		4.18%	$80,872		4.83%
Interest-earning assets as a percentage of interest-bearing liabilities			118.89%			110.67%

(1)	Tax equivalent basis.

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows the change in net interest income for the three month periods presented due to changes in volumes and rates (in thousands):

Rate/Volume Variance Analysis – Taxable Equivalent Basis

	Three months ended September 30, 2006 Compared to 2005
	Volume	Rate/ Yield	Net Change
Interest income:
Loans	$12,535	$415	$12,950
Taxable investment securities	2,611	213	2,824
Tax-free investment securities	82	(8)	74
Interest-bearing deposits in banks	(202)	1 57	(145)
Federal funds sold	(153)	101	(52)

Total interest income	14,873	778	15,651

Interest expense:
Interest-bearing demand deposits	58	4	62
Money market	1,916	751	2,667
Savings deposits	(4)	2	(2)
Time deposits	2,872	1,339	4,211
FHLB advances and other borrowings	1,382	87	1,469
Federal funds purchased and repurchase agreements	141	8	149
Junior subordinated debentures	490	75	565

Total interest expense	6,855	2,266	9,121

Net interest income	$8,018	$(1,488)	$6,530

The increase in volume is due to the merger with First Capital and internal growth. The decrease in the rate/yield is primarily due to the influence of First Capital lower yielding loan portfolio coupled with the effects of a flat to inverted yield curve during 2006.

Noninterest income – Noninterest income for the quarter ended September 30, 2006 decreased $243,000 or 8.0% to $2.8 million compared to $3.0 million in the same quarter of 2005. Traditionally service charges on deposit accounts and revenues from mortgage banking activities have been the largest components of noninterest income.

Service charges on deposit accounts totaled $798,000 for the quarter ended September 30, 2006, a decrease of $57,000 or 6.7%, from $855,000 in the third quarter of 2005. While deposits grew substantially over the past year, a significant amount of the growth was in higher balance accounts, including commercial accounts, which typically provide lower levels of fee income.

Mortgage banking activities include origination fees, service release premiums and the gain on the sales of mortgage loans held-for-sale. Mortgage banking activities totaled $770,000, a decrease of $120,000 or 13.5%, compared to $890,000 in the third quarter of 2005. The decrease in mortgage banking activities income is primarily due to a lower level of originations. Originations of mortgage loans held-for-sale totaled $38.7 million and $48.0 million in the third quarter of 2006 and 2005, respectively.

Payroll Solutions contributed $673,000 to noninterest income for the quarter ended September 30, 2006, an increase of $131,000 or 24.2%, compared to $542,000 for the quarter ended September 30, 2005. The increase in fees is primarily due to new business started in the period, strong client retention and an increase in the number of employees on Payroll Solutions’ clients’ payrolls.

Losses on sales of other real estate owned totaled $4,000 for the quarter ended September 30, 2006, an increase of $340,000 or 101.2% compared to gains totaling $336,000 in the third quarter of 2005.

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other income increased $137,000 or 39.7% to $482,000 for the quarter ended September 30, 2006, compared to $345,000 in the same quarter last year. The increase in other income is primarily attributable to servicing fees on SBA loans. In the quarter ended September 30, 2006, servicing fees on SBA loans totaled $135,000. The SBA loan portfolio was acquired in the merger with First Capital.

Noninterest expense - Noninterest expense for the quarter ended September 30, 2006, totaled $11.9 million, an increase of $3.0 million or 34.1%, compared to $8.9 million in the same quarter of 2005. Increases in salaries and benefits, occupancy expense, communications and postage, printing and supplies are primarily related to the increase in personnel and branches as a result of the merger with First Capital in the fourth quarter of 2005. Noninterest expense for the quarter ended September 30, 2006, included $359,000 in merger-related charges. Merger-related charges were incurred in connection with the impending merger with RBC and were primarily for investment banking, legal and other professional charges. For more information on the merger between Flag and RBC see Note 2 to the Consolidated Financial Statements – Mergers and Acquisitions.

Salaries and employee benefits for the quarter ended September 30, 2006, totaled $7.3 million, an increase of $1.8 million or 32.2%, from $5.5 million in the third quarter of 2005. As a result of the merger with First Capital, increases in salaries and employee benefits are primarily related to additional personnel in the metro Atlanta area.

Occupancy expense for the quarter ended September 30, 2006, totaled $1.2 million, an increase of $179,000 or 18.3% from $977,000 in the third quarter of 2005. Increases in rent expense are related to the addition of the First Capital branches and loan production offices.

Professional fees were $110,000 for the quarter ended September 30, 2006, a decrease of $319,000 or 74.4%, compared to $429,000 in the same quarter of 2005. The decrease for the quarter ended September 30, 2006, is in part due to a decline in the amount of expenses related to continued compliance with the Sarbanes-Oxley Act and a decrease in legal fees. For the quarter ended September 30, 2006, professional fees related to the impending merger with RBC totaled $339,000 and are included in merger-related charges.

Postage, printing and supplies costs for the quarter ended September 30, 2006 totaled $505,000, an increase of $248,000 or 96.5%, compared to $257,000 in the third quarter of 2005. The increase in new customer accounts added through the First Capital acquisition contributed to the increase in postage, printing and supplies.

Communication and equipment costs for the quarter ended September 30, 2006 were $678,000, an increase of $139,000 or 25.8%, from $539,000 in the third quarter of 2005. The increase is primarily a result of the additional offices acquired through the merger with First Capital.

Other noninterest expense totaled $1.7 million for the quarter ended September 30, 2006, an increase of $626,000 million or 56.2%, compared to $1.1 million in the same quarter of 2005. Increases in other noninterest expense are a result of the growth of the Company primarily through the merger with First Capital. Marketing expense totaled $341,000, an increase of $91,000 or 36.2%, from $250,000 in the third quarter of 2005. Marketing expense increased primarily due to increased marketing efforts in the metro Atlanta area. Other outside service fees increased in the quarter ended September 30, 2006, to $277,000, an increase of $122,000 or 78.7%, from $155,000 in the third quarter of 2005. Outside service fees include both increases in service charges paid to the Federal Reserve and safekeeping fees paid on investments. These increases are related to higher levels of transactions processed by the Federal Reserve and an increase in investments resulting from the merger with First Capital. The addition of the First Capital branches and loan production offices also added to the increase in other outside service fees generated in the quarter ended September 30, 2006. Due to higher balances of amortizable intangible assets, related to the merger with First Capital, amortization expense increased $66,000 or 87.2% to $142,000 in the quarter ended September 30, 2006 compared to $76,000 in the same quarter of 2005. In the quarter ended September 30, 2006, travel and entertainment increased $98,000 or 72.9%, to $233,000 compared to $135,000 in the same quarter of 2005. The increase is primarily due to Flag’s focus on growing its presence in the metro Atlanta market.

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income taxes – Income tax expense for the quarter ended September 30, 2006, totaled $2.8 million compared to $1.3 million for the same quarter of 2005. Flag’s effective tax rate increased to 36.6% in the quarter ended September 30, 2006, compared to 32.7% in the same quarter of 2005. Flag’s increase in the effective tax rate is due to the higher level of earnings and lower relative levels of tax exempt income.

Results of Operations for the Nine Month Periods Ended September 30, 2006 and 2005

Net income - Net income for the nine months ended September 30, 2006 totaled $16.0 million, an increase of 135.9% as compared to $6.8 million in the same period in 2005. Diluted earnings per share were $0.90 for the nine months ended September 30, 2006, a 23.3% increase compared to $0.73 in the same period of 2005. Net income includes pre-tax merger-related charges. For the nine months ended September 30, 2006, merger-related charges were $359,000. Merger-related charges were incurred in connection with the impending merger with RBC and were primarily for investment banking, legal and other professional charges. For more information on the merger between Flag and RBC see Note 2 to the Consolidated Financial Statements – Mergers and Acquisitions.

Net interest income – Net interest income for the nine months ended September 30, 2006, was $50.5 million, an increase of $22.6 million or 80.7% from $27.9 million for the first nine months of 2005. Flag’s net interest margin (net interest income on a taxable-equivalent basis divided by average interest-earning assets) decreased 39 basis points to 4.32% from 4.71% on average interest-earning assets of $1.57 billion and $800.4 million for the nine months ended September 30, 2006 and 2005, respectively. The net interest margin decreased in the nine months ended September 30, 2006, compared to the same period in 2005, primarily due to the inclusion of First Capital’s lower yielding loan portfolio and tighter spreads resulting from the continued flattening/inversion of the yield curve. While both short-term and long-term interest rates have risen for the last year, the yield curve has flattened considerably with short-term rates rising more rapidly. The Federal Reserve has increased the discount rate six times since September 30, 2005, increasing the rate from 3.75% to 5.25% over the past twelve months. The Federal Reserve did not increase the discount rate during the quarter ended September 30, 2006, causing a greater downward pressure on the Company’s net interest margin as the increase in the cost of interest-bearing liabilities exceeded the increase in the yield on interest-earning assets. The impact is evident in the decline in the net interest margin of 29 basis points during the third quarter ended September 30, 2006 compared to the second quarter of 2006. The Company continues to focus on core deposit growth as a lower cost funding source. For the nine months ended September 30, 2006, the cost of core deposits increased 46 basis points compared to the increase in the cost of short-terming borrowings of 303 basis points. For more information on Flag’s asset and liability management program see Management’s Discussion and Analysis of Financial Condition and Results of Operation - Market Risk Sensitivity.

Interest income - Interest income for the nine months ended September 30, 2006, was $90.6 million, an increase of $47.8 million or 111.7% compared to $42.8 million in the same period in 2005. The increase is primarily due to higher levels of average interest-earning assets. Increases in average interest-earning assets are a result of the merger with First Capital and continued strong internal growth. An increase in the yield on interest-earning assets also contributed to the improvement in interest income. The taxable equivalent yield on interest-earning assets increased 53 basis points to 7.72% in the nine months ended September 30, 2006, compared to 7.19% in the same period of 2005.

Interest income and fees on loans increased $39.5 million or 103.7% to $77.6 million for the nine months ended September 30, 2006, compared to $38.1 million in the same period last year. Average loans outstanding, including mortgage loans held-for-sale, during the nine months ended September 30, 2006, were $1.25 billion compared to $640.8 million for the first nine months of 2005. The yield on loans in the nine months ended September 30, 2006, was 8.29% an increase of 31 basis points from 7.98% in the same period last year. The increase in yield is primarily attributable to re-pricing of the adjustable rate loan portfolio as a result of the rising rate environment. Increases in interest rates during the 12 month period ended September 30, 2006, were largely offset by the inclusion of the First Capital lower yielding loan portfolio.

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest income on investment securities increased $8.3 million or 221.8% to $12.0 million for the nine months ended September 30, 2006, from $3.7 million for the same period in 2005. The increase is the result of an increase in the average balance of investment securities coupled with an increase in the yield. The average balance of investment securities increased to $293.2 million in the nine months ended September 30, 2006, from $116.6 million in the first nine months of 2005. The yield on investment securities increased 111 basis points to 5.55% in the nine months ended September 30, 2006, from 4.44% in the same period in 2005. During the nine months ended September 30, 2006, $27.9 million in investment securities repaid and Flag purchased $93.2 million in investment securities with a higher average yield. In addition, in the fourth quarter of 2005, Flag initiated a repositioning of its balance sheet designed to further reduce its exposure to an anticipated continued increase in interest rates and to improve net interest margin and net interest income levels. Flag sold $67.6 million in fixed-rate investments and reinvested the proceeds in a combination of fixed-rate and variable rate investments with a higher average yield.

Interest on federal funds sold and other interest-bearing deposits in banks increased $48,000 or 5.1% in the nine months ended September 30, 2006, to $993,000 from $945,000 in the first nine months of 2005. The average balance of federal funds sold and other interest-bearing deposits decreased to $27.0 million in the nine months ended September 30, 2006, from $42.9 million in the first nine months of 2005. The yield on federal funds sold and other interest-bearing deposits increased 198 basis points to 4.92% from 2.94% during the nine months ended September 30, 2006, compared to 2005. Interest on federal funds sold and other interest-bearing deposits in banks increased as a result of the impact of the rise in the discount rate over the past 12 months.

Interest expense – Interest expense for the nine months ended September 30, 2006, was $40.1 million, an increase of $25.3 million or 170.2% from $14.8 million in the same period in 2005. The increase is due to higher levels of average interest-bearing liabilities coupled with a rising interest rate environment. Increases in average interest-bearing liabilities are a result of the merger with First Capital and continued strong internal growth. In the nine months ended September 30, 2006, average interest-bearing liabilities increased $643.4 million or 94.9% to $1.32 billion from $723.6 million in the first nine months of 2005. Flag’s total cost of interest-bearing liabilities increased 132 basis points to 4.06% from 2.74% over the same period last year, compared to a 150 basis point increase in the discount rate from September 30, 2005 to September 30, 2006. The increase reflects the impact of higher rates on variable rate borrowings and increases in deposit pricing.

Interest expense on deposits increased $19.1 million or 142.2% to $32.5 million in the nine months ended September 30, 2006, from $13.4 million in the same period in 2005. The increase is due to both an increase in the average balance and cost of interest-bearing deposits. Average core deposits (noninterest-bearing, demand, money market and savings) in the nine months ended September 30, 2006, were $775.4 million, an increase of $360.7 million or 87.0%, from $414.7 million in the first nine months of 2005. Core deposits offer the Bank a lower cost source of funds. The cost of core deposits increased 46 basis points to 2.41% in the nine months ended September 30, 2006 compared to 1.95% in the same period last year. Average noninterest-bearing demand deposits increased $149.7 million or 271.4%, to $204.8 million in the nine months ended September 30, 2006 compared to $55.1 million in the same period last year. This significant increase in noninterest-bearing deposits was consistent with Flag’s strategic intent to increase core deposits as a lower cost source of funding. Average time deposits in the nine months ended September 30, 2006, were $560.8 million, an increase of $242.5 million or 76.2% from $318.3 million in the nine months ended September 30, 2005. The cost of time deposits increased 132 basis points to 4.42% in the nine months ended September 30, 2006 compared to 3.10% in the same period in 2005. The increase in the cost of deposits is primarily attributable to increased pricing of Flag’s deposit products as a result of the rising rate environment.

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest expense on FHLB advances and other borrowings for the nine months ended September 30, 2006, was $4.8 million, an increase of $4.1 million or 648.0%, from $639,000 for the same period of 2005. Average FHLB advances and other borrowings in the nine months ended September 30, 2006, were $135.8 million, an increase of $109.0 million or 406.6%, from $26.8 million in the same period in 2005. The increase in average FHLB advances is a result of the merger with First Capital. The cost on FHLB advances and other borrowings increased 152 basis points to 4.71% in the nine months ended September 30, 2006 from 3.19% in the same period of 2005. The increase in the cost of FHLB advances and other borrowings reflects the impact of the rising rate environment on the adjustable rate advances.

Interest expense on federal funds purchased and repurchase agreements for the nine months ended September 30, 2006, was $263,000, an increase of $233,000 or 776.7%, from $30,000 for the same period of 2005. The increase is attributable to higher short-term borrowings and an increase in the cost of short-term borrowings as a result of the rising rate environment. Average federal funds purchased and repurchase agreements in the nine months ended September 30, 2006, were $7.3 million, an increase of $5.1 million or 228.3%, from $2.2 million in the same period in 2005. The cost of these borrowings increased 303 basis points to 4.84% in the nine months ended September 30, 2006 from 1.81% in the same period of 2005.

Interest expense on junior subordinated debt was $2.5 million for the nine months ended September 30, 2006, an increase of $1.8 million or 241.6% from $743,000 for the same period of 2005. Average junior subordinated debentures increased $30.0 million or 178.9%, to $46.8 million in the nine months ended September 30, 2006 compared to $16.8 million in the same period of 2005. In 2005, the Company issued $25.8 million in junior subordinated debt to finance the merger with First Capital and for other general operating expenses. In addition, through its acquisition of First Capital in the fourth quarter of 2005, the Company recorded $6.6 million in junior subordinated debt. The cost of junior subordinated debentures increased 133 basis points to 7.25% in the nine months ended September 30, 2006, compared to 5.92% in the same period of 2005. The increase in the cost of junior subordinated debentures is attributable to the rising rate environment and the related effect on the variable rate coupons.

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables reflect the average balances, the interest income or expense and the average yield and cost of the Company’s interest-earning assets and interest-bearing liabilities during the nine month periods presented (in thousands):

Consolidated Average Balance Sheets

	Nine Months Ended September 30,
	2006			2005
	Average Balance	Interest Income/ Expense	Weighted Average Rate	Average Balance	Interest Income/ Expense	Weighted Average Rate
Assets:
Loans(1)	$1,253,705	$77,759	8.29%	$640,793	$38,247	7.98%
Taxable investment securities	283,705	11,634	5.48%	109,530	3,473	4.24%
Tax-exempt investment securities(1)	9,447	541	7.66%	7,092	399	7.51%
Other interest-bearing deposits in banks	6,678	229	4.58%	18,718	426	3.04%
Federal funds sold	20,309	764	5.03%	24,221	519	2.86%

Total interest-earning assets	1,573,844	$90,927	7.72%	800,354	$43,064	7.19%

Noninterest-earning assets	183,454			57,122

Total assets	$1,757,298			$857,476

Liabilities and stockholders’ equity:
Interest-bearing demand deposits	$103,215	$834	1.08%	$84,543	$682	1.08%
Money market	447,476	13,034	3.89%	253,456	5,281	2.79%
Savings deposits	19,916	100	0.67%	21,548	98	0.61%
Time deposits	560,795	18,557	4.42%	318,300	7,369	3.10%

Total interest-bearing deposits	1,131,402	32,525	3.84%	677,847	13,430	2.65%
FHLB advances and other borrowings	135,805	4,780	4.71%	26,807	639	3.19%
Federal funds purchased and repurchase agreements	7,262	263	4.84%	2,212	30	1.81%
Junior subordinated debentures	46,788	2,538	7.25%	16,774	743	5.92%

Total interest-bearing liabilities	1,321,257	$40,106	4.06%	723,640	$14,842	2.74%

Noninterest-bearing demand deposits	204,799			55,142
Noninterest-bearing liabilities	19,630			7,428
Stockholders’ equity	211,612			71,266

Total liabilities and stockholders’ equity	$1,757,298			$857,476

Net interest rate spread		$50,821	3.66%		$28,222	4.45%
Taxable-equivalent adjustment		335			280

Net interest income, actual		$50,486			$27,942

Net interest-earning assets/net interest margin	$252,587		4.32%	$76,714		4.71%
Interest-earning assets as a percentage of interest-bearing liabilities			119.12%			110.60%

(1)	Tax equivalent basis.

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows the change in net interest income for the nine month periods presented due to changes in volumes and rates (in thousands):

Rate/Volume Variance Analysis – Taxable Equivalent Basis

	Nine months ended September 30, 2006 Compared to 2005
	Volume	Rate/ Yield	Net Change
Interest income:
Loans	$38,015	$1,497	$39,512
Taxable investment securities	7,142	1,019	8,161
Tax-free investment securities	135	7	142
Interest-bearing deposits in banks	(413)	2 216	(197)
Federal funds sold	(147)	392	245

Total interest income	44,732	3,131	47,863

Interest expense:
Interest-bearing demand deposits	151	1	152
Money market	5,651	2,102	7,753
Savings deposits	(8)	10	2
Time deposits	8,024	3,164	11,188
FHLB advances and other borrowings	3,837	304	4,141
Federal funds purchased and repurchase agreements	183	50	233
Junior subordinated debentures	1,628	167	1,795

Total interest expense	19,466	5,798	25,264

Net interest income	$25,266	$(2,667)	$22,599

The increase in volume is due to the merger with First Capital and internal growth. The decrease in the rate/yield is primarily due to the influence of First Capital lower yielding loan portfolio coupled with the effects of a flat to inverted yield curve during 2006.

Noninterest income – Noninterest income for the nine months ended September 30, 2006, increased $930,000 million or 11.3% to $9.2 million from $8.2 million in the first nine months of 2005. Traditionally service charges on deposit accounts and revenues from mortgage banking activities have been the largest components of noninterest income.

Service charges on deposit accounts decreased to $2.3 million for the nine months ended September 30, 2006, a decrease of $113,000 or 4.7%, from $2.4 million in the first nine months of 2005. While deposits grew substantially over the past year, a significant amount of the growth was in higher balance accounts, including commercial accounts, which typically provide lower levels of fee income.

Mortgage banking activities include origination fees, service release premiums and the gain on the sales of mortgage loans held-for-sale. Mortgage banking activities totaled $2.5 million, an increase of $311,000 or 14.4%, compared to $2.2 million in the first nine months of 2005. The increase in mortgage banking activities income is primarily due to a higher level of originations and gains on sales of mortgage loans held-for-sale. Originations of mortgage loans held-for-sale totaled $115.4 million and $111.7 million for the nine months ended September 30, 2006 and 2005, respectively. Gains recognized on the sales of mortgage loans increased to $1.5 million for the nine months ended September 30, 2006 compared to $1.2 million in the same period in 2005.

Payroll Solutions contributed $2.1 million to noninterest income for the nine months ended September 30, 2006, an increase of $467,000 or 28.8%, compared to $1.6 million for the nine months ended September 30, 2005. The increase in fees is primarily due to new business started in the period, strong client retention and an increase in the number of employees on Payroll Solutions’ clients’ payrolls.

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the nine months ended September 30, 2006, gains on the sales of other real estate owned totaled $135,000 compared to $558,000 in the same period last year. For the nine months ended September 30, 2006, there were no gains or losses on sales of securities, compared to gains totaling $129,000 in the same period last year.

Other noninterest income increased $740,000 or 65.1% to $1.9 million in the nine months ended September 30, 2006, compared to $1.1 million in the same period last year. In the nine months ended September 30, 2006, servicing fees on SBA loans totaled $439,000. Servicing fees on SBA loans were generated by the SBA loan portfolio acquired in the merger with First Capital. Included in other noninterest income are gains and losses on the sales of fixed assets. In the first quarter of 2006, Flag sold its office in Columbus, Georgia and recognized a pre-tax gain on the sale totaling $219,000. For the nine months ended September 30, 2006, total gains on the sales of fixed assets were $223,000 compared to gains recognized of $23,000 in the same period of 2005.

Noninterest expense - Noninterest expense for the nine months ended September 30, 2006, totaled $34.1 million, an increase of $8.7 million or 34.4%, compared to $25.4 million in the same period of 2005. Increases in salaries and benefits, occupancy expense, communications and postage, printing and supplies are primarily related to the increase in personnel and branches as a result of the merger with First Capital in the fourth quarter of 2005. Noninterest expense for the nine months ended September 30, 2006, included $359,000 in merger-related charges. Merger-related charges were incurred in connection with the impending merger with RBC and were primarily for investment banking, legal and other professional charges. For more information on the merger between Flag and RBC see Note 2 to the Consolidated Financial Statements – Mergers and Acquisitions.

Salaries and employee benefits for the nine months ended September 30, 2006, totaled $20.8 million, an increase of $5.0 million or 31.8%, from $15.8 million in the first nine months of 2005. As a result of the merger with First Capital, increases in salaries and employees benefits are primarily related to additional personnel in the metro Atlanta area.

Occupancy expense for the nine months ended September 30, 2006, totaled $3.6 million, an increase of $644,000 or 22.1% from $2.9 million in the first nine months of 2005. Increases in rent expense are related to the addition of the First Capital branches and loan production offices.

Professional fees were $844,000 million for the nine months ended September 30, 2006, a decrease of $618,000 or 42.3%, compared to $1.5 million in the same period of 2005. The decrease in the nine months ended September 30, 2006, is in part due to a decline in the amount of expenses related to continued compliance with the Sarbanes-Oxley Act and a decrease in legal fees. Additionally, for the nine months ended September 30, 2006, professional fees related to the impending merger with RBC totaled $339,000 and are included in merger-related charges.

Postage, printing and supplies costs for the nine months ended September 30, 2006, totaled $1.4 million, an increase of $646,000 or 88.0%, compared to $734,000 in the same period of 2005. The increase in new customer accounts added through the First Capital acquisition contributed to the increase in postage, printing and supplies.

Communication and equipment costs for the nine months ended September 30, 2006, were $2.2 million, an increase of $527,000 or 32.0%, from $1.6 million in the same period of 2005. The increase is primarily a result of the additional offices acquired through the merger with First Capital.

Flag Financial Corporation and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other noninterest expense totaled $5.0 million for the nine months ended September 30, 2006, an increase of $2.1 million or 75.2%, compared to $2.9 million in the same period of 2005. Increases in other noninterest expense are a result of the growth of the Company primarily through the merger with First Capital. Marketing expense totaled $959,000, an increase of $396,000 or 70.3%, from $563,000 in the first nine months of 2005. Marketing expense increased primarily due to increased marketing efforts in the metro Atlanta area. Other outside service fees increased in the nine months ended September 30, 2006, to $790,000, an increase of $397,000 or 101.0%, from $393,000 in the same period of 2005. Outside service fees include both increases in service charges paid to the Federal Reserve and safekeeping fees paid on investments. These increases are primarily related to higher levels of transactions processed by the Federal Reserve and an increase in investments resulting from the merger with First Capital. The addition of the First Capital branches and loan production offices also added to the increase in other outside service fees generated in the nine months ended September 30, 2006. Due to higher balances of amortizable intangible assets, related to the merger with First Capital, amortization expense increased to $427,000, an increase of $306,000 or 252.8% in the nine months ended September 30, 2006 compared to $121,000 in the same period of 2005. In the nine months ended September 30, 2006, travel and entertainment increased $400,000 or 112.3%, to $757,000 compared to $357,000 in the same period of 2005. The increase is primarily due to Flag’s focus on growing its presence in the metro Atlanta market. Regulatory fees and FDIC insurance totaled $252,000, an increase of $82,000 or 48.4%, from $170,000 in the first nine months of 2005. The increase in regulatory fees and FDIC insurance is a result of the Company’s growth over the prior year.

Income taxes – Income tax expense for the nine months ended September 30, 2006, totaled $9.0 million compared to $3.3 million for the same period of 2005. Flag’s effective tax rate increased to 36.0% in the nine months ended September 30, 2006, compared to 32.5% in the same period of 2005. Flag’s increase in the effective tax rate is due to the higher level of earnings and lower relative levels of tax exempt income.

Flag Financial Corporation and Subsidiary

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2006, there were no substantial changes in the composition of Flag’s market-sensitive assets and liabilities or their related market values from those reported as of December 31, 2005. The foregoing disclosures related to the market risk of Flag should be read in conjunction with Flag’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2005, included in Flag’s 2005 Annual Report on Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the quarter ended September 30, 2006 (in thousands):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part Of Publicly Announced Plans Or Programs (1)	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2006	—	—	1,551	549
August 1 through August 31, 2006	—	—	1,551	549
September 1 through September 30, 2006	—	—	1,551	549

Total			1,551	549

(1)

On March 19, 2004, Flag Financial Corporation announced a stock repurchase plan. The Company’s Board of Directors authorized the repurchase of up to 10% of the Company’s outstanding shares of common stock. No expiration date was specified, and no shares were repurchased under the plan during the quarter ended September 30, 2006. As of September 30, 2006, the Company has repurchased 304,000 shares at an aggregate cost of $3.9 million.

Item 3. Defaults upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders – None

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

November 8, 2006

/s/ J. Daniel Speight
J. Daniel Speight
Chief Financial Officer

November 8, 2006